Form 10-K
period 1993-12-31
HOMESTAKE MINING CO /DE/
filed 1994-03-30
CIK 743872

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-K
          (Mark One)
          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended December 31, 1993
                                     OR
          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the transition period from ______ to ______

                       Commission file number 1-8736

                          HOMESTAKE MINING COMPANY
           (Exact name of registrant as specified in its charter)
               Delaware                         94-2934609
          (State of Incorporation)           (I.R.S. Employer
                                             Identification No.)
             650 California Street
          San Francisco, California             94108-2788
     (Address of principal executive office)    (Zip Code)
                               (415) 981-8150
            (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
          Title of each class               which registered

     Common Stock, $1.00 par value      New York Stock Exchange, Inc.
     Rights to Purchase Series A        New York Stock Exchange, Inc.
       Participating
     Cumulative Preferred Stock

        Securities registered pursuant to Section 12(g) of the Act:
                               Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No
     ----     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [    ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,653,866,000 as of March 14, 1994.

The number of shares of common stock outstanding as of March 14, 1994 was 137,703,149.

                    Documents Incorporated by Reference:
Specified sections of Homestake Mining Company's 1993 Annual Report to Shareholders, as described herein, are incorporated by reference in Parts I and II of this Form 10-K. The definitive Proxy Statement for the 1994 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1993, is incorporated by reference in Part III of this Form 10-K.


                     HOMESTAKE MINING COMPANY AND SUBSIDIARIES

                                        PART I

                                  ITEM - 1 BUSINESS

                                     INTRODUCTION

               Homestake is a Delaware corporation organized in 1983 as the parent holding company to a California corporation organized in 1877. In this report, the terms "Homestake" and "Company" refer to Homestake Mining Company and its Subsidiaries.

               Homestake is engaged in gold mining and related activities, including exploration, extraction, processing and refining. Gold bullion, the Company's principal product, is produced in the United States, Canada, Australia, Mexico and Chile.

               The results of the Company's operations are affected significantly by the market price of gold. Gold prices fluctuate and are influenced by numerous factors beyond the Company's control, including expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and certain other currencies, interest rates, global or regional political or economic crises and sales by holders and producers of gold in response to such factors. The supply of gold consists of a combination of new mine production and existing stocks of bullion and fabricated gold held by governments, public and private financial institutions and individuals. The Company's current policy is to sell its production at current prices and not enter into arrangements which would establish a price for the sale of its future gold production.

               Homestake also owns a 16.7% co-tenancy interest in the Main Pass 299 offshore sulphur and oil deposit in the Gulf of Mexico.

               Dollar amounts in this report are in U.S. dollars unless otherwise indicated.

               See pages 20 and 21 in the Company's 1993 Annual Report to Shareholders for detailed listing of gold reserves and operating statistics and see Note 22 to the consolidated statements on pages 46 and 47 of the 1993 Annual Report to Shareholders for geographic and segment information. Such information is hereby incorporated by reference.

                            SIGNIFICANT 1993 DEVELOPMENTS

               In the second half of 1993, gold prices began to increase. Homestake's average realized price was $359 per ounce in 1993 compared with $348 per ounce in 1992 and $376 per ounce in 1991.


               In August, the Company completed the feasibility study for the Eskay Creek project which resulted in the addition of 1.2 million ounces of gold and 55.1 million ounces of silver to the Company's proven and probable ore reserves. This represents the Company's 54.2% interest in the property's total reserves. In February 1994, the Company selected a development plan for Eskay Creek which includes a 330 to 400 ton-per-day (TPD) underground mine. Under this development plan, ore will be sold directly to smelters, eliminating the necessity of constructing a processing plant. Capital costs to complete the project, including working capital requirements, are estimated to be $60 million. A mine development certificate could be granted early in 1994 allowing commercial production to begin by early 1995.

               In December, Prime Resources Group Inc. (Prime) acquired all of the stock of Stikine Resources Ltd. (Stikine) through a share exchange. Prime and Stikine each have a 50% interest in the Eskay Creek project. Prior to this transaction, Homestake's effective ownership in Prime and Stikine was 54.3% and 54.1%, respectively. The combination of these two companies simplifies the ownership and operation of the Eskay Creek project. Following the business combination the Company owned approximately 54.2% of Prime.

               In December, sulphur production at the Main Pass 299 sulphur mine reached full production levels of 5,500 TPD (100% basis). At December 31, 1993, due to a decline in oil prices the Company recorded a $16 million write-down in the carrying value of the oil and gas property associated with the sulphur mine.

               In July, the Company sold its 83% interest in North American Metals Corp., which owns and operates the Golden Bear mine in northwestern British Columbia, for approximately $1 million and a retained royalty interest. The Company recorded a $0.5 million pretax gain and a $12.9 million income tax benefit on this sale.

               In the fourth quarter, the Company sold its 50% interest in the Mineral Hill gold mine in Montana to TVX Gold Inc. (TVX) for $4 million in cash and 140,000 common shares of TVX. The Company recorded a gain of $3.6 million on this sale.

               In June 1993, the Company issued $150 million of 5.5% convertible subordinated notes maturing June 23, 2000. Interest on the notes is payable semi-annually beginning December 23, 1993. The notes are convertible into the Company's common shares at a rate of $23.06 per common share and are redeemable at par by the Company in whole at any time on or after June 23, 1996. Proceeds from the notes were used to retire existing gold loans and other long-term debt. Repayment of the gold loans resulted in $6.8 million of net deferred gains, which are being recognized in revenue over the original repayment periods of the gold loans.


               During the third quarter, $5.8 million was expensed in connection with an early retirement and work force reduction program at the Homestake mine in South Dakota. The program will reduce the mine's personnel level by approximately 120 people.

               In the second quarter, Homestake Gold of Australia Limited completed a restructuring of its operations, including relocation of its principal office to Perth, Australia. The Company recorded expenses of $1.9 million related to this restructuring.

               A significant portion of the Company's gold operations are transacted in Canadian and Australian currencies. Fluctuations in these currencies' exchange rates relative to the U.S. dollar affect the Company's results. In order to minimize the effects of these fluctuations, the Company has implemented a foreign currency protection program. Under the program the Company enters into foreign currency option contracts which establish minimum and maximum exchange rates ranges within which the United States dollar may be exchanged for these foreign currencies.

                                  1994 DEVELOPMENTS

               On February 23, 1994, Prime issued five million fully-paid warrants which are convertible into five million common shares of Prime on completion of regulatory requirements. Net proceeds of this offering of approximately $33 million will be used to fund a portion of the Eskay Creek project construction and development costs. When completed, this transaction will reduce the Company's interest in Prime from 54.2% to 50.6%.

               On March 15, 1994, the Company signed a letter of intent to sell its interest in the Dee mine to Rayrock Mines, Inc. for $16.5 million. Completion of this sale will result in a pretax gain of approximately $15.8 million.


                                  GLOSSARY OF TERMS

               See pages 28-30 GLOSSARY and INFORMATION ON RESERVES, for definitions of terms used in the following discussion.

                                   GOLD OPERATIONS


          UNITED STATES

               Homestake conducts operations at the Homestake mine in the Black Hills of South Dakota and at the McLaughlin mine in northern California. Homestake also owns a 25% interest in the Round Mountain mine in central Nevada and owns or has an interest in four smaller mines in Nevada: Santa Fe mine (100%), Marigold mine (33.3%), Pinson mine (26.3%) and Dee mine (44%). The Company has exploration offices in Reno, Nevada and Lead, South Dakota.

          Homestake Mine

               The 118-year old Homestake mine is located in Lawrence County in and near Lead, South Dakota. Homestake owns 100% of the operation.

               The Homestake mine properties cover approximately 11,700 acres of which approximately 8,200 acres are owned in fee and the remainder are held as unpatented mining claims. Paved public roads provide access to the operation.

               The Homestake mine is  comprised of underground and open-pit
          (the Open Cut) mining operations, an ore processing plant, a wastewater treatment plant and tailings disposal facilities. The underground mine is serviced by two 5,000-foot vertical shafts from surface connecting with internal shafts which provide hoisting and services to the 8,000-foot level. Ore from underground is hoisted to surface, crushed and transported to the nearby processing plant. Open Cut ore is crushed and transported more than a mile to the processing plant by an enclosed conveyor. The 7,400 TPD processing plant recovers gold through a combination of gravity, carbon-in-pulp (CIP) and vat leaching processes. Recycled process water is pumped through a carbon-in-leach (CIL) circuit, also contributing to production. The refinery produces fine gold bullion. Process tails are used for underground fill or are deposited in a tailings impoundment facility three miles from the plant. The capacity of the tailing impoundment will be adequate through the year 2000, at which time a new lift will be required. The facilities and equipment at this operation have been upgraded over the years for technological advances and are generally in good operating condition.

               Untreated water for use in the mine's facilities is obtained from local watersheds under Homestake mine water rights and potable water is purchased from the Lead/Deadwood sanitation district. Electric power is purchased by contract from Black Hills Corporation and is supplemented by Homestake mine hydroelectric facilities.

               Expansion of the Open Cut is nearing completion and waste stripping currently is taking place. A comprehensive evaluation of the Homestake mine is nearing completion also. Thus far, this evaluation has resulted in a reevaluation of ore reserves, a new underground mining plan, improvements in maintenance and reductions in the work force. As a result of the reevaluation of ore reserves, approximately 25% of the Homestake mine's underground ounces previously categorized as mineable reserves were reclassified to a geological resource category. During 1994, all administrative functions will be relocated to the mine office as part of a surface facilities consolidation.

               Hourly employees  at the  Homestake mine are  represented by
          the  United Steel  Workers of  America.   The current  three year
          contract expires on June 3, 1995.

               The Homestake mine has received no notices of violation and is under no regulatory orders of any kind mandating specific environmental expenditures. Reclamation projects and the upgrading of environmental practices and facilities are ongoing.

               No royalties are payable on production from the Homestake mine. The State of South Dakota currently imposes a severance tax of 2% of gross receipts and 8% of net profits from the sale of gold produced in the state. Effective July 1, 1994, the South Dakota severance tax will change to 10% of net profits plus $4 per ounce of gold sold when the price of gold is $499 per ounce or less, increasing by $1 per ounce for each $100 increment or part thereof, in excess of $499 per ounce.

                      Year-end Proven and Probable Ore Reserves

                                                         1993       1992
          Underground
            Tons of ore (000s)                         15,014     20,802
            Ounces of gold per ton                       .230       .240
            Contained ounces of gold (000s)             3,447      4,985

          Open Cut
            Tons of ore (000s)                          5,388      6,185
            Ounces of gold per ton                       .130       .126
            Contained ounces of gold (000s)               700        781






                                   Operating Data
                                                         1993       1992
          Production Statistics:
            Tons of ore mined (000s):
               Underground                              1,471      1,551
               Open Cut                                 1,048      1,049
            Ore grade (oz. gold/ton):
               Underground                               .235       .177
               Open Cut                                  .111       .136
            Open Cut stripping ratio (waste:ore)        8.4:1      8.7:1
            Tons of ore milled (000s)                   2,695      2,638
            Mill feed ore grade (oz. gold/ton)           .174       .158
            Mill recovery (%)                              96         95
            Gold recovered (000 ozs.)                     448        397

          Cost per Ounce of Gold:
            Cash operating cost                         $ 268      $ 316
            Non-cash cost                                  20         21
                                                        -----      -----
            Full production cost                        $ 288      $ 337

          McLaughlin Mine

               The McLaughlin gold mine is located at the junction of Lake, Napa and Yolo Counties in northern California. The McLaughlin mine has been in operation since 1985 and is 100% owned by Homestake.

               The McLaughlin mine properties cover approximately 20,200 acres. Approximately 17,100 acres, which encompass all of the mineable reserves, are owned and approximately 500 acres are leased. The Company holds 133 unpatented mining claims and six millsite claims covering the remaining 2,600 acres. Access to the property is by paved road.

               Ore is mined by open-pit methods using a fleet of 85-ton haul trucks and two hydraulic shovels. Ore is crushed and transported by slurry pipelines five miles to the processing site. The processing plant consists of two parallel circuits. The primary circuit utilizes pressure oxidation (autoclaves) to treat higher grade sulfide ores, followed by neutralization and cyanide leaching. The second circuit uses conventional crushing and grinding, and sulfide flotation. Concentrates produced from flotation are added to the sulfide ores prior to treatment through the autoclaves. Flotation tailings go directly to cyanide leach. Cyanidation and the CIP process with pressure stripping and electrowinning are used to recover gold. Total mill capacity through both circuits is approximately 5,800 TPD. Tailings are deposited in a 28 million ton capacity tailings impoundment that will be adequate through 1999, at which time a new lift is scheduled to be added to the existing dam. The new lift will increase the impoundment's capacity to allow for the treatment of all known remaining reserves. Facilities are modern and in good operating condition.

               Water for the mine is obtained from the Company's fresh water reservoir in Yolo County and from reclaimed tailings water. The reservoir has approximately four years of storage capacity. Electric power is purchased under interruptible tariff from Pacific Gas and Electric Company.

               During 1993, McLaughlin mine ore reserves were adjusted to include 379,000 ounces of gold contained in previously excluded low-grade stockpiles following favorable processing results. In addition, plant tests indicated higher grades in an existing ore reserve stockpile, which resulted in the addition of 74,000 ounces of gold to ore reserves.

               Cash  costs per  ounce decreased  in 1993  due to  increased
          recoveries   in  both   circuits,   higher  usage   of  flotation
          concentrates and continuing efforts on cost reduction.

               The average grade to be milled over the remaining life of the mine is expected to be approximately 0.083 ounce per ton. Mining is currently expected to continue for approximately three years and processing of stockpiles is expected to continue for an additional seven years, unless substantial new reserves are discovered.

               McLaughlin mine royalties are equivalent to approximately 2% of revenues.

                        Year-end Proven and Probable Reserves

                                                         1993       1992
          Open Pit
           Tons of ore (000s)                           7,176      5,739
           Ounces of gold per ton                        .101       .150
           Contained ounces of gold (000s)                727        861

          Stockpiled*
           Tons of ore (000s)                          14,866      8,557
           Ounces of gold per ton                        .075       .075
           Contained ounces of gold (000s)              1,112        643

          Total
           Tons of ore (000s)                          22,042     14,296
           Ounces of gold per ton                        .083       .105
           Contained ounces of gold (000s)              1,839      1,504

                                    Operating Data
                                                         1993       1992
          Production Statistics:
           Tons of ore mined (000s)                     2,043      2,608
           Stripping ratio (waste:ore)                  6.5:1      4.6:1
           Tons of ore milled (000s)                    2,164      2,051
           Mill feed ore grade (oz. gold/ton)            .154       .164
           Mill recovery (%)                               92         87
           Gold recovered (000 ozs.)                      305        291

          Cost per Ounce of Gold:
           Cash operating cost                          $ 196      $ 204
           Non-cash cost                                  107        122
                                                        -----      -----
           Full production cost                         $ 303      $ 326

           * The cost of mining substantially all the low-grade ore in the stockpiles has been expensed.

          Round Mountain Mine

               The Round Mountain mine is an open-pit gold mine located in Nye County, Nevada, about 60 miles north of Tonopah. Homestake owns a 25% undivided interest in the mine. Echo Bay Mines Ltd. owns a 50% undivided interest and is the operator. The remaining 25% interest is owned by Case Pomeroy & Company, Inc. The mine has been in operation since 1977.

               The Round Mountain properties cover a total of 28,362 acres of private property and public domain land some of which is under patent application. Of the total reserves, 83% are located on the privately-owned land. Access to the property is by one mile of gravel road.

               Ores from the mine are leached using two methods. The higher grade ore is processed on reusable heap-leach pads and the lower grade ore is leached on a dedicated pad. During 1993, total ore processed averaged 68,000 TPD. The reusable heap-leach pads processed 28,000 TPD and the balance was processed on a dedicated pad. The average ore and waste mining rate was 157,000 TPD. The reusable pad processing facilities consist of a gyratory crusher, an intermediate ore storage and reclaim system, secondary and tertiary cone crushers and screens, and a conveyor system used to transport ore to two asphalt leach pads. The reusable pads have a total capacity of approximately 4 million tons. A separate dedicated heap-leach pad to process uncrushed run-of-mine ore was commissioned during 1993. Facilities are in good condition.

               Water comes from wells on the property and power is purchased under contract from Sierra Pacific Power Company.

               Homestake's share of total 1993 gold production from the Round Mountain mine was 93,674 ounces, compared with 92,646 ounces in 1992. Gold recoveries on the reusable pads are improving as a result of placing fewer tons and higher grade ores on the pads, which has allowed longer leaching times. Larger quantities of lower grade ores are being processed on the dedicated pad. Gold production in 1993 and 1992 benefited from a very high-grade vein ore occurrence from which over 53,000 ounces (1992: 52,000) of gold (100% basis) were recovered through gravity separation. Additional high-grade vein material will be processed in 1994. The lower overall 1993 ore grade of 0.022 ounce per ton in comparison to 0.036 ounce per ton in 1992 was due to the lowering of the cut-off grade for ore placed on the dedicated pad.

               Ore reserves increased by 336,000 ounces in 1993. Exploration drilling resulted in extension of the economic pit limits, mainly to the northwest. In addition, revisions to the ore reserve, primarily for changes in density of the various ore bearing rock types, increased the reserve base.

               Consideration presently is being given to the construction of a mill at the property to process higher grade sulphide ores. A revised mine plan incorporating a gravity milling process has been submitted to the U.S. Bureau of Land Management (BLM) for approval.

               During 1993, a study which satisfied the zero discharge groundwater provisions of the mine's permits was presented to the Nevada Department of Environmental Protection. Further monitoring will be completed in 1994. During 1993, the mine operated in compliance with its permits.

               All Round Mountain mine production is subject to royalties determined by a complex royalty formula based on the price of gold.

          The royalties range from approximately 3.5% of gold revenues at prices of $320 per ounce of gold or less to approximately 6.4% at prices of $440 per ounce of gold or more. During 1993, the royalty averaged 3.7% of revenues.

          Homestake has a 25% share of the following amounts:

                      Year-end Proven and Probable Ore Reserves
                                     (100% Basis)

                                                         1993       1992
          Tons of ore (000s)                          302,426    276,552
          Ounces of gold per ton                         .024       .025
          Contained ounces of gold (000s)               7,123      6,787

                             Operating Data (100% Basis)
                                                         1993       1992
          Production Statistics:
          Tons of ore mined (000s)                     25,929     17,147
          Stripping ratio (waste:ore)                   1.2:1      2.0:1
          Tons of ore crushed (000s)                   10,130     15,602
          Tons of ore processed (000s)                 24,443     16,530
          Weighted average ore grade
             placed on pads (oz. gold/ton)               .022       .036
          Leach recovery - reusable pads (%)               69         58
          Gold recovered (000 ozs.)                       375        371

          Cost per Ounce of Gold
          Cash operating cost                           $ 230      $ 233
          Non-cash cost                                    63         50
                                                        -----      -----
          Full production cost                          $ 293      $ 283

          Santa Fe Mine

               The Santa Fe mine is located in Mineral County, Nevada, approximately 40 miles east of Hawthorne. Homestake owns 100% of this operation. The mine has operated since 1988. Access to the property is by paved road.

               Mining operations at the Santa Fe mine's main pit were completed in June 1992 and mining in the Calvada area adjacent to the Santa Fe mine ceased in late 1993 as ore reserves were depleted. In 1994, the operation will enter a reclamation phase which is estimated to continue until 1997. During this period some gold production will be derived from rinsing the heaps, a process in which any residual cyanide is destroyed. Revenues received from gold production during the reclamation period will be applied toward remaining reclamation expenditures. Based on current estimates, full provision for reclamation, after considering the additional revenues to be received from gold produced during reclamation phase, is included in the December 31, 1993 financial statements. The mine and its facilities are fully depreciated.

               Water for  the property is obtained from three deep alluvial
          wells  located two miles from  the minesite.   Power is purchased
          from Sierra Pacific Power Company.

               During 1993, the mine operated in compliance with its environmental permits.

               The Calvada area is subject to three separate net smelter royalties aggregating 3.5% to 15% depending upon the grade of ore and the price of gold.

                      Year-end Proven and Probable Ore Reserves

                                                                    1992
          Tons of ore (000s)                                       1,721
          Ounces of gold per ton                                    .032
          Contained ounces of gold (000s)                             55

                                    Operating Data
                                                         1993       1992
          Production Statistics:
            Tons of ore mined (000s)                    2,043      2,164
            Stripping ratio (waste:ore)                 1.5:1      1.6:1
            Tons of ore crushed (000s)                  2,288      1,996
            Ore grade put on pads (oz. gold/ton)         .034       .037
            Leach recovery (%)                             61         71
            Gold recovered (000 ozs.)                      54         61

          Cost per Ounce of Gold:
            Cash operating cost                         $ 269      $ 255
            Non-cash cost                                  89         93
                                                        -----      -----
            Full production cost                        $ 358      $ 348

          Dee Mine

               The Dee gold mine is located in Elko County, Nevada. Homestake owns an undivided 44% interest in the property. Rayrock Mines, Inc. (Rayrock), a wholly-owned subsidiary of Rayrock Yellowknife Resources, Inc., owns a 44% interest and is the operator. The mine has operated since 1984.

               The Dee property consists primarily of leasehold lands covering approximately 4,000 acres. The leasehold land is comprised of 299 unpatented lode claims and 102 unpatented mill site claims. The leases remain in effect as long as the mine continues production. Access to the property is by gravel road.

               Mining is conducted by conventional open-pit methods. Ore is processed by both heap leaching and conventional milling methods. Total material movement is approximately 25,000 TPD. In April 1993, continuous milling operations were suspended due to a lack of ore of sufficient grade to feed the 1,250 TPD capacity mill. However, mill grade ore above 0.10 ounce per ton is stockpiled and periodically processed through the mill to maximize gold recovery. Mine facilities are in good condition.

               Water is supplied by wells on site and power is purchased from Sierra Pacific Power Company.

               Gold production  (100% basis) in  1993 of 25,800  ounces was
          33% below 1992 production of 38,800 ounces. Operating cost reductions resulting from suspension of milling were not sufficient to offset the production shortfall, and cash costs per ounce increased from $362 in 1992 to $393 in 1993. In addition, much of the ore placed on the pads originated from a highly silicified section of the orebody which adversely affected metallurgical recoveries.

               During 1993, the mine operated in compliance with its environmental permits and was the recipient of the Dupont Environmental Leadership Award and the Governor's Excellence in Reclamation Award.

               Lease payments are made in the form of production royalties ranging from 4% to 9% of gross receipts, depending on ore grade, tonnage and gold price.

               Homestake's share of production from the Dee mine was 11,340 ounces of gold in 1993 compared to 17,080 ounces in 1992.

               Homestake has a 44% share of the following amounts:

                      Year-end Proven and Probable Ore Reserves
                                     (100% Basis)

                                                         1993       1992
          Tons of ore (000s)                            3,844      5,225
          Ounces of gold per ton                         .044       .049
          Contained ounces of gold (000s)                 169        258

                             Operating Data (100% Basis)
                                                         1993       1992
          Production Statistics:
            Tons of ore mined (000s)                    1,148        930
            Stripping ratio (waste:ore)                   4:1        7:1
            Tons of ore milled (000s)                      86        389
            Ore grade milled (oz. gold/ton)              .073       .087
            Mill recovery (%)                              80         81
            Tons of ore leached (000s)                  1,003        540
            Ore grade leached (oz. gold/ton)             .031       .020
            Gold recovered (000 ozs.)                      26         39

          Cost per Ounce of Gold:
            Cash operating cost                         $ 393      $ 362
            Non-cash cost                                 142         42
                                                        -----      -----
            Full production cost                        $ 535      $ 404

               On March 15, 1994, the Company signed a letter of intent to sell its interest in the Dee mine to Rayrock for $16.5 million. Completion of this sale will result in a pretax gain of approximately $15.8 million.

          Marigold Mine

               The Marigold gold mine is located approximately 40 miles southeast of Winnemucca, Nevada. Homestake owns an undivided 33.3% interest in the Marigold property. Rayrock owns the remaining interest and is the operator. The mine has operated since 1989.

               The property consists of approximately 3,920 acres of owned land and 14,920 acres of leasehold lands held under leases which remain in effect as long as the mine continues production. Access to the property is by two miles of gravel road.

               Mining is conducted by conventional open-pit methods. Ore is currently produced from three open-pit mines. The 8-South open pit provides most of the milling grade ore; the other two pits produce mostly lower grade ore which is processed by heap leaching. Total material movement is approximately 40,000 TPD. Stripping will begin on a fourth pit in 1994. The mill is scheduled to process approximately 1,900 TPD in 1994. Based on current ore reserves, the milling operations will cease in early 1995 due to lack of mill grade ore, as the high-grade reserves in the 8-South pit will have been depleted. Heap leaching will continue until 1999. Mine facilities are in good condition.

               Water is supplied from on site wells and power is purchased from Sierra Pacific Power Company.

               The 1993 exploration program concentrated on detailed ore delineation in the four known pit areas for reserve modeling, pit design and long range production scheduling purposes.

               During 1993, the mine operated in compliance with its permits and was the recipient of the Dupont Environmental Leadership Award.

               Production royalties are paid to two underlying ownerships of the leasehold lands in amounts of 3% and 5% of gross receipts, respectively.

               Homestake's share of production from the Marigold mine was 30,165 ounces of gold in 1993 compared to 28,257 ounces in 1992.

               Homestake has a 33.3% share of the following amounts:

                      Year-end Proven and Probable Ore Reserves
                                     (100% Basis)

                                                         1993       1992
          Tons of ore (000s)                           15,749     16,483
          Ounces of gold per ton                         .034       .036
          Contained ounces of gold (000s)                 536        593



                            Operating Data (100% Basis)
                                                         1993       1992
          Production Statistics:
            Tons of ore mined                           2,243      2,647
            Stripping ratio (waste:ore)                   2:1        1:1
            Tons of ore milled (000s)                     689        650
            Ore grade milled (oz. gold/ton)              .108       .111
            Mill recovery (%)                              91         91
            Tons of ore leached (000s)                  1,505      1,945
            Ore grade leached (oz. gold/ton)             .021       .024
            Gold recovered (000 ozs.)                      90         91

          Cost per Ounce of Gold:
            Cash operating cost                         $ 207      $ 231
            Non-cash cost                                  95        119
                                                        -----      -----
            Full production cost                        $ 302      $ 350

          Pinson Mine

               The Pinson gold mine is located approximately 30 miles northeast of Winnemucca, Nevada. Homestake owns an undivided 26.3% interest in the Pinson property. Rayrock owns a 26.5% interest and is the operator. The mine has operated since 1981.

               The Pinson property consists of approximately 22,826 acres of which 11,583 acres are held under leases which remain in effect as long as the mine continues production. The remaining land is comprised of 7,780 acres of unpatented mining claims and 3,463 acres of primarily fee lands. Access to the property is by paved road.

               Several open pits are mined simultaneously using conventional open-pit mining methods. Ore is processed by both heap leaching and conventional milling methods. Total material movement is between 25,000 to 30,000 TPD. The mill has a capacity of 1,500 TPD. The process uses both CIP and CIL circuits due to the mildly refractory nature of a portion of the ore. Low-grade ore is treated by heap leaching. In 1993, 86% of total gold production was from ore milled. Mine facilities are in good condition.

               Water is obtained from wells on the property and power is purchased from Sierra Pacific Power Company.

               The 1993 exploration program failed to identify significant new reserves on the property but delineated some ore extensions in current mining areas.

               Production royalties of 2.2% of net smelter returns (NSR) are payable on the principal producing areas of the mine. Overall, the underlying property ownership is complex, requiring special arrangements with respect to the commingling of ore from various locations.

               During 1993, the mine operated in compliance with its environmental permits and was the recipient of the Dupont Environmental Leadership Award.

               Homestake's share of production from the Pinson mine was 13,353 ounces of gold in 1993 compared to 13,214 ounces in 1992.

               Homestake has a 26.3% share of the following amounts:

                      Year-end Proven and Probable Ore Reserves
                                     (100% Basis)

                                                         1993       1992
          Tons of ore (000s)                            4,771      4,980
          Ounces of gold per ton                         .068       .064
          Contained ounces of gold (000s)                 323        319

                             Operating Data (100% Basis)
                                                         1993       1992
          Production Statistics:
            Tons of ore mined (000s)                      882      1,013
            Stripping ratio (waste:ore)                   7:1        6:1
            Tons of ore milled (000s)                     552        544
            Ore grade milled (oz. gold/ton)              .093       .093
            Mill recovery (%)                              85         79
            Tons of ore leached (000s)                    415        383
            Ore grade leached (oz. gold/ton)             .031       .035
            Gold recovered (000 ozs.)                      51         50

          Cost per Ounce of Gold:
            Cash operating cost                         $ 267      $ 285
            Non-cash cost                                  41         48
                                                        -----      -----
            Full production cost                        $ 308      $ 333

          Mineral Hill Mine

               In November 1993, the Company sold its 50% interest in the Mineral Hill mine to TVX, which also held a 50% interest, for $4 million in cash and 140,000 shares of TVX. In addition, the Company retained a royalty interest on certain exploration lands and received an indemnification from TVX for all past, present and future reclamation requirements. The Company recorded a gain of $3.6 million on the sale.

               Homestake's share of 1993 gold production from Mineral Hill was 18,335 ounces compared with 21,087 ounces in 1992.

          CANADA

               Homestake has a 50% interest in the Williams and David Bell mines in the Hemlo mining district in Ontario and a 25% net profits interest in the Quarter Claim (adjacent to the David Bell mine). Homestake also owns and operates the Nickel Plate mine in south central British Columbia and has a 54.2% interest in Prime. Prime has a 40% interest in the Snip mine and owns the Eskay
          Creek development property, both of which are located in northwestern British Columbia.

               The Company conducts exploration and investigates mineral acquisition and development opportunities throughout Canada. Canadian activities are managed from an office in Vancouver, British Columbia.

          Williams Mine

               The Williams gold mine is located in the Hemlo Gold Camp 217 miles east of Thunder Bay, Ontario adjacent to the Trans Canada Highway. The mine is operated by Williams Operating Corporation
          (WOC). Homestake and Teck Corporation each own a 50% interest in WOC. The mine commenced operations in 1985.

               The property consists of 11 patented mining claims covering approximately 400 acres and one Crown mining lease. WOC operates the Williams mine with its own personnel. Homestake and Teck are required to provide funds equally to WOC for all costs incurred to operate the mine. Homestake and Teck have mutual rights of first refusal over the other's direct interest in the Williams mine and shares of WOC.

               The Williams mine is an underground operation which is accessible by a 4,300 foot shaft. Mining is carried out by the longhole, open-stope method with cemented rock fill. In addition, 300-400 TPD of low-grade ore is recovered from an open pit which is operated mainly to produce waste rock for backfill. Cyanidation and the CIP process are used to recover gold. The mill's capacity was expanded to 7,000 TPD in 1992. The facilities and equipment are modern and in good condition.

               Water for the property is supplied from Cedar Creek and power is purchased from Ontario Hydro via long-term contracts. Propane for heating mine air and surface facilities is also purchased on long-term contracts.

               During 1993, the underground infrastructure was expanded to facilitate mining operations to the west of the shaft. These installations include a new crusher and conveyor system and a new ore pass and vent raise.

               Exploration drifting and drilling on 9,450 foot level replaced over 90% of the 2.6 million tons milled in 1993.

               During 1992, the Williams and David Bell mines combined their separate tailings facilities into one tailings basin located approximately two miles from the mill. Water from the tailings basin is treated during the summer months in an effluent treatment plant prior to discharge. The mines continue to reclaim mill process water separately. During 1993, all environmental discharges were in compliance with permit levels. The mine has completed a reclamation plan which has been submitted to the regulatory agencies for review.

               The 11 patented mining claims are subject to three NSR royalties totaling a net effective rate of 2.08% and the crown mining lease is subject to a NSR royalty of 0.75%.

               Homestake's share of production was 246,126 ounces in 1993 compared with 248,460 ounces in 1992.

               Homestake has a 50% share of the following amounts:

                      Year-end Proven and Probable Ore Reserves
                                     (100% Basis)

                                                         1993       1992
          Tons of ore (000s)                           34,905     35,150
          Ounces of gold per ton                         .170       .174
          Contained ounces of gold (000s)               5,934      6,117

                             Operating Data (100% Basis)
                                                         1993       1992
          Production Statistics:
            Tons of ore milled (000s)                   2,557      2,535
            Mill feed ore grade (oz. gold/ton)           .202       .205
            Mill recovery (%)                              95         95
            Gold recovered (000s oz..)                    492        497

          Cost per Ounce of Gold:
            Cash operating cost                         $ 199      $ 186
            Non-cash cost                                  48         52
                                                        -----      -----
            Full production cost                        $ 247      $ 238

          David Bell Mine

               The David Bell gold mine is located in the Hemlo Gold Camp. The mine is operated by the Teck-Corona Operating Corporation
          (TCOC). Homestake and Teck Corporation each own a 50% interest in TCOC. The mine commenced operation in 1986.

               The mine is located on the same orebody as the Williams mine. The property consists of approximately 650 acres held under two freehold patents. TCOC operates the David Bell mine with its own personnel. Homestake and Teck are required to provide funds equally to TCOC for all costs incurred to operate the mine. Homestake and Teck have mutual rights of first refusal over the other's interest in the David Bell mine and shares of TCOC.

               The David Bell mine is an underground operation which is accessible by a 3,819 foot shaft. Production is from stopes using longhole mining methods with a mixture of cement, tailings and sand as backfill. The mill operated at 1,470 TPD in 1993. Cyanidation and the CIP process are used to recover gold. The facilities and equipment are modern and in good condition.

               Water and power supplies are the same as those at the Williams mine.

               Mine development in 1993 included improvements to the mine ventilation network and the underground roadway system. The average width of ore at the David Bell mine is decreasing. In an effort to minimize the costs associated with this decrease, experimental stoping of narrow width ore by longitudinal longhole retreat continued during the year. Ore grades decreased in 1993 as expected. However, gold production was consistent with 1992 due to increased productivity and improvements in waste dilution.

              The current collective bargaining agreement with the United Steel Workers of America is in effect until October 31, 1995.

               Exploration drilling in 1993 replaced approximately 4% of the 542,000 tons milled. Further in-mine exploration potential is limited due to tight property boundaries. Homestake and Teck each have a 50% interest in efforts to explore and develop mineral properties within approximately two miles of the David Bell property.

               During 1993 all environmental discharges were in compliance with permit levels. The mine has completed a reclamation plan which has been submitted to the regulatory agencies for review.

               The property is subject to a 3% NSR royalty.

               Homestake's share of production at the David Bell mine was 107,594 ounces in 1993 compared with 105,256 ounces in 1992.

               Homestake has a 50% share of the following amounts:

                      Year-end Proven and Probable Ore Reserves
                                     (100% Basis)

                                                        1993        1992
            Tons of ore (000s)                          6,450      6,965
            Ounces of gold per ton                       .316       .321
            Contained ounces of gold (000s)             2,041      2,236

                             Operating Data (100% Basis)
                                                         1993       1992
          Production Statistics:
            Tons of ore milled (000s)                     542        517
            Mill feed ore grade (oz. gold/ton)           .416       .426
            Mill recovery (%)                              95         95
            Gold recovered (000 ozs.)                     215        211

          Cost per Ounce of Gold:
            Cash operating cost                         $ 154      $ 156
            Non-cash cost                                  52         47
                                                        -----      -----
            Full production cost                        $ 206      $ 203

          Quarter Claim

               A property (the Quarter Claim) constituting approximately one-fourth of a mining claim, which was originally part of the David Bell property, was optioned to, and subsequently acquired by, Hemlo Gold Mines Inc. (Hemlo Gold) in 1982. Hemlo Gold developed a shaft and reserved hoisting and milling capacity of 500 TPD at its mill to process any ore found on the Quarter Claim. Homestake has a 25% net profits interest in all ore recovered from the Quarter Claim. In calculating the net profits interest, no allowance is made for capital costs unless specifically required for the Quarter Claim.

               Homestake's share of production at the Quarter Claim was 11,094 ounces in 1993 compared with 16,204 ounces in 1992.

               Homestake has a 25% share of the following amounts:

                      Year-end Proven and Probable Ore Reserves
                                     (100% Basis)

                                                        1993        1992
          Tons of ore (000s)                            1,380      1,569
          Ounces of gold per ton                         .256       .254
          Contained ounces of gold (000s)                 354        399

                             Operating Data (100% Basis)
                                                         1993       1992
          Production Statistics:
            Tons of ore milled (000s)                     181        189
            Mill feed ore grade (oz. gold/ton)           .255       .356
            Mill recovery (%)                              96         97
            Gold recovered (000 ozs.)                      44         65

          Cost per Ounce of Gold:
            Cash operating cost                         $ 144      $ 140

          Nickel Plate Mine

               The Nickel Plate gold mine is located near Hedley, British Columbia and is owned 100% by Homestake. The mine was an underground gold mine prior to 1930 and from 1934 to 1955. Current operations began in 1987.

               The property is comprised of 111 Crown-granted claims, six reverted Crown-granted claims, two mining leases, 13 mineral claims and certain surface rights, covering approximately 7,275 acres. A paved road from Penticton, approximately 30 miles from the mine, provides access to the site.

               Mining is carried out by conventional open-pit methods. Ore is processed in a 4,000 TPD mill. Mill processing comprises crushing, grinding, cyanidation and Merrill Crowe gold recovery. Tailings effluent is treated to destroy residual cyanide. The facilities and equipment are modern and in good condition.

               Water is supplied from a local creek during spring run-off and stored in a process water pond. Power is supplied by West Kootenay Power under an annually renewable contract.

               A $17 million waste stripping program, which will extend current operations to 1997, was completed in September 1993. During the period of waste stripping, stockpiled ore was processed through the mill. The potential for additional ore reserves from exploration drilling is very limited.

               The mine operates under a zero effluent discharge permit. The mine had been placed on a Pollution Concern List by the Ministry of Environment, Lands and Parks due to tailings dam seepage and elevated levels of sulphates and nitrates in runoff water from the waste dumps. During 1993, significant work was undertaken to modify and further improve the tailings dam seepage handing system to limit effluent bypassing the system. Additional reclamation undertaken in 1993 included the rehabilitation of waste dumps and a small pit that was mined out in 1992. On February 22, 1994 the mine was removed from the Pollution Concern List.

               The mine has submitted a revised reclamation and closure plan to the regulatory agencies for review.

                      Year-end Proven and Probable Ore Reserves

                                                         1993       1992
          Tons of ore (000s)                            4,823      5,906
          Ounces of gold per ton                         .077       .076
          Contained ounces of gold (000s)                 370        448

                                    Operating Data
                                                         1993       1992
          Production Statistics:
            Tons of ore milled (000s)                   1,412      1,360
            Mill feed ore grade (oz. gold/ton)           .061       .073
            Mill recovery (%)                              85         85
            Gold recovered (000 ozs.)                      74         85

          Cost per Ounce of Gold:
            Cash operating cost                         $ 312      $ 295
            Non-cash cost                                  24         70
                                                        -----      -----
            Full production cost                        $ 336      $ 365

          Snip Mine

               The Snip gold mine is located at the junction of Bronson Creek and the Iskut River, 56 air miles north of Stewart, in northwestern British Columbia. The Eskay Creek project is located nearby. The mine is 40% owned by Prime and 60% by Cominco Ltd., the operator of the mine. Cominco receives a management fee equivalent to 5% of property cash expenses for its services as operator. The mine commenced operations in January 1991.

               The property consists of a mining lease issued to Cominco for a term of 30 years, together with three mineral claims also recorded in the name of Cominco, covering approximately 3,637 acres.

               The mine is serviced by both a hovercraft and aircraft which utilize the mine's 4,500-foot long landing strip. The hovercraft primarily transports mine concentrates, fuel and other supplies along the Iskut and Stikine rivers between the mine and Wrangell, Alaska from late March to early November each year. During the winter months due to ice accumulations on the rivers, the only access is by aircraft or helicopter.

               The Snip mine is an underground  operation serviced by three adits and a haulageway at the 400-foot level. Mining is carried out through a combination of shrinkage, conventional and mechanized cut
          and   fill.  Backfill   is  either  underground waste rock  or
          mill tailings which are pumped to the mine and mixed with cement. The mill can treat 500 TPD. Approximately 92% of the gold contained in the ore is recovered. A gravity circuit recovers about 36% of the gold and the remaining gold is recovered in flotation concentrates containing approximately 10 ounces of gold per ton. The concentrates are sold directly to smelters in Japan. Mill tailings are deposited in a pond close to the mine and reclaimed water is pumped back to the mill for reuse. The facilities and equipment are modern and in good condition. Workers are on a four-week work schedule followed by two weeks off.

               Water is supplied from Bronson Creek and power is generated on-site by diesel generators.

               Exploration drilling in 1993 replaced all of the 188,000 tons milled.

               During 1993 all environmental discharges were within permit levels. The mine's reclamation plan was submitted to the regulatory authorities in November 1990 and a revision to this plan will be completed in 1994.

               Homestake's share of gold production in 1993 was 59,790 ounces compared with 30,558 ounces in 1992. The increase in production is due to the consolidation of Prime in the Company's financial statements effective December 31, 1992.

               Prime has a 40% interest of the following amounts:

                      Year-end Proven and Probable Ore Reserves
                                     (100% Basis)

                                                         1993       1992
          Tons of ore (000s)                              722        707
          Ounces of gold per ton                         .788       .831
          Contained ounces of gold (000s)                 569        587

                             Operating Data (100% Basis)
                                                         1993       1992
          Production Statistics:
            Tons of ore milled (000s)                     188        182
            Mill feed ore grade (oz. gold/ton)           .865       .923
            Mill recovery (%)                              92         91
            Gold recovered (000 ozs.)*                    149        153

          Cost  per Ounce of Gold:*
            Cash operating cost                         $ 152      $ 145
            Non-cash cost                                  83         55
                                                        -----      -----
            Full production cost                        $ 235      $ 200

          *    Includes   recoverable  gold  contained  in  dore  bars  and
               contained gold in concentrates.

          Eskay Creek Project

               Prime owns 100% of the Eskay Creek project. Through its interest in Prime, the Company has a 54.2% interest in the project. The property is subject to an effective 1% NSR royalty.

               The Eskay Creek project consists of four mining leases comprising approximately 1,266 acres located 50 miles north of Stewart, British Columbia. Prime retained Homestake to evaluate the project and prepare a feasibility study. The feasibility study, which was completed in August 1993, confirmed the economic viability of the Eskay Creek project utilizing conventional underground mining methods and a pressure oxidation (autoclave) circuit to recover precious metals. Preproduction capital costs were estimated to be approximately $234 million including allowances for working capital. As a result, the Eskay Creek resource was upgraded to a proven and probable reserve of 1.2 million tons of ore containing 2.3 million ounces of gold and 102 million ounces of silver (Homestake's share: 1.2 million ounces of gold and 55.1 million ounces of silver).

               Shortly before release of the feasibility study, several companies inquired about purchasing the Eskay Creek ore as direct feed material for their smelters. A second feasibility study was prepared to determine the economic viability of this approach. In February 1994, the Company selected the smelter option as the preferred processing method. Capital expenditures to complete the project are reduced to approximately $60 million under the smelter option.

               Underground mining will utilize a drift-and-fill method. The mine is expected to produce at an average rate of 120,000 tons of ore per annum containing approximately 210,000 ounces of gold and 9.4 million ounces of silver. Based on existing reserves, the mine has a projected life of eight to ten years.

               An access road connecting the project to the nearest main highway was pioneered to the site in the fall of 1993. The project expects to receive its mine development certificate early in 1994 and mine-site construction is scheduled to begin shortly thereafter. Shipments to smelters could begin early in 1995.

               Prime has contracted with Homestake to provide all necessary professional, managerial and administrative services in connection with further exploration, development and operation of the Eskay Creek project.

               During 1993, the Eskay Creek project was placed on a Pollution Concern List by the Ministry of Environment, Lands and Parks due to acid drainage from rock storage areas. In early 1993, a lime treatment plant was installed to treat the acidic water and the project was removed from the Pollution Concern List on February 22, 1994.

               On February 23, 1994, Prime issued five million fully-paid warrants which are convertible into five million common shares of Prime on completion of regulatory requirements. Net proceeds of approximately $33 million will be used to fund a portion of the Eskay Creek project construction and development costs. When completed, this transaction will reduce the Company's interest in Prime from 54.2% to 50.6%.

          Golden Bear Mine

               In July 1993, the Company sold its interest in North American Metals Corp., the owner and operator of the Golden Bear gold mine in British Columbia, for approximately $1 million plus a retained royalty interest. The Company recorded a $0.5 million pretax gain and a $12.9 million income tax benefit on this sale.

               Homestake's share of 1993 gold production from the Golden Bear mine totaled 28,440 ounces compared to 58,224 ounces during 1992.

          AUSTRALIA

               Homestake owns 81.5% of the shares of Homestake Gold of Australia Limited (HGAL). HGAL is a gold mining and exploration company whose principal asset is a 50% ownership of Australia's largest gold mining operation, the consolidated surface and underground gold operations at Kalgoorlie, Western Australia.

               HGAL explores for gold in Australia and has offices in Perth and Kalgoorlie, Western Australia.

          Kalgoorlie Operations

               The Kalgoorlie operations are located 340 miles northeast of Perth, Western Australia on 164 state leases and licenses covering a total of 47 square miles. The mineral leases are renewable on an annual basis for a fee to the state. Homestake acquired its interest in the original Kalgoorlie Mining
          Associates joint venture in 1976. Mining operations in the Kalgoorlie region date back to 1893. Access to the operations is by paved road.

               HGAL owns a 50% interest in three joint ventures in the Kalgoorlie district: the Fimiston/Paringa Venture (FPV), the Mt Percy Venture and the Kalgoorlie Mining Associates Venture. Gold Mines of Kalgoorlie Limited and its affiliates (GMK) own the other 50% interest. HGAL and GMK formed Kalgoorlie Consolidated Gold Mines Pty Ltd (KCGM), a jointly-owned and controlled company, to manage all the operations on a consolidated basis under the direction of a Management Committee.

               Mines operated by KCGM include the Super Pit open-pit gold mine and the Mt. Charlotte underground gold mine. Ore treatment is carried out at the Croesus, Fimiston, Mt Percy and Oroya mills and the Gidji roaster.

               HGAL pays 50% of the costs and is entitled to receive 50% of the production from all operations, except for the FPV area of the Super Pit where HGAL pays 50% of venture costs but does not receive 50% of the production. GMK is entitled to receive more than 50% of gold production from the FPV area until 35.75 million tons of ore have been mined by open-pit methods from the FPV area of the Super Pit. The disproportionate quantity of gold to be received by GMK depends upon capital and production costs, gold prices and volumes mined from the FPV area. In 1993, GMK was not entitled to receive any extra gold. Through the end of 1993, approximately 11.4 million tons of ore have been mined from the FPV area of the Super Pit.

               Contractors   are  employed   to   conduct  surface   mining
          operations, ore and concentrate haulage and some specialized services. Fresh water is supplied under allocation from the state water system and is piped 350 miles from Perth. Salt water is taken from bores and underground mines. Power is purchased under a number of agreements with the state.

               Revision of the Super Pit ore resource using computer-aided modelling techniques in addition to a review of Mt. Charlotte reserves, expanded proven and probable reserves by 70% during 1993. The Company's share of this increase is approximately two million ounces.

               No royalties are payable on production.

          Super Pit

               This large open pit is located along the "Golden Mile" ore bodies previously mined from underground.

               In 1993, 59 million tons of material were mined containing 10 million tons of ore, compared to 54 million tons containing
          9.2 million tons in 1992. HGAL's share of Super Pit gold production was 256,094 ounces in 1993 and 261,104 ounces in 1992.

          Mt. Charlotte

               This underground mine uses bulk mining methods and large conventional diesel powered loaders and trucks to produce ore at the rate of 1.6 million tons per year. The main production level is 2,800 feet below surface. Long-hole stoping mining techniques are employed. The ore is loaded out from draw points and crushed underground with primary crushers before being hoisted to secondary crushers at the surface.

               In both 1993 and  1992, 1.7 million  tons of ore were  mined
          from Mt. Charlotte.   HGAL's share of gold production  was 70,981
          ounces in 1993 and 70,059 ounces in 1992.

          Mt Percy

               The Mt Percy open cuts were mined to their planned economic depth in July 1992, at which time production ceased. The mill continues to process previously stockpiled low-grade material blended with non-refractory ore from the Super Pit.

               HGAL's share of gold production was 5,457 ounces in 1993 and 11,708 ounces in 1992.

          Fimiston Underground

               This was an underground operation which used small scale mining methods to produce high-grade ore. The last operating shaft stopped production as planned in July 1992. The shaft will be used in the future to access pumping equipment and exploration work.

               HGAL's share of gold production was 104 ounces in 1993 and 6,902 ounces in 1992.

          Mills

               Fimiston  -  a  14,550  TPD  mill  with  CIP   leaching  and
          refractory sulfide flotation circuits that processes ore from the Super Pit.

               Oroya - a 7,700 TPD mill with CIP, refractory and non-refractory sulfide flotation circuits that processes ore from Mt. Charlotte and the Super Pit.

               Croesus - a 3,000 TPD mill with CIP and refractory sulfide flotation circuits that processes ore from the Super Pit.

               Mt  Percy  - a  2,500  TPD mill  with   a  CIP  circuit that
          processes ore from Mt Percy and from the Super Pit.

               Gidji - a roaster complex situated 12 miles north of Kalgoorlie which comprises two converters and a CIP circuit to process all the concentrates.

               The combined mills processed 10.7 million tons of ore in 1993 compared with 10.2 million tons in 1992. This increase was made possible by efficiency improvements in the Fimiston, Oroya and Croesus mills, and the effect of softer ore being processed through the Mt Percy mill.

               Approximately $70 million (100% basis) of capital expenditures, primarily for mill expansions and modifications, are planned at the Kalgoorlie operations during 1994 and 1995. The mill expansions are required to replace the capacity of the Oroya mill which will be dismantled in 1995 to allow for an expansion of the Super Pit.

               Cash operating costs were lower in 1993 primarily as a result of favorable foreign exchange rates. A moderate decline was achieved on an Australian currency basis.

               HGAL's share of 1993 gold production from the consolidated Kalgoorlie operations was 332,636 ounces compared with 349,773 ounces in 1992.

               In 1993, the Gidji roaster performed well within SO2 emission limits established by the Western Australian government. Intercept drainage channels were constructed to isolate the Oroya tailings dam from the nearby salt water drainage channel. A safety exclusion zone (SEZ) surrounding the Super Pit has been established and progressive acquisition of properties within this area is taking place. The SEZ, combined with measures to reduce noise and dust, have resulted in a significant improvement in the environment of those residents living close to the mining operations.

               HGAL has a 50% interest (subject to the disproportionate allocation discussed above) of the following amounts:

                      Year-end Proven and Probable Ore Reserves
                                     (100% Basis)

                                                         1993      1992
          Tons of ore (000s)                          146,895    77,441
          Ounces of gold per ton                         .074      .081
          Contained ounces of gold (000s)              10,813     6,288

                             Operating Data (100% Basis)
                                                         1993      1992
          Production Statistics:
           Super Pit
            Tons of ore mined (000s)                    9,976     9,177
            Stripping ratio                            4.93:1    4.83:1
            Tons of ore milled (000s)                   8,502     7,693
            Mill feed ore grade (oz. gold/ton)           .072      .079
            Mill recovery (%)                              86        86
            Gold recovered (000s)                         512       522


           Mt Percy
            Tons of ore mined (000s)                       -        297
            Stripping ratio                                -     4.42:1
            Tons of ore milled (000s)                     465       734
            Mill feed ore grade (oz. gold/ton)           .027      .036
            Mill recovery (%)                              88        87
            Gold recovered (000s)                          11        23

           Mt. Charlotte
            Tons of ore mined (000s)                    1,697     1,664
            Tons of ore milled (000s)                   1,706     1,700
            Mill feed ore grade (oz. gold/ton)           .096      .096
            Mill recovery (%)                              86        87
            Gold recovered (000s)                         142       140

           Fimiston
            Tons of ore mined (000s)                       -         88
            Tons of ore milled (000s)                       3        91
            Mill feed ore grade (oz. gold/ton)           .112      .163
            Mill recovery (%)                              88        90
            Gold recovered (000s)                         0.2        14

          Combined Production Statistics:
            Tons of ore mined (000s)                   11,673    11,226
            Tons of ore milled (000s)                  10,677    10,218
            Mill feed ore grade (oz. gold/ton)           .074      .079
            Mill recovery (%)                              86        86
            Gold recovered (000 ozs.)                     665       700

          Consolidated Cost Per Ounce of Gold:
            Cash operating cost                         $ 230     $ 255
            Non-cash cost                                  40        43
                                                        -----     -----
            Full production cost                        $ 270     $ 298

          Fortnum

               Fortnum is an open-pit gold mine located 485 miles northeast of Perth, Western Australia on care and maintenance at December 31, 1993. On February 17, 1994, HGAL sold its interest in Fortnum to Perilya Mines NL. A gain of approximately $1.3 million will be recorded in 1994 with respect to this sale.

          CHILE

               Homestake  leases and  operates the El  Hueso gold  mine and
          also  conducts exploration  in Chile.   Homestake's office  is in
          Santiago, Chile.

               El Hueso is an open-pit gold mine in the Maricunga District of Chile on property leased through June 1998 from Codelco, a government agency. The mine is located about 600 miles north of

          Santiago at an elevation of approximately 12,500 feet. The lease includes the right to use the existing plant. The land included in the original lease term has no applicable royalties. Operations commenced in 1987 and Homestake assumed control of the operation in 1988. Access to the mine is by a 14-mile dirt road.

               In 1991, additional land was contracted from Codelco and incorporated into the existing lease. This new land was subject to a net profits royalty of 50% on the first 50,000 ounces of production, which was achieved during 1993, and is now subject to a 30% net profits royalty. Exploration on this land increased proven and probable reserves by 112,000 ounces during 1993.

               Ores from the mine are leached in two different ways. The higher grade ore is mined at an average rate of 6,500 TPD. It is crushed in three stages and then heap leached. Low-grade run-of-mine ore is heap leached without crushing. Gold-bearing solutions from both ores are treated by zinc precipitation to produce dore bars. The facilities are in good condition.

               Water and power are purchased from Codelco.

               At current and planned production rates and current reserves, operations at the El Hueso mine and the neighboring leases will cease in 1995. During 1993, additional new lands were contracted with Codelco. Current exploration on these new lands may prove additional reserves which could extend the operation beyond 1995. These new lands are subject to net profit sharing of 30%.

                      Year-end Proven and Probable Ore Reserves

                                                         1993      1992
          Tons of ore (000s)                            3,151     3,112
          Ounces of gold per ton                         .039      .039
          Contained ounces of gold (000s)                 122       120

                                    Operating Data
                                                         1993      1992
          Production Statistics:
            Tons of ore mined (000s)                    3,132     2,527
            Stripping ratio (waste:ore)                   4:1       4:1
            Tons high grade ore leached (000s)          1,964     1,964
            Leach feed ore grade (oz. gold/ton)          .040      .039
            Recovery (%)                                   82        82
            Tons low grade ore leached (000s)           1,031       741
            Leach feed ore grade (oz. gold/ton)          .015      .015
            Recovery (%)                                   47        48
            Gold recovered-all ores (000 ozs.)             72        70

          Cost per Ounce of Gold:
            Cash operating cost                         $ 299     $ 285
            Non-cash cost                                  30        33
                                                        -----     -----
            Full production cost                        $ 329     $ 318

          MEXICO

               Homestake owns an approximate 30% indirect interest in the Torres Mining Group, which is managed and operated by Industrias Penoles, S.A. de C.V. The Torres Mining Group covers approximately 18,000 acres and consists of several small separate silver-gold mines and a centrally located 2,500 TPD concentrator. The mining group is located near Guanajuato, about 250 miles northwest of Mexico City except for the Encantada mine which is located in the state of Coahuila, 50 miles south of Big Bend, Texas. Homestake's share of gold production from the Torres Mining Group totaled 12,844 ounces in 1993 compared to 16,209 ounces in 1992. During 1993, Homestake received dividends of $0.8 million from its interest in the Torres Mining Group.

                                       SULPHUR

               Homestake owns an undivided 16.7% interest in the Main Pass 299 sulphur deposit which at December 31, 1993 contained proven recoverable reserves of 66 million long tons of sulphur. Freeport McMoRan Resource Partners, Limited Partnership (FRP) owns a 58.3% interest in the deposit and is the operator under a joint operating agreement. IMC Fertilizer Inc. owns the remaining 25%.

               The sulphur deposit is located in the Gulf of Mexico in waters approximately 210 feet deep, 36 miles east of Venice, Louisiana. The deposit is approximately 1,500 feet below the sea floor. The federal sulphur lease under which the deposit is held requires a royalty of 12.5% of the wellhead value.

               The operating agreement provides that each participant pays its share of capital and operating costs, and has the right to take its share of production in kind in proportion to its undivided interest.

               The sulphur deposit is being mined using the Frasch process, a method of extraction which injects hot water steam to liquify the sulphur, which is then pumped to surface. Based on current reserve estimates, projected costs and prices, annual production is expected to average two million long tons over a 33-year reserve life.

               Fabrication and installation  of production facilities began in 1990. Initial sulphur production commenced in 1992. Initial production was lower than anticipated because oil and gas production hampered heating the sulphur dome to required production temperatures. Full sulphur production levels of 5,500 TPD were reached in December 1993. Homestake's share of development expenditures totaled $123 million through 1993.

               FRP filters, blends, markets and delivers Homestake's share of sulphur production under an agreement having an initial term of ten years from commencement of production in 1992. Homestake can terminate the agreement by giving FRP two years notice.

               During sulphur exploration, oil and gas was discovered overlying the sulphur deposit. In 1990, the participants acquired the oil and gas rights from Chevron USA, Inc., for a total of $150 million, including reimbursement of certain costs incurred in partial development of the reserves. Homestake's 16.7% share of the oil and gas purchase and development costs through 1993 was approximately $52 million.

               The federal oil and gas lease requires a 16.7% royalty payment based on wellhead value. In addition, Chevron retained the right to share in the proceeds of future production should the price or volume realized exceed those which were used by the parties as the basis for determining the purchase price.

               As expected, oil and gas production peaked during mid-1992 and is expected to continue to decline over the remaining approximate six-year life. Oil production (100% basis) totaled
          7.1 million barrels in 1993 compared to 9.9 million barrels in 1992. In the fourth quarter of 1993, Homestake recorded a pretax $16 million write down of its investment in the oil and gas property due to a decline in oil prices. This write down was based on Main Pass 299's realized price of $10.32 per barrel at December 31, 1993. The remaining carrying value of Homestake's investment in the Main Pass 299 oil and gas property was $12.7 million at December 31, 1993.

                Homestake's share of remaining recoverable oil reserves at December 31, 1993 is estimated to be 2.8 million barrels after adjusting for the federal royalty.

               During 1993,  the sulphur market continued  to weaken, which has lowered average realized prices. Without an increase in prices, Homestake expects its sulphur operations to incur a small loss in 1994.

                                 MINERAL EXPLORATION

               As a part of the corporate restructuring in 1992, Homestake reorganized its exploration activities. The Company's primary focus has moved away from a grassroots approach organized around district offices towards a more consolidated and centralized system.

               United States exploration expenses  totaled $11.1 million in
          1993 and $14.7 million in 1992. These amounts include expenditures for the North Homestake Project of $3.1 million and $4.8 million, respectively. The North Homestake drift reached the target zone in late 1993. Results of drilling were discouraging and in March 1994 the project was abandoned.

               Discovery of a new mineralized zone near Eureka, Nevada, was announced in November 1993. A $4 million definition drilling program will begin early in 1994 when exploration permits are received. Upon completion of the drilling program, Homestake expects to be able to estimate the size of the resource.

               Through subsidiaries, Homestake also explores for gold and evaluates gold acquisition opportunities primarily in Australia, Canada and Chile. International exploration expenses totaled $6.4 million in 1993 and $13.1 million in 1992. In addition, negotiations were completed recently for exploration rights on a significant land position in Venezuela.

               Exploration   expenses   in   1994   are   expected  to   be
          approximately $18 million.

                         GLOSSARY AND INFORMATION ON RESERVES

          GLOSSARY

               The following terms used in the preceding tables of proven and probable ore reserves and operating data mean:

          "Cash operating cost" includes all mining, in-mine exploration, processing and other plant costs, all royalties, state and local taxes (other than income), refining and marketing expenses, on-site general and administrative costs, and other direct costs, but excludes depreciation, depletion, and amortization, corporate general and administrative expenses, mineral exploration expense, Canadian provincial mining taxes, financing costs and long-term reclamation accruals.

          "Non-cash cost" includes depreciation, depletion and amortization of capital assets as well as accruals for the costs of reclamation, long-term monitoring and care that are usually incurred at the end of mine life.

          "Full production cost" includes all cash operating costs and non-cash costs.

          "In-situ  tons" refers  to reserves  still in  the ground.   This
          differs from previously mined stockpiled reserves that are being stored for future processing.

          "Mineral deposit" is a mineralized body which has been delineated by appropriate drilling and/or underground sampling. Under SEC standards, a mineral deposit does not qualify as a reserve unless the recoveries from the deposit are expected to be sufficient to recover total cash and non-cash costs for the mine and related facilities.

          "Run-of-mine ore" is mined ore which has not been subjected to any pretreatment, such as washing, sorting or crushing, prior to processing.

          "Stripping ratio" is the ratio of the number of tons of waste to the number of tons of ore extracted at an open-pit mine.

          "Tonnage" and "grade" refer, respectively, to the quantity of reserves and the amount of gold (or other product) contained in such reserves and include estimates for mining dilution but not for other processing losses.

          "Tons"  means short tons (2,000 lbs.) unless otherwise specified.

          INFORMATION ON RESERVES

               Gold

               The proven and probable gold ore reserves stated in this report reflect estimated quantities and grades of gold in in-situ deposits and in stockpiles of mined material that Homestake believes can be recovered and sold at prices sufficient to recover the estimated future cash cost of production and remaining investment. The estimates of cash costs of production are based on current and projected costs. Prices are based on estimated future gold prices. The Company used a price of $360 per ounce of gold in its mine-by-mine evaluation of mining properties and investments at December 31, 1993.

               Silver

               The proven and probable silver ore reserves have been calculated on the same basis as gold ore reserves.

               Sulphur

               Homestake's proved sulphur reserves represent the quantity of sulphur in the Main Pass 299 deposit for which geological, engineering and marketing data give reasonable assurance of recovery and sale under projected economic and operating conditions at prices sufficient to cover the estimated future cash cost of production and remaining investment.

               Oil

               Homestake's proved oil reserves at Main Pass 299 are the estimated quantity of crude oil and condensate which geological and engineering data give reasonable assurance of recovery and sale under projected operating conditions at prices sufficient to cover the estimated future cash cost of production and remaining investment. The estimate is based on limited reservoir and engineering data.

               Calculation of Reserves

               Gold  reserves  are  calculated   for  each  of  Homestake's
          properties  by  Homestake based  upon  factors  relevant to  each
          deposit.   Gold ore reserves for those properties not operated by
           Homestake are based on  reserve information provided to Homestake
          by  the   operator.     Homestake  has   reviewed  but   has  not
          independently  confirmed   the   information  provided   by   the
          operators.

               The sulphur and oil reserves at Main Pass 299 are based on information provided by the operator. Homestake has reviewed the reserve data with independent consultants.

               Other Information

               Ore reserves are reported as general indicators of the life of mineral deposits. Changes in reserves generally reflect (i) efforts to develop additional reserves; (ii) depletion of existing reserves through production; (iii) actual mining experience; and (iv) price forecasts. Grades of ore actually fed to process from time to time may be different from stated reserve grades because of geologic variation in different areas mined, mining dilution, losses in processing and other factors. Recovery rates vary with the metallurgical characteristics and grade of ore fed to process.

               Neither reserves nor projections of future operations should be interpreted as assurances of the economic life of mineral deposits or of the profitability of future operations.

                                ENVIRONMENTAL MATTERS

          General

               Homestake has made significant capital expenditures to minimize the effects of its operations on the environment.
          Capital expenditures primarily are for the purchase or development of environmental monitoring equipment and containment of waste. In both 1993 and 1992, these expenditures totaled approximately $2 million. Homestake estimates that during 1994, capital expenditures for such purposes will be approximately $3 million and that during the five years ending December 31, 1998, such capital expenditures will be approximately $10 million.

               Homestake also incurs significant operating costs in order to comply with regulatory requirements. Operating costs include current reclamation costs, accruals for future reclamation expenditures and air, water and other environmental monitoring costs. Such additional costs totaled approximately $11 million in 1993, compared with approximately $20 million in 1992, not including related depreciation expense of $7 million and $8 million, respectively. Homestake estimates that environmental and related operating and depreciation costs in 1994 will approximate the 1993 amounts. The above amounts exclude expenditures made related to discontinued uranium operations.

               Under applicable law and the terms of permits under which Homestake operates, Homestake is required to reclaim land disturbed by its operations. Homestake charges reclamation costs incurred in connection with its exploration activities as expenses in the year in which incurred. For mining operations, Homestake makes periodic accruals for costs of reclamation. Most reclamation work takes place after mining and related operations terminate, but Homestake has adopted a policy of conducting reclamation during operations where practical and therefore, an increasing amount of reclamation is being conducted simultaneously with mining. At December 31, 1993 and 1992, Homestake had accrued a total of $36.2 million and $43.9 million, respectively, for future reclamation and related costs.

               Homestake believes that the cost of compliance with environmental requirements will continue to increase. Such costs have not and will not increase productive capacity, efficiency or revenues. Increased costs cannot be passed on to Homestake's customers.

               Homestake's operations are conducted under permits issued by regulatory agencies. Many permits require periodic renewal or review of their conditions. Homestake cannot predict whether it will be able to renew such permits or whether material changes in permit conditions will be imposed.

          RCRA

               The United State Environmental Protection Agency (EPA), has not yet issued final regulations for management of mining wastes under the Resource Conservation and Recovery Act (RCRA). The ultimate effects and costs of compliance with RCRA cannot be estimated at this time.

          CERCLA

               The United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), requires EPA to list known or threatened releases of hazardous substances, pollutants or contaminants. In 1983, EPA began publishing the National Priorities List (NPL). The listing of a site does not constitute a determination that any remedial action is required, nor that any person is liable for any remedial action or environmental damage. CERCLA imposes heavy liabilities on any person who is responsible for an actual or threatened release of any hazardous substance, including liability for so-called "oversight costs" incurred by EPA. CERCLA is scheduled for a congressional hearing this year and reauthorization is required by 1995.

          Whitewood Creek

               Deposits of  gold tailings on lands along an 18-mile stretch of Whitewood Creek in western South Dakota constitute a site on the NPL. EPA asserts that discharges of tailings by mining companies, including Homestake, beginning in the nineteenth century have contaminated the soil and stream bed.

               In August 1990, Homestake signed a Consent Decree with EPA in United States of America v. Homestake Mining Company of
          California, (U.S.  District Court,  W.D., S.D., Civil  Action 90-
          5101).    The  consent decree  required  Homestake  to carry  out
          remedial work at Homestake's expense and to reimburse EPA for oversight costs. The decree also provided for the three counties in which the property is located to enact institutional controls which would limit the future use of the properties included within the area of the site. Remedial field work was completed in 1993. Institutional control ordinances prepared with the assistance of the Company have been adopted in all three of the affected counties. The Record of Decision also requires the Company to continue to perform long-term monitoring of the site. Homestake estimates that EPA oversight and monitoring costs through 1995 will be $2 million. Homestake expects to demonstrate by 1995 that the site has been remediated and does not present a risk to the environment or to public health or safety.

               In connection with the program to implement institutional controls, the Company decided to offer to purchase all properties along Whitewood Creek that were affected by the institutional controls. The Company estimates that the total cost for purchasing all of the affected property would be approximately $3 million. These costs will be expensed if and when incurred.

               In 1983, the State of South Dakota filed claims against Homestake for natural resources damages resulting from the Whitewood Creek Site. The State has taken no action to pursue the claims.

          Grants Tailings

               The tailings at Homestake's closed uranium mill near Grants, New Mexico constitutes a site on the National Priorities List
          (NPL). EPA asserted that leachate from the tailings contaminated a shallow aquifer used by adjacent residential subdivisions. Homestake paid the cost of extending the municipal water supply to the affected homes. Homestake has operated an injection and collection system that has significantly improved the quality of the aquifer to levels that comply with state ground water standards. The estimated costs of continued compliance are included in the accrued reclamation liability. Homestake has petitioned EPA to remove the Grants Site from the NPL. The petition has been denied by EPA. Homestake has settled with the EPA concerning their oversight cost for this site and no additional oversight costs are accruing.

               Under a 1987 EPA Administrative Order on Consent, Homestake studied radon levels in houses in the subdivisions near the
          Grants mill. Based on the study, EPA concluded that the Homestake mill and tailings facilities are not contributing significantly to radon concentrations in the subdivisions. The Nuclear Regulatory Commission and the State of New Mexico have concurred with EPA's decision to take no further action in this regard.

               Effective March 1990, EPA promulgated National Emissions Standards for radionuclides emissions under Section 112 of the Clean Air Act. The regulations generally require closure and compliance by uranium mill tailings facilities on or before December 1991, or two years after cessation of operations, whichever is later. Homestake closed its Grants uranium processing facility in 1990. The EPA, several environmental groups and a number of mining companies, including the Company, entered into an agreement which provided that the EPA's regulations governing radionuclide emissions from uranium mill tailings disposal sites that are licensed by the Nuclear Regulatory Commission (NRC) would be rescinded and the NRC would regulate radionuclide emissions in connection with its regulation of the decommissioning of the uranium mill tailings facilities. Under NRC regulations, the decommissioning would be effected in accordance with the provisions of the facility's license. An EPA-NRC Memorandum of Understanding sets 1996 and 2001 as target dates for closure of the Company's two tailings impoundments. The Company has proposed to the NRC a closure schedule for inclusion in the facility license which contemplates closure in 1996 and 2001, subject to extension under certain circumstances. The NRC and EPA signed a Memorandum of Understanding in 1993 which has established NRC as the enforcement agency. Reclamation of the Grants large tailings site is scheduled for completion in 1996 and the mill decommissioning will be completed in 1994.

               Title  X of  the  Energy Policy  Act  of 1992  provides  for reimbursement by the United States Department of Energy for certain costs of reclamation, decommissioning and remedial action for byproduct material (primarily tailings) generated as an incident of uranium sales to the United States. Reimbursement is subject to compliance with regulations now being drafted by the Department of Energy and appropriation by Congress from a fund established under the Energy Policy Act. Congress appropriated $41 million for fiscal year 1994. The Company and the Department of Energy have agreed that approximately 51% of the tailings at Grants were generated as an incident of uranium sales to the United States. Homestake believes that its reclamation reserves for uranium operations and amounts expected to be received under the Energy Policy Act are sufficient to provide for all reclamation costs for the Grants site.

               In 1983, the State of New Mexico filed claims against Homestake for natural resource damages resulting from the Grants site. The State has taken no action to pursue the claims.

          Other Uranium

               The Company (along with a number of other companies and government agencies) has received notice from EPA that it may be a potentially responsible party with respect to the cleanup of the Colorado School of Mines Research Institute (CSMRI) site near Denver, Colorado. The Company sent ore samples, principally uranium ore, to the CSMRI site for testing at various times over a period in excess of 25 years. EPA has conducted certain remedial actions at the CSMRI site at a cost of in excess of $1 million and proposes to conduct additional remediation and disposal activities, the cost of which is not yet determinable. The Company believes that substantially all of the ore material sent to the site was returned to the company and that the Company does not have responsibility for cleanup of the site. To the extent that Company ore samples remained at the site, the Company believes that it is a de minimis contributor and that cleanup of the site is primarily the responsibility of CSMRI and instrumentalities of the State of Colorado.

          Lead

               Prior  to  May  1986,  Homestake Lead  Company  of  Missouri
          (HLCM), a wholly-owned subsidiary of the Company, was a joint venturer and partner with subsidiaries of AMAX, Inc. (AMAX) in the production of lead and lead concentrates in Missouri. In May 1986, HLCM acquired AMAX's interest in the Missouri facilities and operations and agreed to assume certain limited liabilities of AMAX in connection with the Missouri facilities. In November 1986, HLCM entered into a partnership, The Doe Run Company (Doe
          Run), with subsidiaries of Fluor Corporation (Fluor), under which HLCM and the Fluor subsidiaries combined their existing United States lead businesses. Under the Doe Run partnership agreement, HLCM contributed to Doe Run certain liabilities of HLCM arising out of the lead business, including most obligations HLCM had to AMAX arising in connection with HLCM's acquisition of AMAX's interest in the Missouri facilities.

               In May 1990, HLCM sold its interest in Doe Run to Fluor under an agreement which provided that Fluor would indemnify HLCM against all liabilities assumed by Doe Run to the extent that Doe Run was unable to discharge those liabilities.

               In June 1991, HLCM and AMAX were notified of a potential claim by the Jackson County, Mississippi Port Authority for contamination of soil and water alleged to have resulted from storage of lead dross at the Port of Pascagoula prior to the formation of Doe Run; since that time, a number of other lead producers and former lead producers have also been so notified. In July 1991, HLCM tendered the claim to Fluor and Doe Run. They rejected the tender and HLCM filed suit in the Superior Court of Orange County, California for breach of contract and declaratory relief (Superior Court, Dept. 20, No. 673777). Subsequent to the filing of that action, HLCM tendered two additional potential claims arising out of the pre-1986 lead business to Fluor and Doe Run. Doe Run and Fluor rejected both tenders.

               During the pendency of the action, Fluor and Doe Run joined AMAX in the litigation. AMAX took the position that HLCM was obligated to indemnify AMAX for off-site environmental liability associated with lead dross and smelter byproducts, but not for off-site environmental liability associated with lead metal or lead concentrates. AMAX also took the position that the transfer to Doe Run of obligations owed by HLCM to AMAX arising in connection with HLCM's acquisition of AMAX's interest in the Missouri facilities was not binding on AMAX and did not relieve HLCM of its obligations to AMAX.

               In settlement of the matter in respect of AMAX, HLCM agreed to indemnify AMAX in respect of future off-site environmental liability arising in respect of lead dross and other smelter byproducts. AMAX has acknowledged that it is responsible for off-site environmental liability associated with lead metal and lead concentrate, and AMAX has acknowledged the effectiveness of HLCM's transfer to Doe Run of obligations HLCM had to AMAX arising in connection with HLCM's acquisition of AMAX's interest in the Missouri facilities. HLCM and Fluor also agreed to dismiss Fluor out of the litigation on the basis of a stipulation by Fluor acknowledging its responsibility with respect to obligations of Doe Run to HLCM should Doe Run be unable to satisfy its obligations.

               In December 1993, trial was held with respect to HLCM's claims against Doe Run and in January 1994, the court ruled against HLCM and in favor of Doe Run.

               The  State  of   Mississippi  Department  of   Environmental
          Quality, under the Mississippi version of CERCLA, is reviewing the Port of Pascagoula site. The Port of Pascagoula is considered the prime PRP (Potentially Responsible Party) at this site. Homestake and other companies are working with the Port of Pascagoula and the State of Mississippi to address the potential lead contamination. The State currently is reviewing analytical data from the site. As a result of subsequent investigations conducted by the Company and others, the Company believes that most of the material at the Pascagoula site, and the material primarily responsible for the contamination, is lead concentrate. Based on review of shipping records to date, less than half of the lead concentrate shipped through the Port of Pascagoula was produced and sold for the account of the Company.

               During 1992, the Company received a notice from Pintlar Corporation with respect to the Bunker Hill Superfund site, the location of the former Bunker Hill lead smelter in northern Idaho. In that notice, Pintlar identified the Company as a seller of lead concentrate that was processed at the Bunker Hill site and requested that the Company enter into negotiations with Pintlar with respect to a contribution by the Company toward cleanup of the site. The Company sold lead concentrate to the owner/operator of the Bunker Hill smelter, and the Company believes that none of the material processed at the Bunker Hill smelter was processed for the Company. The Company believes that, as a seller of a product that was not a waste material, it has no liability with respect to the Bunker Hill site.

          Foreign Operations

               The Nickel Plate mine had been placed on a Pollution Concern List by the Ministry of Environment Lands and Parks due to tailings dam seepage and elevated levels of sulfates and nitrates in run-off water from the waste dumps. During 1993, significant work was undertaken to modify and further improve the tailings dam seepage handling system to limit effluent bypassing the system. Additional reclamation undertaken in 1993 includes the rehabilitation of waste dumps and a small pit that was mined out in 1992. On February 22, 1994 mine was removed from the Pollution Concern List.

               During 1993, the Eskay Creek project was placed on a Pollution Concern List by the Ministry of Environment, Lands and Parks due to acid drainage from rock storage areas. In early 1993, a lime treatment plant was installed to treat the acidic water and the project was removed from the Pollution Concern List on February 22, 1994.

               Homestake believes that its foreign operations comply with applicable laws, regulations and permit conditions and has no knowledge of any significant environmental liability or contingent liability resulting from foreign operations. Homestake expects that environmental constraints in foreign countries will become increasingly strict.

                                      CUSTOMERS

               Sales of $175 million, $145 million and $105 million to three customers in 1993 were in excess of 10% of Homestake's consolidated revenues. Homestake believes that the loss of any of these customers would not have a material adverse impact on Homestake because of the active worldwide market for gold.

                                  CREDIT FACILITIES

               See Note 13 to the consolidated financial statements on pages 39 and 40 of the 1993 Annual Report to Shareholders for details of the Company's credit facilities. Such information is hereby incorporated by reference.

                                      EMPLOYEES

               The number of full-time employees at December 31, 1993 of Homestake and its subsidiaries was:

               Homestake mine*                          1,107
               McLaughlin mine                            343
               El Hueso mine*                             202
               Eskay Creek project                         14
               Santa Fe mine                               21
               Nickel Plate mine                          186
               Uranium                                     14
               United States exploration                   20
               Chile exploration and corporate staff       11
               Canada exploration and corporate staff      36
               HGAL exploration and other                  26
               United States corporate staff and other     76
                                                        -----
                      Total                             2,056

          The number of full-time employees at December 31, 1993 in jointly-owned operations in which Homestake participates was:

               Williams mine                              616
               David Bell mine*                           236
               Kalgoorlie Consolidated Gold Mines
                   Pty Ltd*                             1,088
               Rayrock managed operations (Marigold,
                   Dee and Pinson mines)                  267
               Round Mountain mine                        535
               Snip mine                                  128
               Main Pass 299                              146
                                                       ------
                      Total                             3,016

          * Operations where some of the employees are represented by a labor union.

                         EXECUTIVE OFFICERS OF THE REGISTRANT

               The executive officers of the Company, their ages at December 31, 1993, their business experience and principal occupations during the past five years and their business backgrounds are:

               Harry M. Conger - Chairman of the Board and Chief Executive Officer since December 1982, age 63. He has been Chief Executive Officer since December 1978 and was President from 1977 to 1986. He is a mining engineer with over 38 years of professional experience.

               Peter Steen - President and Chief Operating Officer since July 1992, age 63. He was President and Chief Executive Officer of Corona from 1985 to July 1992. He is a mining engineer with 38 years of professional experience.

               Jack E. Thompson - Executive Vice President, Canada since July 1992, age 43. He has been President of Prime Resources Group Inc. since August 1992. He also was President of North American Metals Corp. from 1988 until 1993. He is a mining engineer with over 23 years of experience in mining and mine management.

               Gene G. Elam - Vice President, Finance and Chief Financial Officer since September 1990, age 54. Before joining Homestake, he was Senior Vice President, Administrative Services of Pacific Gas and Electric Company from April 1989 through August 1990 and was Vice President and Controller from January 1987 through March 1989. He was President and Chief Executive Officer of The Pacific Lumber Company from 1982 to 1986, President in 1980 and 1981, and Chief Financial Officer from 1972 until 1980. He is a certified public accountant with over 32 years of experience in accounting and finance.

               Lee A. Graber - Vice President, Corporate Development since 1983, age 45. From 1980 to 1983, he was Manager, Corporate Development and Planning. He has over 22 years of experience in finance and corporate development.

               Wayne Kirk - Vice President, General Counsel and Secretary since September 1992, age 50. He was a partner in Thelen, Marrin, Johnson & Bridges from 1976 to 1992. He has practiced law for more than 24 years.

               Gillyeard J. Leathley - Vice President, Canadian Operations since July 1992, age 56. He was Senior Vice President, Operations for Corona for 6 years. He is a mining engineer with over 36 years of experience in mining and mine management.

               Anthony H. Ransom - Vice President, Exploration since July 1992, age 47. Before joining Homestake, he was Vice President, Exploration for Corona in 1991. Prior to April 1991 he was Director, Western Exploration for Corona and prior to that was President of Pamorex Minerals Inc., a gold mining company. He is a geologist with more than 26 years of professional experience.

               Allen S. Winters - Vice President, Mine Operations since 1987, age 53. From 1978 to 1987, and since July 1992 he has been Resident General Manager of the Homestake Mine. He is a mining engineer with more than 34 years of experience.

               Jan P. Berger - Treasurer since August 1992, age 38. He has been with Homestake since 1989, first as senior analyst in the finance group and from 1991 to 1992 was Manager, Internal Audit. Prior to joining Homestake, he was an analyst for Bechtel Financing Services Inc. He is a geologist with over 11 years of experience in exploration and finance.

               David W. Peat - Controller since September 1992, age 41. Prior to joining Homestake, he was Vice President, Controller for Corona. Prior to 1987 he served as Assistant Corporate Controller for Sherritt Gordon Mines Limited. He is a chartered accountant with over 17 years of accounting and finance experience.

               No officer is related to any other officer by blood, marriage or adoption.

               Officers are elected to serve until the next annual meeting of the Board of Directors at which officers are elected or until their successors are chosen.

               No arrangement or understanding exists between any officer and any other person under which any officer was elected.

                                 ITEM 2 - PROPERTIES

               See Item 1 - Business.

                              ITEM 3 - LEGAL PROCEEDINGS

               Certain environmental proceedings in which the Company is or may become a party are discussed on pages 30 through 35 under the caption "Environmental Matters".

               On October 13, 1993, Goldstake Explorations (S.D.) Inc. filed an action in the Federal District Court of Colorado against Homestake Mining Company of California ("Homestake") and its wholly owned subsidiary, Whitewood Development Corporation ("Whitewood"). Goldstake Explorations (S.D.) Inc. v. Homestake Mining Company of California et al., No. 93-M-2149. The complaint alleges that Homestake and Whitewood fraudulently induced Goldstake to enter into a joint venture agreement in 1988 between Goldstake and Whitewood with respect to the mining of mine tailings in Whitewood Creek, near the Company's mine in South Dakota. The complaint alleges that Homestake and Whitewood misrepresented their intent to mine the tailings in order to prevent Goldstake from mining the tailings. The complaint also alleges that Whitewood breached the joint venture agreement and duties owed to Goldstake under the joint venture agreement in various respects, that Homestake induced those breaches, and that Homestake and Whitewood engaged in acts of misrepresentation during the conduct of the joint venture's activities. Goldstake claims unspecified compensatory and punitive damages. In the opinion of the Company, the action is without merit and the Company intends to vigorously defend. This litigation has been stayed and the issues will be arbitrated in South Dakota.

               The Company and its subsidiaries are defendants in various other legal actions in the ordinary course of business. In the opinion of management, such matters will be resolved without material affect on the Company's financial condition.

             ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                         None

                                       PART II

            ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                                 STOCKHOLDER MATTERS

          a. The common stock of Homestake Mining Company is registered and traded principally on the New York Stock Exchange under the symbol "HM". It is also listed and traded in Switzerland on the Basel, Geneva and Zurich stock exchanges under the same symbol.

          b. The number of holders of common stock of record as of March 14, 1994 was 21,830.

          c. Information about the range of sales prices for the common stock and the frequency and amount of dividends declared during the past two years appears in the tables on page 50 in the Registrant's 1993 Annual Report to Shareholders. The tables setting forth sales prices and dividends are hereby incorporated by reference. Information about certain restrictive covenants under the Company's line of credit appears on page 40 in Note 13 entitled "Long-Term Debt and Gold Loans" in the Notes to Consolidated Financial Statements in the Company's 1993 Annual Report to Shareholders. Such information is hereby incorporated by reference.

          d.   Reference   is  hereby   made  to   the  Note   18  entitled
               "Shareholders' Equity" on page 44 in the Notes to Consolidated Financial Statements in the Company's 1993 Annual Report to Shareholders. Such information is hereby incorporated by reference.

                           ITEM 6 - SELECTED FINANCIAL DATA

               A summary of selected consolidated financial data of the Company and subsidiaries for the five-year period ended December 31, 1993 appears on page 49 in the 1993 Annual Report to Shareholders. The summary of selected consolidated financial data is hereby incorporated by reference.

                   ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Management's discussion and analysis of financial condition and results of operations covering the three-year period ended December 31, 1993 appears on pages 22 through 27 in the 1993 Annual Report to Shareholders and is hereby incorporated by reference.

                 ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The 1993 Annual Report to Shareholders includes the Company's consolidated balance sheets as of December 31, 1993 and 1992 and related statements of consolidated operations, consolidated shareholders' equity and consolidated cash flows for each of the three years in the period ended December 31, 1993 and the independent auditors' report thereon, and certain supplementary financial information. The following are hereby incorporated by reference from the 1993 Annual Report to Shareholders at the pages indicated:

               Consolidated Balance Sheets (pages 28-29)
               Statements of Consolidated Operations (page 30)
               Statements of Consolidated Shareholders' Equity (page 31) Statements of Consolidated Cash Flows (page 32)
               Notes to Consolidated Financial Statements (pages 33-47) Report of Independent Auditors (page 48)
               Quarterly Selected Data (page 50)

              ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                         ACCOUNTING AND FINANCIAL DISCLOSURE

               On March 3, 1993, pursuant to the recommendation of the Audit Committee, the Company terminated Deloitte & Touche as independent auditors for the Company and its subsidiaries upon completion of their 1992 audit engagement. Deloitte & Touche's reports on the consolidated financial statements of the Company for 1991 and 1992 did not contain an adverse opinion or a disclaimer of opinion and the reports were not qualified or modified as to uncertainty, audit scope, or accounting principles. During 1991 and 1992 and the interim period through the date of termination there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Deloitte & Touche would have caused Deloitte & Touche to make a reference to the subject matter of the disagreement in connection with its report. During 1991 and 1992 and the interim period through the date of termination, there did not occur any kind of event listed in paragraphs (a)(1)(v)(A) through (D) of Regulation S-K, Item 304.

               Effective March 3, 1993, pursuant to the recommendation of the Audit Committee, the Company engaged Coopers & Lybrand as independent auditors to audit the Company's financial statements for 1993. During 1991 and 1992 and the interim period through the date of termination, neither the Company nor any person acting on behalf of the Company consulted Coopers & Lybrand regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Regulation S-K, Item 304 and the related instructions) or a reportable event (as described in paragraph (a)(1)(v) of Regulation S-K, Item
          304).

                                       PART III

                               ITEMS 10, 11, 12 AND 13

               In accordance with General Instruction G(3), Items 10, 11, 12 and 13 (with the exception of certain information pertaining to executive officers, which is included in Part I hereof) have been omitted from this report since a definitive proxy statements is being filed with the Securities and Exchange Commission and furnished to shareholders pursuant to Regulation 14A.

               The information contained in the proxy statement relating to directors, executive compensation, security ownership and certain relationships is hereby incorporated by reference.

                                       PART IV

                  ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                               AND REPORTS ON FORMS 8-K


          (a)  1.    Financial Statements:

                     Refer to Part II, Item 8.

               2.    Financial Statement Schedules:

                     Schedules for the years ended December 31, 1993, 1992, and 1991 -

                     II  Amounts  Receivable  from   Related  Parties   and
                         Underwriters, Promoters and Employees  (other than
                         related parties)
                     V   Property, Plant and Equipment
                     VI  Accumulated     Depreciation,    Depletion     and
                         Amortization of Property, Plant and Equipment
                     IX  Short-term Borrowings
                     X   Supplementary Income Statement Information

                     Report of Independent Auditors

                     Schedules not listed above are omitted because they are not required or because the required information is included elsewhere in this report.

               3.    Exhibits

               3.1 Restated Certificate of Incorporation of Homestake Mining Company (incorporated by reference to Exhibit
                     3.1 to the Registrant's Registration Statement on Form S-4 filed on June 10, 1992 (the "S-4 Registration Statement")).
               3.2 Amendment to Restated Certificate of Incorporation of Homestake Mining Company dated June 3, 1991 (incorporated by reference to Exhibit 3.2 to the S-4 Registration Statement).
               3.3 Certificate of Correction of the Restated Certificate of Incorporation of Homestake Mining Company dated February 10, 1992 (incorporated by reference to
                     Exhibit 3.3 to the S-4 Registration Statement).
               3.4   Bylaws  (as   amended)  of  Homestake  Mining  Company
                     (incorporated by reference to Exhibit 3.5 to the S-4 Registration Statement).
               3.5 Rights Agreement dated October 16, 1987 (incorporated by reference to Exhibit 10 to the Registrant's Report on Form 8-A dated October 16, 1987).
               4.1 Indenture dated as of January 23, 1993 between Homestake Mining Company, Issuer and The Chase Manhattan Bank, N.A., Trustee, with respect to US $150,000,000 principal amount of 5 1/2% Convertible Subordinated Notes due January 23, 2000 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K Report dated as of June 23, 1993).

               4.2 Registrant hereby agrees to furnish to the Commission, upon request, a copy of the instruments which define the rights of the holders of long-term debt of the Company. None of such instruments not included as exhibits herein collectively represents long-term debt in excess of 10% of the consolidated total assets of the Registrant.
               10.1 Lease agreement dated June 17, 1988 between the Registrant's wholly-owned subsidiary, Minera Homestake Chile, S.A. and CODELCO-Chile (incorporated by reference to Exhibit 10(f) to the Registrant's Form 10-K for the year ended December 31, 1989).
               10.2 Amendment dated September 4, 1991 to the lease agreement dated June 17, 1988 between the Registrant's wholly-owned subsidiary, Minera Homestake Chile, S.A. and CODELCO-Chile (incorporated by reference to Exhibit 10(a) to the Registrant's Form 10-K for the year ended December 31, 1989).
               10.3 Agreement dated October 9, 1991 between the Registrant and Chevron Minerals Ltd. (incorporated by reference to Exhibit 10(b) to the Registrant's Form 10-K for the year ended December 31, 1991).
               10.4 Guarantee dated December 18, 1991 between the Registrant and Chevron Minerals Ltd. (incorporated by reference to Exhibit 10(c) to the Registrant's Form 10-K for the year ended December 31, 1991).
               10.5 Agreement dated May 4, 1990 for the sale of the Registrant's 42.5% partnership interest in The Doe
                     Run Company (incorporated by reference to Exhibit 28(a) to the Registrant's Form 8-K dated May 18,
                     1990).
               10.6 Purchase and sale agreement dated January 15, 1989 between the Registrant's subsidiary Homestake Gold of Australia Limited and North Kalgoorlie Mines Limited (and Group Companies) and Kalgoorlie Lake View Pty. Ltd. (incorporated by reference to Exhibit 10(g) to the Registrant's Form 10-K for the year ended December 31, 1989).
               10.7 Joint Operating Agreement dated May 1, 1988 between Freeport-McMoRan Resources Partners, IMC Fertilizer, Inc. and Felmont Oil Corporation (a subsidiary of Registrant) relating to the Main Pass Block 299 sulphur project (incorporated by reference to Exhibit
                     10.16 to the Registrant's Form 10-K for the year ended December 31, 1992).
               10.8 Amendment No. 1 dated July 1, 1993 to Joint Operating Agreement between Freeport McMoRan Resources Partners, IMC Fertilizer, Inc. and Homestake Sulphur Company.
               10.9  Amendment  No. 2  dated  November  30, 1993  to  Joint
                     Operating Agreement between Freeport McMoRan Resources Partners, IMC Fertilizer, Inc. and Homestake Sulphur Company.
               10.10 Amended and  Restated  Project Agreement  (David  Bell
                     Mine) dated as of April 1, 1986 among Teck Corporation, International Corona Resources Ltd. (a subsidiary of International Corona Corporation, now Homestake Canada Inc. and a subsidiary of Registrant), Teck-Hemlo Inc., Corona-Hemlo Inc. (a subsidiary of International Corona Corporation, now Homestake Canada Inc. and a subsidiary of Registrant)(incorporated by reference to Exhibit
                     10.17 to the Registrant's Form 10-K for the year ended December 31, 1992).
               10.11 Amended and  Restated Operating Agreement (David  Bell
                     Mine) among Teck Corporation, International Corona Resources Ltd. (a subsidiary of International Corona Corporation, now Homestake Canada Inc. and a subsidiary of Registrant), Teck Mining Group Limited, Teck-Corona Operating Corporation, Teck-Hemlo Inc. and Corona-Hemlo Inc. (a subsidiary of International Corona Corporation, now renamed Homestake Canada Inc. and a subsidiary of Registrant)(incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K for the year ended December 31, 1992).

               10.12 Project  Agreement  (Williams Mine)  dated  August 11,
                     1989 among Teck Corporation, Corona Corporation (now Homestake Canada Inc. and a subsidiary of Registrant) and Williams Operating Corporation (incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K for the year ended December 31, 1992).
               10.13 Operating Agreement (Williams Mine)  dated August  11,
                     1989 among Teck Corporation, Corona Corporation (now Homestake Canada Inc. and a subsidiary of Registrant), Teck Mining Group Limited and Williams Operating Corporation (incorporated by reference to
                     Exhibit 10.20 to the Registrant's Form 10-K for the year ended December 31, 1992).
               10.14 Shareholders' Agreement  dated August  11, 1989  among
                     Corona Corporation (now Homestake Canada Inc. and a subsidiary of Registrant), Teck Corporation and Williams Operating Corporation (incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K for the year ended December 31, 1992).
               10.15 Agreement  dated  January  25,  1983  between  Noranda
                     Exploration Company Limited, Teck Corporation and International Corona Resources Limited (a subsidiary of International Corona Corporation, now Homestake Canada Inc. and a subsidiary of Registrant), relating to development of the Quarter Claim mine (incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K for the year ended December 31, 1992).
          *    10.16 1986 Deferred Income Plan of  Homestake Mining Company
                     (incorporated by reference to Exhibit 10(a) to the Registrant's Form 10-K for the year ended December 31, 1990).
          *    10.17 First Amendment  to the 1986  Deferred Income Plan  of
                     Homestake Mining Company (incorporated by reference to Exhibit 10(b) to the Registrant's Form 10-K for the year ended December 31, 1990).
          *    10.18 Agreement dated July 16, 1982, as  amended November 3,
                     1987 and February 23, 1990, between the Registrant and H. M. Conger (incorporated by reference to Exhibit 10(a) to the Registrant's Form 10-K for the year ended December 31, 1989).
          *    10.19 Description  of  Change  of  Control  Severance   Plan
                     applicable to certain officers of Registrant (incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K for the year ended December 31, 1992).
          *    10.20 Executive  Supplemental  Retirement Plan  of Homestake
                     Mining Company, amended and restated effective January 1, 1990 (incorporated by reference to Exhibit 10(d) to the Registrant's Form 10-K for the year ended December 31,989).
          *    10.21 Supplemental  Retirement  Plan  of  Homestake   Mining
                     Company, amended and restated effective as of January 1, 1990 (incorporated by reference to Exhibit 10(e) to the Registrant's Form 10-K for the year ended December 31, 1989).
          *    10.22 Share  Incentive  Plan  effective  July   1,  1988  of
                     International Corona Corporation (now Homestake Canada Inc. and subsidiary of Registrant), as amended October 22, 1991 (incorporated by reference to
                     Exhibit 10.32 to the Registrant's Form 10-K for the year ended December 31, 1992).
               10.23 Shareholder  Agreement  dated  January  1, 1989  among
                     Homestake Mining Company, Case, Pomeroy & Company, Inc. and Hadley Case (incorporated by reference to
                     Exhibit 10(a) to the Registrant's Form 10-K for the year ended December 31, 1988).
               10.24 Amendment   dated   March 27,   1992  to   Shareholder
                     Agreement dated January 1, 1989 among Homestake Mining Company, Case, Pomeroy & Company, Inc., and Hadley Case (incorporated by reference to Exhibit
                     10.14 to the S-4 Registration Statement).
          *    10.25 Consulting agreement  dated September  1, 1984 between
                     Hadley Case and Homestake Sulphur Company, a wholly-owned subsidiary of Registrant (incorporated by reference to Exhibit 10.35 to the Registrant's Form 10-K for the year ended December 31, 1992).

          *    10.26 Consulting Agreement  dated  July  24,  1992,  between
                     Stuart T.  Peeler and the  Registrant (incorporated by
                     reference to  Exhibit 10.36  to the Registrant's  Form
                     10-K for the year ended December 31, 1992).
          *    10.27 Consulting  agreement  dated  March  1,  1993  between
                     William A. Humphrey and the Registrant.
          *    10.28 Employees   Non-Qualified  Stock   Option   Plan--1978
                     (incorporated  by reference  to Exhibit  10(a) to  the
                     Registrant's   Form   10-K   for   the   year    ended
                     December 31, 1984, Commission File  Number 1-1235  and
                     to Post Effective Amendment No. 3  to the Registrant's
                     Registration  Statement  on Form  S-8 dated  March 11,
                     1988).
          *    10.29 1981  Incentive  Stock Option  Plan  (incorporated  by reference to  Exhibit 10(b)  to the Registrant's  Form
                     10-K  for the year ended December 31, 1984, Commission
                     File  Number 1-1235  and to  Post Effective  Amendment
                     No. 3 to  the Registrant's  Registration Statement  on
                     Form S-8 dated March 11, 1988).
          *    10.30 Long Term Incentive  Plan of 1983 of  Homestake Mining
                     Company (incorporated  by reference  to Exhibit  10(g)
                     to the Registrant's Registration Statement  on Form S-
                     14 dated May 16, 1984).
          *    10.31 Employees' Stock  Option and  Share Rights  Plan--1988
                     (incorporated by  reference to  Exhibit  10(n) to  the
                     Registrant's   Form   10-K   for    the   year   ended
                     December 31, 1987).
               10.32 Credit Agreement  dated as  of August  24, 1993  among
                     the   Registrant,   Homestake   Mining   Company    of
                     California and  Homestake Canada  Inc.,   the Bank  of
                     Nova Scotia and Canadian Imperial Bank  of Commerce as
                     Managing  Agents,   and  Canadian  Imperial  Bank   of
                     Commerce,  as  Administrative  Agent (incorporated  by
                     reference to  Exhibit 10.41 to  the Registrant's  Form
                     10-Q for the quarter ended September 30, 1993).
               11    Computation of Earnings Per Share.
               13    1993 Annual Report to Shareholders.
               22    Subsidiaries of the Registrant.
               24    Consent of Coopers & Lybrand, Independent Auditors.

          *    Compensatory plan or management contract.

          (b)  Reports Filed on Form 8-K

               No reports on Form 8-K were filed during the fourth quarter of 1993.

                                      SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                HOMESTAKE MINING COMPANY




          Date March 24, 1994                   By  /s/ H. M. Conger
                                                   --------------------
                                                  H. M. Conger
                                                  Chairman of the Board
                                                  and Chief Executive
                                                  Officer




          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature             Capacity                     Date

          /s/G. G. Elam         Vice President, Finance      March 24, 1994
          --------------        and Chief Financial Officer
          G. G. Elam            (Principal Financial Officer)


          /s/D. W. Peat         Controller (Principal        March 24, 1994
          ------------          Accounting Officer
          D. W. Peat

                      (Signatures continued on following page.)

         Signature                     Capacity                Date

         /s/ Harry M. Conger           Chairman of the Board,
         ------------------------      Chief Executive Officer
         Harry M. Conger               and Director            March 24, 1994

         /s/ M. Norman Anderson        Director                March 24, 1994
         ------------------------
         M. Norman Anderson

         /s/ Hadley Case               Director                March 24, 1994
         ------------------------
         Hadley Case

         /s/ Robert H. Clark, Jr.      Director                March 24, 1994
         ------------------------
         Robert H. Clark, Jr.

         /s/ G. Robert Durham          Director                March 24, 1994
         ------------------------
         G. Robert Durham

         /s/ Douglas W. Fuerstenau     Director                March 24, 1994
         ------------------------
         Douglas W. Fuerstenau

         /s/ Henry G. Grundstedt       Director                March 24, 1994
         ------------------------
         Henry G. Grundstedt

         /s/ William A. Humphrey       Director                March 24, 1994
         ------------------------
         William A. Humphrey

         /s/ Robert K. Jaedicke        Director                March 24, 1994
         ------------------------
         Robert K. Jaedicke

         /s/ John Neerhout, Jr.        Director                March 24, 1994
         ------------------------
         John Neerhout, Jr.

         /s/ Stuart T. Peeler          Director                March 24, 1994
         ------------------------
         Stuart T. Peeler

         /s/ Glen L. Ryland            Director                March 24, 1994
         ------------------------
         Glen L. Ryland

         /s/ Berne A. Schepman         Director                March 24, 1994
         ------------------------
         Berne A. Schepman

         /s/ Peter Steen               President, Chief Operating
         ------------------------      Officer and Director    March 24, 1994
         Peter Steen

                       HOMESTAKE MINING COMPANY AND SUBSIDIARIES

               SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
          UNDERWRITERS, PROMOTERS, AND EMPLOYEES (OTHER THAN RELATED PARTIES)
                  FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                     (In Thousands)

         ------------------------------------------------------------------
                    COLUMN A            COLUMN B    COLUMN C   COLUMN D

                                        BALANCE AT  ADDITIONS  DEDUCTIONS
                                        BEGINNING   (INCLUDING AMOUNTS
                  NAME OF DEBTOR        OF PERIOD<7> INTEREST) COLLECTED
         ------------------------------------------------------------------
         YEAR ENDED DECEMBER 31, 1993

            P. Steen<1>                   $1,507               $(1,506)
            G. Leathley<2>                   110                  (106)
            D. Peat<2>                         6                    (6)

         YEAR ENDED DECEMBER 31, 1992

            P. Steen<1>                   $1,919                 $(251)
            G. Leathley<2>                   138                   (17)
            D. Peat<2>                        82     $221         (294)

         YEAR ENDED DECEMBER 31, 1991

            P. Steen<1>                   $1,882      $36          $(6)
            G. Leathley<2>                   226                   (89)
            D. Peat<2>                        86                    (4)
            A. Winters<3>                    112        1         (113)
            R. Hinkel<3>                     107        7          (21)
            D. Fagin<4>                               382         (259)
            P. Carroll<5>                  1,610       55
            N. Goodman<5>                  1,918
            T. Hoare<5>                      735       38
            A. Walsh<5,6>                    120                   (39)

         ------------------------------------------------------------------

                                                          COLUMN E
                                        FOREIGN       BALANCE AT END
                                        CURRENCY         OF PERIOD
                                        TRANSLATION  ---------------------
                                        ADJUSTMENTS CURRENT   NOT CURRENT
         ------------------------------------------------------------------
         YEAR ENDED DECEMBER 31, 1993

            P. Steen<1>                     $ (1)        -          -
            G. Leathley<2>                    (4)        -          -
            D. Peat<2>                                   -          -

         YEAR ENDED DECEMBER 31, 1992

            P. Steen<1>                    $(161)      $11     $1,496
            G. Leathley<2>                   (11)       16         94
            D. Peat<2>                        (3)        6          -

         YEAR ENDED DECEMBER 31, 1991

            P. Steen<1>                       $7       $11     $1,908
            G. Leathley<2>                     1        17        121
            D. Peat<2>                                   4         78
            A. Winters<3>                                -          -
            R. Hinkel<3>                                17         76
            D. Fagin<4>                                  -        123
            P. Carroll<5>                      6         -      1,671
            N. Goodman<5>                      8         -      1,926
            T. Hoare<5>                        3         -        776
            A. Walsh<5,6>                      1         3         79


                       HOMESTAKE MINING COMPANY AND SUBSIDIARIES

               SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
          UNDERWRITERS, PROMOTERS, AND EMPLOYEES (OTHER THAN RELATED PARTIES)
                  FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

         <1>   Prior to the Company's acquisition of control of Corona, Corona loaned C$330 thousand (US$284 thousand) to Peter Steen for the purpose of purchasing a house in connection with his relocation. The loan was non-interest bearing and was secured by a mortgage on his residence. The maximum principal amount outstanding during 1993 was C$41 thousand (US$32 thousand), and the loan was repaid in full in 1993. Also prior to the Company's acquisition of control of Corona, Corona loaned Mr. Steen C$1,865 thousand (US$1,604 thousand) for use in purchasing Corona common shares, which amount accrued interest in the total amount of C$29 thousand (US$25 thousand) until January 1, 1991, after which it was non-interest bearing. The loan was secured by a pledge of shares of Corona. (Following the Company's acquisition of Corona, the Homestake shares replaced the Corona shares pledged as security.) The loan was repaid in full in 1993.

         <2>   Prior to the Company's acquisition of control of Corona, Corona made employee relocation loans to Gillyeard J. Leathley (now a Vice President of the Company) and David W. Peat (now Controller of the Company) in the amounts of C$200 thousand (US$172 thousand) and C$100 thousand (US$86 thousand), respectively, for the purpose of purchasing a home. The loans were non-interest bearing and were secured by mortgages on their homes. The loan to Mr. Peat was repaid in full in 1992 and the loan to Mr. Leathley was repaid in full in 1993. Also, in 1992 the Company made an employee relocation loan to Mr. Peat for the purpose of purchasing a house. The loan was secured by a mortgage on his residence. The majority of the loan was repaid in 1992 and the balance was repaid in early 1993.

         <3>   Represents  notes receivable,  including  accrued interest,  in connection with the exercise of options to purchase Homestake common stock. Such notes are secured by a pledge of the shares of common stock purchased and bear interest at the rate from time to time specified by the IRS as necessary to avoid imputation of interest income. Interest and 10% of original principal balance are due annually on each of the first four anniversary dates of the notes with a final payment of the balance on the fifth anniversary date.

         <4>   Represents promissory note dated  5/2/91 from former officer of the Company (officer through June 30, 1991). Interest at 7.69% is payable quarterly and certain principal payments are due ten business days following the exercise of stock options and as otherwise described in the note.

         <5>   Represents primarily notes receivable from former directors and officers of Corona for loans made for the purchase of shares of Corona. The loans are secured by a pledge of shares of Corona. (Following the Company's acquisition of Corona, the Homestake shares have replaced the Corona shares pledged as security.) The loans have been non-interest bearing since January 1, 1991 and are required to be repaid the later of 1995 or when the pledged securities are equal in value to the loans.

         <6>   Includes employee  relocation loan  made by  Corona in  1990 to former officer of Corona. The loan is secured by a mortgage on the borrower's residences, is non-interest bearing and is repayable semi-monthly over 25 years.

         <7>   Balance  at  the  beginning   of  each  year  excludes  amounts
               receivable from those persons who no longer are related parties.


                      HOMESTAKE MINING COMPANY AND SUBSIDIARIES

                       SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                  FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                     (In Thousands)

         --------------------------------------------------------------------
                    COLUMN A                 COLUMN B     COLUMN C   COLUMN D
                                                                     RETIRE-
                                             BEGINNING    ADDITIONS  MENTS OR
                   DESCRIPTION               OF YEAR      AT COST    SALES
         --------------------------------------------------------------------
         YEAR ENDED DECEMBER 31, 1993
             Mining properties and mine
               development costs           $  670,899     $27,317   $ (9,886)
             Plant and equipment              842,858      14,521    (15,034)
             Land and royalty interests         4,028                    (73)
             Construction and mine
               development in progress         14,055      15,987
                                           ----------    --------    --------
                                           $1,531,840     $57,825   $(24,993)
                                           ==========    ========    ========

         YEAR ENDED DECEMBER 31, 1992
             Mining properties and mine
               development costs           $  537,387    $ 19,602   $(28,606)
             Plant and equipment              765,993      21,183    (21,066)
             Land and royalty interests         3,934         249
             Construction and mine
               development in progress        105,702      22,419
                                           ----------    --------   ---------
                                           $1,413,016    $ 63,453   $(49,672)
                                           ==========    ========   =========

         YEAR ENDED DECEMBER 31, 1991
             Mining properties and mine
               development costs           $  566,941    $ 24,210   $(27,073)
             Plant and equipment              710,180      24,668    (12,777)
             Land and royalty interests         7,885          46       (178)
             Construction and mine
               development in progress         53,845     117,534
                                           ----------    --------    --------
                                           $1,338,851    $166,458   $(40,028)
                                           ==========    ========    ========

         --------------------------------------------------------
                      COLUMN A               COLUMN E    COLUMN F
                                             OTHER
                                             CHANGES
                                             ADD         END OF
                    DESCRIPTION              (DEDUCT)<1> YEAR
         --------------------------------------------------------
         YEAR ENDED DECEMBER 31, 1993
             Mining properties and mine
               development costs            $  6,555   $  694,885
             Plant and equipment              (5,398)     836,947
             Land and royalty interests                     3,955
             Construction and mine
               development in progress       (25,611)       4,431
                                            ---------  ----------
                                            $(24,454)  $1,540,218
                                            =========  ==========

         YEAR ENDED DECEMBER 31, 1992
             Mining properties and mine
               development costs            $142,516<2>$  670,899
             Plant and equipment              76,748<2>   842,858
             Land and royalty interests         (155)       4,028
             Construction and mine
               development in progress      (114,066)      14,055
                                            --------   ----------
                                            $105,043   $1,531,840
                                            ========   ==========
         YEAR ENDED DECEMBER 31, 1991
             Mining properties and mine
               development costs            $(26,691)<3>$ 537,387
             Plant and equipment              43,922 <3>  765,993
             Land and royalty interests       (3,819)       3,934
             Construction and mine
               development in progress       (65,677)     105,702
                                            --------   ----------
                                            $(52,265)  $1,413,016
                                            ========   ==========

         (1)   Primarily reclassifications  to other accounts,  and the effect
               of  exchange   rate  changes   on  property  held   by  foreign
               subsidiaries, except as noted.

         (2) Includes additions totaling $194.8 million for the consolidation of Prime and Stikine and deductions totaling $43.8 million for write-downs of mining property, plant and equipment.

         (3) Includes deductions totaling $56.9 million for write-downs of mining and exploration property, plant and equipment.


                       HOMESTAKE MINING COMPANY AND SUBSIDIARIES

           SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                            OF PROPERTY, PLANT AND EQUIPMENT
                  FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                     (In Thousands)

         --------------------------------------------------------------------
                 COLUMN A                   COLUMN B     COLUMN C   COLUMN D
                                                         ADDITIONS
                                                         CHARGED TO RETIRE-
                                            BEGINNING    COSTS AND  MENTS OR
               DESCRIPTION                  OF YEAR      EXPENSES   SALES
         --------------------------------------------------------------------
         YEAR ENDED DECEMBER 31, 1993
             Mining properties and mine
               development costs             $255,383   $ 40,022   $(10,300)
             Plant and equipment              364,869     63,355    (12,653)
                                            ---------   --------  ----------
                                             $620,252   $103,377   $(22,953)
                                            =========   ========  ==========
         YEAR ENDED DECEMBER 31, 1992
             Mining properties and mine
               development costs             $239,302   $ 49,738   $(27,732)
             Plant and equipment              328,805     67,745    (20,389)
                                            ---------   --------  ----------
                                             $568,107   $117,483   $(48,121)
                                            =========   ========  ==========
         YEAR ENDED DECEMBER 31, 1991
             Mining properties and mine
               development costs             $205,966   $ 54,718   $(21,395)
             Plant and equipment              275,657     62,275    (10,130)
                                            ---------   --------  ----------
                                             $481,623   $116,993   $(31,525)
                                            =========   ========  ==========


        ---------------------------------------------------------
                  COLUMN A                   COLUMN E     COLUMN F
                                             OTHER
                                             CHANGES
                                             ADD          END OF
               DESCRIPTION                   (DEDUCT)<1>  YEAR
         ---------------------------------------------------------
         YEAR ENDED DECEMBER 31, 1993
             Mining properties and mine
               development costs            $ 10,207 <2>$295,312
             Plant and equipment                (893)    414,678
                                            --------    --------
                                            $  9,314    $709,990
                                            ========    ========
         YEAR ENDED DECEMBER 31, 1992
             Mining properties and mine
               development costs            $ (5,925)   $255,383
             Plant and equipment             (11,292)    364,869
                                            --------    --------
                                            $(17,217)   $620,252
                                            ========    ========

         YEAR ENDED DECEMBER 31, 1991
             Mining properties and mine
               development costs            $     13    $239,302
             Plant and equipment               1,003     328,805
                                            --------    --------
                                            $  1,016    $568,107
                                            ========    ========

         <1>   Primarily  reclassifications and  the effect  of exchange  rate changes on property held by foreign subsidiaries, except as noted.

         <2>   Includes additional costs of $16.0 million for the write-down of the oil and gas property at Main Pass 299.

               See significant accounting policies (page 33) in the 1993 Annual Report to Shareholders for methods used in computing depreciation, depletion and amortization.

                       HOMESTAKE MINING COMPANY AND SUBSIDIARIES

                          SCHEDULE IX - SHORT-TERM BORROWINGS
                  FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                     (In Thousands)

         --------------------------------------------------------------------
                COLUMN A          COLUMN B       COLUMN C       COLUMN D

                                                                MAXIMUM
                                                                AMOUNT
                                                 WEIGHTED AVG   OUTSTANDING
                                  BALANCE AT     INTEREST RATE  DURING THE
               DESCRIPTION        END OF YEAR    END OF YEAR    PERIOD
         --------------------------------------------------------------------
         YEAR ENDED DECEMBER 31, 1993:

         Not applicable


         YEAR ENDED DECEMBER 31, 1992:

         Bank borrowings:
           - non-revolving
             term loan            None           Not applicable $50,000


         YEAR ENDED DECEMBER 31, 1991:

         Not applicable

         --------------------------------------------------------------------
                 COLUMN A          COLUMN E       COLUMN F

                                  AVG AMOUNT     WEIGHTED AVG
                                  OUTSTANDING    INTEREST RATE
                                  DURING THE     DURING THE
               DESCRIPTION        PERIOD<1>      PERIOD<2>
         --------------------------------------------------------------------
         YEAR ENDED DECEMBER 31, 1993:

         Not applicable


         YEAR ENDED DECEMBER 31, 1992:

         Bank borrowings:
           - non-revolving
             term loan            $29,167           4.3%


         YEAR ENDED DECEMBER 31, 1991:

         Not applicable

           The Company has  two lines of credit providing a total availability
           of  $155.7  million.   No  funds  have  been  borrowed under  these
           agreements.

           <1>  Computed based on month-end balances divided by twelve.

           <2>  Computed  based on average interest rate  in effect during the period that borrowings were outstanding.

                       HOMESTAKE MINING COMPANY AND SUBSIDIARIES

                SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                 FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 and 1991
                                    (In Thousands)

         ---------------------------------------------------------------------
                      COLUMN A                    COLUMN B

                                                CHARGED TO COSTS
                                                   AND EXPENSES
         _____________________________________________________________________
            ITEM                            1993        1992        1991
         _____________________________________________________________________
         MAINTENANCE AND REPAIRS <1>    $ 71,229     $81,258      $78,136
                                        ========     =======      =======


         TAXES, OTHER THAN PAYROLL AND INCOME TAXES:

             Property                   $  5,752     $ 7,214      $ 9,856
             Severance/Production          4,486       3,310        2,489
             Other                         4,357       6,196        5,653
                                        --------     -------      -------
                                         $14,595     $16,720      $17,998
                                        ========     =======      =======



         ROYALTY EXPENSE                  $7,236      $8,747       $9,850
                                        ========     =======      =======

         <1>   Maintenance  and repairs  include  labor, materials,  and other expenses incurred for those purposes, as well as minor renewals and betterments; major renewals and betterments are added to property, plant and equipment.

                           REPORT OF INDEPENDENT ACCOUNTANTS



         The Shareholders and Board of Directors
         Homestake Mining Company

         We have audited the consolidated financial statements of Homestake Mining Company and subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, which financial statements are included on pages 28 through 47 of the 1993 Annual Report to Shareholders of Homestake Mining Company and incorporated by reference herein. We have also audited the financial statements schedules listed in Item 14(a)(2) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homestake Mining Company and subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. As discussed in Note 16 to such consolidated financial statements, in 1991, the Company changed its method of accounting for post-retirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




         /s/ Coopers & Lybrand
         San Francisco, California
         February 14, 1994

                           EXHIBIT INDEX

                                                             METHOD OF
EXHIBIT                                                        FILING
- -------                                                     ------------
10.8    Amendment No. 1 dated July 1, 1993 to  Joint
        Operating Agreement between Freeport McMoRan
        Resources Partners, IMC Fertilizer, Inc. and
        Homestake Sulphur Company.......................... Filed herewith electronically

10.9    Amendment  No. 2 dated  November 30, 1993 to
        Joint  Operating Agreement  between Freeport
        McMoRan Resources Partners,  IMC Fertilizer,
        Inc. and Homestake Sulphur Company................. Filed herewith electronically

10.27   Consulting  Agreement   dated  March 1, 1993
        between   William   A.  Humphrey   and   the
        Registrant........................................  Filed herewith electronically

11      Computation of Earnings Per Share.................  Filed herewith electronically

13      1993 Annual Report to Shareholders................  Filed herewith electronically

22      Subsidiaries of Registrant........................  Filed herewith electronically

24      Consent  of Coopers &  Lybrand, Independent
        Auditors..........................................  Filed herewith electronically
