Form 10-Q
period 1994-03-31
HOMESTAKE MINING CO /DE/
filed 1994-05-12
CIK 743872

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


                                 FORM 10-Q


(x)  Quarterly  report   pursuant  to  section  13  or  15(d)  of  the
     Securities Exchange Act of 1934.

               For the Quarterly Period Ended March 31, 1994

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the transition period from __________ to __________


                       Commission File Number 1-8736


                          HOMESTAKE MINING COMPANY


                           A Delaware Corporation

                 IRS Employer Identification No. 94-2934609


                           650 California Street
                   San Francisco, California  94108-2788
                         Telephone:  (415) 981-8150



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               Yes        X                No
                    ----------               -----------


The number of shares of common stock outstanding as of April 30, 1994 was 137,736,666.

                 HOMESTAKE MINING COMPANY AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION
- - ------------------------------

Item 1. Financial Statements
- - ----------------------------

A.  Condensed Consolidated Balance Sheets (unaudited)
    ------------------------------------------------
    (In thousands, except per share amounts)

                                               March 31,   December 31,
                                                  1994         1993
                                              ----------    -----------
ASSETS
Current assets:
  Cash and equivalents                        $  112,029    $  134,719
  Short-term investments                          36,685
  Receivables                                     32,084        28,649
  Inventories:
    Finished products                             16,052         9,548
    Ore and in-process                            28,885        22,465
    Supplies                                      28,376        34,526
  Other                                            4,905         8,303
                                              -----------   -----------
    Total current assets                         259,016       238,210
                                              -----------   -----------

Property, plant and equipment - at cost        1,525,693     1,540,218
  Accumulated depreciation, depletion
    and amortization                            (712,875)     (709,990)
                                              -----------   -----------
    Net property, plant and equipment            812,818       830,228
                                              -----------   -----------

Investments and other assets:
  Non-current investments                         19,193        20,632
  Other assets                                    30,880        32,180
                                              -----------   -----------
    Total investments and other assets            50,073        52,812
                                              -----------   -----------
Total Assets                                  $1,121,907    $1,121,250
                                              ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $   26,919    $   33,002
  Accrued liabilities:
    Payroll and other compensation                20,445        19,053
    Reclamation                                   13,949        14,041
    Other                                         21,406        24,653
  Income and other taxes payable                   6,478         9,816
  Current portion of long-term debt                              3,785
                                              -----------   -----------
    Total current liabilities                     89,197       104,350
                                              -----------   -----------
Long-term liabilities:
  Long-term debt                                 185,000       189,191
  Other long-term obligations                     93,910        93,674
                                              -----------   -----------
    Total long-term liabilities                  278,910       282,865
                                              -----------   -----------

Deferred income and mining taxes                 159,965       164,030
Minority interest in consolidated
  subsidiaries                                    55,992        54,761

Shareholders' equity:
  Capital stock, $1 par value per share:
    Preferred - 10,000 shares authorized;
       no shares outstanding
    Common - 250,000 shares authorized;
       shares outstanding:
    1994 - 137,727; 1993 - 137,494               137,727       137,494
  Other shareholders' equity                     400,116       377,750
                                              -----------   -----------
    Total shareholders' equity                   537,843       515,244
                                              -----------   -----------
Total Liabilities and Shareholders' Equity    $1,121,907    $1,121,250
                                              ===========   ===========


See notes to condensed consolidated financial statements.

                HOMESTAKE MINING COMPANY AND SUBSIDIARIES


B.  Condensed Statements of Consolidated Income (unaudited)
    ------------------------------------------------------
    (In thousands, except per share amounts)


                                          Three Months ended March 31,
                                             1994               1993
                                          ---------          ---------

Revenues:
    Product sales                         $165,943           $163,337
    Interest and dividends                   1,765                746
    Equity earnings                            328               (827)
    Other income                             4,366              6,737
                                          ---------          ---------
                                           172,402            169,993
                                          ---------          ---------
Costs and Expenses:
    Production costs                       103,187            115,927
    Depreciation, depletion
       and amortization                     20,107             25,032
    Administrative and general
       expense                               8,194              9,165
    Exploration expense                      3,064              4,291
    Interest expense                         2,993              1,793
    Other expenses                             222              2,615
                                          ---------          ---------
                                           137,767            158,823
                                          ---------          ---------
Income Before Taxes and
    Minority Interest                       34,635             11,170
Income and Mining Taxes                     (8,694)            (6,187)
Minority Interest                           (1,727)               578
                                          ---------          ---------
Net Income                                $ 24,214           $  5,561
                                          =========          =========

Net Income Per Share                      $   0.18           $   0.04
                                          =========          =========
Average Shares Used
    in the Computation                     137,675            136,779
                                          =========          =========
Dividends Per Common Share                $  0.025           $  0.025
                                          =========          =========



See notes to condensed consolidated financial statements.

                 HOMESTAKE MINING COMPANY AND SUBSIDIARIES

C.   Condensed Statements of Consolidated Cash Flows (unaudited)
     ----------------------------------------------------------
     (In thousands)


                                          Three Months Ended March 31,
                                             1994               1993
                                          ---------          ---------
Cash Flows from Operations:
   Net income                             $ 24,214            $ 5,561
   Reconciliation to net cash
     provided by operations:
     Depreciation, depletion and
        amortization                        20,107             25,032
     Deferred taxes, minority interest
        and other                            8,068              5,398
     Gain on disposal of assets             (1,743)            (4,191)
     Effect of changes in operating
        working capital items              (18,048)             8,913
                                          ---------          ---------
   Net cash provided by operations          32,598             40,713
                                          ---------          ---------
Investment Activities:
   Decrease (increase) in short-term
     investments                           (36,685)             1,754
   Additions to property, plant and
     equipment                             (15,173)           (13,173)
   Proceeds from sales of assets             3,997              4,313
                                          ---------          ---------
   Net cash used in investment activities  (47,861)            (7,106)
                                          ---------          ---------
Financing Activities:
   Debt repayments                          (8,352)           (14,352)
   Dividends paid - Homestake common
     shares                                 (3,442)            (3,419)
   Dividends paid - preferred shares                             (387)
   Common shares issued                      4,367                151
                                          ---------          ---------
   Net cash used in financing activities    (7,427)           (18,007)
                                          ---------          ---------

Net increase (decrease) in cash and
   equivalents                             (22,690)            15,600

Cash and equivalents, January 1            134,719             54,208
                                          ---------          ---------

Cash and equivalents, March 31            $112,029            $69,808
                                          =========          =========


See notes to condensed consolidated financial statements.

                 HOMESTAKE MINING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)
- - ----------------------------------------------------------------

1. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

     The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods. Except as described in Note 2, such adjustments consist of items of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results for the full year.

2. Effective January 1, 1993 the Company adopted SFAS No. 109, "Accounting for Income Taxes." This standard, which changed the criteria for recognition and measurement of deferred tax assets and certain other requirements of SFAS 96, was adopted on a prospective basis. The effect on net income was not material and did not result in the recording of a cumulative effect for adopting this accounting principle.

3. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which established trading ranges within which the United States dollar will be exchanged for foreign currencies by setting minimum and maximum exchange rates. Option contracts outstanding as of March 31, 1994 were as follows:

               Amount Covered   Exchange Rates To U.S.$  Expiration
     Currency  (U.S. Dollars)   Minimum     Maximum        Date
     -------------------------------------------------------------
     Canadian    $ 97,300,000   .69         .79         1994-1997
     Australian    59,800,000   .61         .70         1994-1995
                 ------------
                 $157,100,000

4. In the first quarter of 1994, Prime Resources Group Inc. (Prime) entered into a transaction under which Prime issued five million warrants which are convertible into five million common shares of Prime pending receipt of regulatory approvals. The transaction is expected to be completed in June or July and will result in net proceeds of approximately $32.2 million which will be used to fund a portion of the construction and development costs for the Eskay Creek project. When completed, this transaction will reduce the Company's interest in Prime from 54.2% to 50.6%.

5. On May 5, 1994, the Company sold its interest in the Dee mine to Rayrock Mines, Inc. for $16.5 million. Rayrock assumed responsibility for and indemnified Homestake against all related environmental and reclamation matters. This sale will result in a second quarter pretax gain of approximately $15.8 million.

6. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) imposes heavy liabilities on persons who discharge hazardous substances. The Environmental Protection Agency (EPA) publishes a National Priorities List (NPL) of known or threatened releases of such substances.

     An 18-mile stretch of Whitewood Creek in the Black Hills of South Dakota is a site on the NPL. EPA asserts that discharges of tailings by mining companies, including the Company, for more than 100 years have contaminated soil and water. In 1990, the Company signed a consent decree with the EPA that requires the Company to perform remedial work on the site and long-term monitoring. The onsite remedial work has been completed. The Company estimates that EPA oversight and monitoring costs through 1995 will be approximately $2 million.

                 HOMESTAKE MINING COMPANY AND SUBSIDIARIES


     The tailings facility at the Company's discontinued uranium mill near Grants, New Mexico, is a site on the NPL. The EPA asserted that leakage from the tailings has contaminated a shallow aquifer that serves nearby residential subdivisions. The Company paid the costs for installing a municipal water supply and continues to operate an injection and collection system that has significantly improved the quality of the aquifer to levels that comply with state groundwater standards. The Company has commenced to dismantle the mill facilities and close the tailings impoundments.

     Title X of the Energy Policy Act of 1992 (the Act) authorized appropriations of $310 million to cover the Federal Government's share of certain costs of reclamation, decommissioning and remedial action for byproduct material (primarily tailings) generated by certain licensees as an incident of uranium sales to the Federal Government. Reimbursement is subject to compliance with regulations now being finalized by the Department of Energy (DOE) for issuance in 1994. The DOE has acknowledged that the Company is an eligible participant pursuant to the Act and that the Company may submit requests for reimbursement under the Act for 51% of the past and future costs of reclaiming the Grants site in accordance with EPA requirements. The Company estimates the total costs to reclaim the Grants facility, including costs incurred to date by the Company will be $59.2 million. The DOE's share of these estimated costs will amount to $30.2 million. Congress has appropriated $41 million dollars for disbursement in 1994 to eligible licensees. As the first installment, the Company intends to submit in 1994 an initial claim of approximately $13.2 million for the DOE's share of past costs incurred through December 31, 1993.

     In 1983, the state of New Mexico made a claim against the Company for unspecified natural resource damages resulting from the Grants tailings. The state of South Dakota made a similar claim in 1983 as to the Whitewood Creek tailings. The Company denies all liability for damages at the two CERCLA sites. The two states have taken no action to enforce the 1983 claims.

     The Company believes that the ultimate resolution of these matters will not have a material adverse impact on its financial condition.

                 HOMESTAKE MINING COMPANY AND SUBSIDIARIES


Item 2 - Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

GOLD PRODUCTION

The following charts detail Homestake's gold production by location and revenue and costs per ounce.

                             PRODUCTION            CASH OPERATING
                                                       COSTS
                             (Ounces in               (Dollars
                              thousands)             per ounce)

             Percentage      Three Months          Three Months
              Ownership     ended March 31,       ended March 31,
Mine             (%)        1994      1993        1994       1993
- - ----          --------    -----------------      ----------------
Homestake         100      103.2     107.9        $255       $256
McLaughlin        100       66.8      77.3         231        185
Round Mountain     25       34.0      19.1         155        262
Santa Fe          100        8.1      13.8         146        231
Marigold           33        7.1       7.9         241        221
Pinson             26        3.2       3.1         300        302
Dee                44        2.0       2.9         407        507
Mineral Hill       50          -       6.3           -        235
                          ------    ------
     Total United States   224.4     238.3

Williams           50       61.7      67.0         199        195
David Bell         50       23.1      28.9         175        135
Quarter Claim      25        1.9       5.7         179         99
Nickel Plate      100       24.0      18.3         278        296
Snip               40       12.7      15.7         158        119
Golden Bear       100          -      15.0           -        263
                          ------    ------
     Total Canada          123.4     150.6

Kalgoorlie,
   Australia       50       89.8      70.3         265        255

El Hueso, Chile   100       14.6      21.3         339        245
Torres, Mexico     30        2.2       3.2         336        392
                          ------    ------

TOTAL PRODUCTION           454.4     483.7         234        226
Minority Interest          (22.4)    (20.1)
                          ------    ------
HOMESTAKE'S SHARE          432.0     463.6
                          ======    ======

                                     Three Months Ended
                                           March 31,
Per Ounce of Gold                     1994          1993
- - -----------------                    -----         -----
Revenue                               $385          $331
Cash Operating Costs                   234           226
Non-Cash Costs (1)                      47            51

(1) Includes depreciation, depletion, amortization and reclamation  costs.

                 HOMESTAKE MINING COMPANY AND SUBSIDIARIES

- - ------------------------------------------------

RESULTS OF OPERATIONS
(Unless specifically stated otherwise, all comments, production statistics, etc. relate to amounts included in the consolidated financial statements including the Company's interests in mining partnerships accounted for using the equity method, without reduction for minority interest.)

Net income in the first quarter of 1994 was $24.2 million or $0.18 per share compared to $5.6 million or $0.04 per share in the first quarter of 1993. The improvement in the Company's financial performance was primarily due to an increase in the average realized gold price along with reductions in administrative, exploration and other costs.

Revenue from product sales increased by $2.6 million over the prior year's first quarter to $165.9 million. This increase included a $2.7 million year-to-year increase in revenues from the Main Pass 299 sulphur project and a slight $0.1 million decrease in revenues from gold sales. Revenues from gold sales of $161.0 million compare to revenues of $161.1 million in the prior year's first quarter reflecting a $54 per ounce increase in the average realized price which offset a 15% decline in ounces sold. During the 1994 first quarter 433,200 ounces of gold were sold compared to 508,400 ounces in the 1993 quarter. In addition to the absence of production from two mines sold during 1993, the lower sales volumes reflect a 21,000 ounce increase in inventory during the first quarter of 1994 compared to a reduction of 25,000 ounces in inventory during the first quarter of the prior year.

The Company's gold production decreased by 6% to 454,400 ounces during the first quarter of 1994 from 483,700 ounces in the prior year. The lower production is primarily due to the 1993 sales of the Golden Bear and Mineral Hill mines, which produced 21,300 ounces in the first quarter of 1993.

Excluding the effect of the 1993 sale of the Mineral Hill mine in Montana, overall domestic production declined slightly. Production from the underground operations at the Homestake mine in South Dakota increased due to improved recoveries and ore grade. However, this increase did not fully offset a reduction in tonnage from the mine's open pit (Open Cut) due to development work. Total production at the mine declined by 4% to 103,200 ounces. Development work at the Open Cut should be completed by May at which time production volumes should return to forecast levels. As expected, production at the McLaughlin mine in California decreased by 14% to 66,800 ounces due to a decline in ore grades and recovery rates. This resulted in an increase in McLaughlin mine cash cost per ounce to $231 in the first quarter of 1994 from $185 in 1993. Gold production at the Round Mountain mine in Nevada increased by 78% to 34,000 ounces in 1994. The significant increase was due to a process improvement strategy of optimizing the distribution of ore between the reusable and the dedicated pads and extending the reusable pad leach cycles. As a result, recoveries on the reusable pad improved from 60% in 1993 to 83% in 1994 and cash cost per ounce declined from $262 to $155.

Excluding the  effect  of the  sale  of the  Golden  Bear mine  in  British
Columbia, overall foreign production also declined slightly. Anticipated lower grade ore at the Williams and David Bell mines resulted in a decrease in the combined production from the Hemlo mining camp to 84,800 ounces in 1994 compared to 95,900 ounces in 1993. Production at the Nickel Plate mine increased in 1994 due to the completion of the pit expansion waste stripping program which commenced in 1993. Production at the Kalgoorlie operations in Australia increased by 28% to 89,800 ounces in the first quarter of 1994 compared to 70,300 ounces in 1993 due to an increase in tons mined, higher grades and improved recoveries. Although production increased significantly at the Kalgoorlie operations, cash cost per ounce increased to $265 per ounce in 1994 compared to $255 in 1993 primarily as a result of the strengthening Australian dollar.

Although sulphur prices remain weak, an increase in sulphur production to 6,000 tons per day at the Main Pass 299 sulphur project resulted in a decrease in the operating losses in 1994 to $1.1 million compared to $2.7 million in 1993.

                 HOMESTAKE MINING COMPANY AND SUBSIDIARIES

- - ------------------------------------------------

Administrative and general expenses declined to $8.2 million for the first quarter of 1994 compared to $9.2 million in 1993 due to continued cost restraints and the impact from the 1992 and 1993 restructuring programs. Exploration expense declined to $3.1 million in 1994 primarily due to the cessation of the North Homestake Project in South Dakota. Drilling results failed to define sufficient mineralization to warrant continued spending on the project.

Other expenses of $0.2 million in the first quarter of 1994 declined by $2.4 million from the 1993 first quarter. Other expenses for the the first quarter of 1993 included $1.5 million of pre-feasibility costs related to Eskay Creek.

Approximately one-half of Homestake's gold sales are generated outside the United States, principally in Canada and Australia. The value of those countries' currencies can fluctuate significantly compared with the U.S. dollar. During the first quarter of 1993, the Company implemented a program to establish exchange rate ranges within which U.S. dollar receipts from the sale of gold may be converted into the currencies of these countries. Under existing SEC pronouncements, contracts entered into under this program do not qualify for hedge accounting and must be marked to market. At March 31, 1994 the Company had a net unrealized gain of $0.2 million on open contracts.

Other income for the first quarter of 1994 includes net gains of $0.4 million related to contracts entered into under the foreign currency protection program, $1.8 million of insurance proceeds and a $1.3 million gain on the sale of HGAL's Fortnum property. Other income for the 1993 first quarter included net gains of $1.2 million associated with the foreign currency protection program and a $4 million gain on the sale of a mineral property in Canada.

On May 5, 1994, the Company sold its interest in the Dee mine to Rayrock Mines, Inc. for $16.5 million. Rayrock assumed responsibility for and indemnified Homestake against all related environmental and reclamation matters. This sale will result in a second quarter pretax gain of approximately $15.8 million.

During  the first  quarter of  1994,   Prime  received  a mine  development
certificate from the British Columbia government for the Eskay Creek project and mine development has commenced.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totalled $32.6 million in the first quarter of 1994 compared to $40.7 million in the same period in 1993. Working capital at the end of the first quarter of 1994 was $169.8 million, including $148.7 million in cash and short-term investments.

Capital additions during the first quarter of 1994 of $15.2 million include $6.8 million at the Homestake mine primarily for Open Cut development and $4.2 million on the Eskay Creek project.

In February 1994, the Company repaid its $8.3 million of Australian finance lease debt. At March 31, 1994, the Company has no required debt payments until the year 2000. Additionally, the Company has a $150 million line of credit which provides for borrowings to be drawn in U.S. dollars, Canadian dollars, gold loans or a combination of these. No amounts have been borrowed under this facility.

In February 1994, Prime entered into an underwriting agreement to issue five million special warrants which are exchangeable for five million common shares of Prime. Net proceeds from this issue of $32.2 million will be used to fund a portion of the Eskay Creek project development costs. The funds will be available after receipt of regulatory approvals which is expected to be in June or July. Following conversion of the warrants, Homestake's interest in Prime will be 50.6%.

The Company believes that the combination of cash, investments, available lines of credit and future cash flows from operations is expected to be sufficient to meet normal operating requirements.

                HOMESTAKE MINING COMPANY AND SUBSIDIARIES


Part II - OTHER INFORMATION
- - ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a)  Exhibits

     11 - Computation of Earnings Per Share

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1994.

                 HOMESTAKE MINING COMPANY AND SUBSIDIARIES




                                 SIGNATURES
                                -----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 HOMESTAKE MINING COMPANY



Date: May 12, 1994                           By: /s/ Gene G.  Elam
      ------------                               ------------------------
                                                 Gene G. Elam
                                                 Vice President, Finance
                                                 and Chief Financial
                                                 Officer



Date: May 12, 1994                           By: /s/ David W. Peat
      -------------                              -----------------------
                                                 David W. Peat
                                                 Controller and Chief
                                                 Accounting Officer