Form 10-Q
period 1994-06-30
HOMESTAKE MINING CO /DE/
filed 1994-08-11
CIK 743872

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


                                 FORM 10-Q


(x)  Quarterly  report  pursuant  to  section   13  or  15(d)  of  the
     Securities Exchange Act of 1934.

               For the Quarterly Period Ended June 30, 1994

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the transition period from ___________ to __________



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


                 Yes        X                   No
                       -----------                   ----------


The number of shares of common stock outstanding as of July 31, 1994 was 137,737,866.

                HOMESTAKE MINING COMPANY AND SUBSIDIARIES


PART 1 - FINANCIAL INFORMATION
- - ------------------------------

Item 1. Financial Statements
- - ----------------------------

A. Condensed Consolidated Balance Sheets (unaudited)
   ------------------------------------------------
   (In thousands, except per share amounts)

                                           June 30,      December 31,
                                             1994            1993
                                         -----------    -------------
ASSETS
Current assets:
   Cash and equivalents                   $  142,301      $  134,719
   Short-term investments                     57,405
   Trade receivables                          22,410           4,059
   Income tax, interest and other
     receivables                              31,374          24,590
   Inventories:
     Finished products                        16,670           9,548
     Ore and in-process                       30,717          22,465
     Supplies                                 28,430          34,526
   Other                                       5,654           8,303
                                          -----------     -----------
     Total current assets                    334,961         238,210
                                          -----------     -----------

Property, plant and equipment - at cost    1,540,517       1,540,218
   Accumulated depreciation, depletion
     and amortization                       (735,921)       (709,990)
                                          -----------     -----------
     Net property, plant and equipment       804,596         830,228

Investments and other assets:
   Non-current investments                    18,319          20,632
   Other assets                               38,991          32,180
                                          -----------     -----------
     Total investments and other assets       57,310          52,812
                                          -----------     -----------
Total Assets                              $1,196,867      $1,121,250
                                          ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                       $   29,712      $   33,002
   Accrued liabilities:
     Payroll and other compensation           21,521          19,053
     Reclamation                              16,363          14,041
     Other                                    15,882          24,653
   Income and other taxes payable              9,554           9,816
   Current portion of long-term debt                           3,785
                                          -----------     -----------
     Total current liabilities                93,032         104,350
                                          -----------     -----------

Long-term liabilities:
   Long-term debt                            185,000         189,191
   Other long-term obligations               111,312          93,674
                                          -----------     -----------
     Total long-term liabilities             296,312         282,865
                                          -----------     -----------

Deferred income and mining taxes             159,805         164,030
Minority interest in consolidated
   subsidiaries                               78,288          54,761

Shareholders' equity:
   Capital stock, $1 par value per share:
     Preferred - 10,000 shares authorized;
       no shares outstanding
     Common - 250,000 shares authorized;
       shares outstanding:
       1994 - 137,738; 1993 - 137,494        137,738         137,494
   Other shareholders' equity                431,692         377,750
                                          -----------     -----------
     Total shareholders' equity              569,430         515,244
                                          -----------     -----------
Total Liabilities and Shareholders'
   Equity                                 $1,196,867      $1,121,250
                                          ===========     ===========


See notes to condensed consolidated financial statements.

                 HOMESTAKE MINING COMPANY AND SUBSIDIARIES


B. Condensed Statements of Consolidated Income (unaudited)
   ------------------------------------------------------
   (In thousands, except per share amounts)

                             Three Months Ended      Six Months Ended
                                   June 30,              June 30,
                                1994     1993        1994        1993
                             --------- ---------   ---------  ----------
Revenues:
 Product sales               $168,013  $184,303    $333,956    $347,640
 Interest and dividends         2,185     1,437       3,950       2,183
 Equity earnings                1,172       329       1,500        (498)
 Gain on issuance of
   stock by subsidiary         11,224                11,224
 Other income                  19,485     1,022      23,851       7,759
                             --------- ---------   ---------  ----------
                              202,079   187,091     374,481     357,084
                             --------- ---------   ---------  ----------
Costs and Expenses:
 Production costs             112,876   117,945     216,063     233,872
 Depreciation, depletion
   and amortization            21,087    27,785      41,194      52,817
 Administrative and general
   expense                     10,646    11,657      18,840      20,822
 Exploration expense            4,937     3,857       8,001       8,148
 Interest expense               2,534     1,621       5,527       3,414
 Other expense                  5,542     2,792       5,764       5,407
                             --------- ---------   ---------  ----------
                              157,622   165,657     295,389     324,480
                             --------- ---------   ---------  ----------
Income Before Taxes and
 Minority Interest             44,457    21,434      79,092      32,604
Income and Mining Taxes        (9,584)   (9,182)    (18,278)    (15,369)
Minority Interest              (1,918)     (958)     (3,645)       (380)
                             --------- ---------   ---------  ----------
Net Income                   $ 32,955  $ 11,294    $ 57,169   $  16,855
                             ========= =========   =========  ==========

Net Income Per Share         $   0.24  $   0.08    $   0.42   $    0.12
                             ========= =========   =========  ==========

Average Shares Used in the
 Computation                  137,735   136,906     137,705     136,842
                             ========= =========   =========  ==========

Dividends Per Common Share   $   0.05  $  0.025    $  0.075   $    0.05
                             ========= =========   =========  ==========







See notes to condensed consolidated financial statements.

                 HOMESTAKE MINING COMPANY AND SUBSIDIARIES


C.  Condensed Statements of Consolidated Cash Flows (unaudited)
    ----------------------------------------------------------
    (In thousands)

                                           Six Months Ended June 30,
                                              1994            1993
                                           ---------       ---------
Cash Flows from Operations:
 Net income                                $ 57,169        $ 16,855
 Reconciliation to net cash provided
    by operations:
    Depreciation, depletion and
       amortization                          41,194          52,817
    Deferred taxes, minority interest
       and other                             25,735          13,131
    Gain on disposals of assets             (18,020)         (4,594)
    Gain on issuance of stock
       by subsidiary                        (11,224)
    Effect of changes in operating
       working capital items                (35,784)          2,809
                                           ---------       ---------
 Net cash provided by operations             59,070          81,018
                                           ---------       ---------

Investment Activities:
 Decrease (increase) in short-term
    investments                             (57,405)          9,988
 Additions to property, plant and
    equipment                               (33,430)        (29,016)
 Proceeds from sales of assets               21,611           4,968
 Other                                                        1,033
                                           ---------       ---------
 Net cash used in investment activities     (69,224)        (13,027)
                                           ---------       ---------

Financing Activities:
 Proceeds from debt                                         146,150
 Debt repayments                             (8,352)       (183,355)
 Dividends paid - common shares             (10,329)         (6,844)
                - preferred shares                             (769)
 Common shares issued                         4,547           3,521
 Stock issued by subsidiary                  31,870
 Other                                                            6
                                           ---------       ---------
 Net cash provided by (used in)
    financing activities                     17,736         (41,291)
                                           ---------       ---------

Net increase in cash and equivalents          7,582          26,700

Cash and equivalents, January 1             134,719          54,208
                                           ---------       ---------

Cash and equivalents, June 30              $142,301        $ 80,908
                                           =========       =========






See notes to condensed consolidated financial statements.

                               HOMESTAKE MINING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)
- - ---------------------------------------------------------------

1. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

     The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods. Except as described in Notes 2 through 4, such adjustments consist of items of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results for the full year.

2. In May 1994, the Company sold its interest in the Dee mine to Rayrock Mines, Inc. (Rayrock) for $16.5 million. Rayrock assumed responsibility for and indemnified Homestake against all related environmental and reclamation matters. This sale resulted in a second quarter pretax gain of $15.7 million.

3. In June 1994, Prime Resources Group Inc. (Prime) completed a transaction whereby Prime issued five million common shares at approximately $6.70 per share to the public. Net proceeds of approximately $31.9 million will be used to fund a portion of the construction and development costs for the Eskay Creek project. This transaction resulted in a reduction of the Company's interest in Prime from 54.2% to 50.6%. The Company recorded a gain of $11.2 million on the transaction in recognition of the net increase in value of the Company's investment in Prime. Deferred income taxes were not provided on this gain since the Company's tax basis in Prime substantially exceeds its book carrying value.

4. Other expense for the three and six months ended June 30, 1994 includes a $5 million accrual for additional estimated reclamation costs for non-operating properties.

     Other expense for the three and six months ended June 30, 1993 includes restructuring expenses of approximately $1.9 million related to the reorganization of Homestake Gold of Australia, including the relocation of its principal office.

5. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which establish trading ranges within which the United States dollar will be exchanged for foreign currencies by setting minimum and maximum exchange rates. Option contracts outstanding as of June 30, 1994 were as follows:

                  Amount Covered    Exchange Rates To U.S.$ Expiration
     Currency     (U.S. Dollars)    Minimum     Maximum        Date
     ----------------------------------------------------------------
     Canadian       $131,200,000       .67        .79       1994-1997
     Australian       40,300,000       .61        .70       1994-1995
                   -------------
                    $171,500,000

6. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) imposes heavy liabilities on persons who discharge hazardous substances. The Environmental Protection Agency (EPA) publishes a National Priorities List (NPL) of known or threatened releases of such substances.

     An 18-mile stretch of Whitewood Creek in the Black Hills of South Dakota is a site on the NPL. EPA asserts that discharges of tailings by mining companies, including the Company, for more than 100 years have contaminated soil and water. In 1990, the Company signed a consent decree with the EPA that requires the Company to perform remedial work on the site and long-term monitoring. The on-site remedial work has been completed. The Company estimates that EPA oversight and monitoring costs through 1995 will be approximately $2 million.

                               HOMESTAKE MINING COMPANY AND SUBSIDIARIES


     The tailings facility at the Company's discontinued uranium mill near Grants, New Mexico, is also a site on the NPL. The EPA asserted that leakage from the tailings has contaminated a shallow aquifer that serves nearby residential subdivisions. The Company paid the costs for installing a municipal water supply and continues to operate an injection and collection system that has significantly improved the quality of the aquifer to levels that comply with state groundwater standards. The Company has decommissioned and disposed of the mills and has closed the tailings impoundments.

     Title X of the Energy Policy Act of 1992 (the Act) authorized appropriations of $310 million to cover the Federal Government's share of certain costs of reclamation, decommissioning and remedial action for byproduct material (primarily tailings) generated by certain licensees as an incident of uranium sales to the Federal Government. Reimbursement is subject to compliance with regulations issued by the Department of Energy (DOE). The DOE has acknowledged that the Company is an eligible participant pursuant to the Act and that the Company may submit requests for reimbursement under the Act for 51% of the past and future costs of reclaiming the Grants site in accordance with the approved reclamation plan and Nuclear Regulatory Commission license requirements. The Company estimates the total costs to reclaim the Grants facility, including costs incurred to date by the Company will be $59.2 million. The DOE's share of these estimated costs will amount to approximately $30.2 million. Congress has appropriated $41 million for disbursement in 1994 to eligible licensees and has requested $42 million for disbursement in fiscal 1995. The Company has submitted an initial claim of $14.1 million for the DOE's share of past costs incurred through December 31, 1993. This amount has been recorded as a receivable ($5.8 million classified as current and $8.3 million as non-current) in the accompanying balance sheet at June 30, 1994 with a corresponding $14.1 million increase in long-term accrued reclamation.

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

                              HOMESTAKE MINING COMPANY AND SUBSIDIARIES


Item 2 - Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
Results of Operations
- - ---------------------

RESULTS OF OPERATIONS
(Unless specifically stated otherwise, all comments, production statistics, etc. relate to amounts included in the consolidated financial statements including the Company's interests in mining partnerships accounted for using the equity method, without reduction for minority interest.)

Net income in the second quarter of 1994 increased to $33.0 million or $0.24 per share from $11.3 million or $0.08 per share in the second quarter of 1993 and year-to-date net income increased to $57.2 million or $0.42 per share from $16.9 million or $0.12 per share for the first half of 1993. In addition to the positive impact of higher gold prices, the 1994 results include pretax gains of $15.7 million ($12.6 million after tax) from the sale of the Company's interest in the Dee mine and $11.2 million ($11.2 million after tax) on dilution of the Company's interest in Prime Resources Group Inc. (Prime) following Prime's sale of additional shares to the public.

Revenue of $168.0 million from product sales during the second quarter of 1994 compares to revenue of $184.3 million during the prior year's second quarter reflecting a 15% decline in ounces of gold sold partially offset by a $22 per ounce increase in the average price of gold realized. During the 1994 second quarter 440,400 ounces of gold were sold compared to 518,200 ounces in the 1993 second quarter. The lower sales volume is due in part to the absence of production from the Dee mine in Nevada which was sold effective March 31, 1994, the 1993 sales of the Mineral Hill mine in Montana and the Golden Bear mine in British Columbia, and the cessation of mining at the Santa Fe mine in Nevada. After adjusting for the foregoing, production from the Company's operations decreased by 8% during the second quarter of 1994 compared to the second quarter of 1993.

Lower overall domestic production in the second quarter of 1994 is the result of production declines at the Homestake mine in South Dakota and the McLaughlin mine in California, partially offset by an increase in production at the Round Mountain mine in Nevada. Production at the Homestake mine decreased by 20% to 97,400 ounces during the 1994 second quarter due primarily to development work in the mine's open pit (Open Cut) and the caving in of an exhaust raise in the underground operations which limited access to higher grade mining areas. The development work at the Open Cut was completed in May and construction of a new exhaust raise is underway. Production volumes at the mine are expected to return to normal levels by the end of the third quarter. Homestake mine cash costs per ounce were $294 during the second quarter of 1994 compared to $253 in the second quarter of 1993. Production at the McLaughlin mine decreased by 13% to 66,100 ounces due to an expected decline in ore grades and recovery rates. This resulted in an increase in McLaughlin mine cash costs to $235 per ounce during the second quarter of 1994 from $193 per ounce in the second quarter of 1993. Gold production at the Round Mountain mine increased by 7% to 25,300 ounces during the second quarter of 1994. This increase was due to a process improvement strategy of optimizing the distribution of ore between the reusable and the dedicated leach pads and extending the reusable pad leach cycles. As a result, recoveries on the reusable pad improved from 67% in the second quarter of 1993 to 84% in 1994 and cash costs per ounce decreased to $206 from $225.

Excluding the effect of the sale of the Golden Bear mine, overall foreign production declined only slightly during the second quarter of 1994 compared to the second quarter of 1993. Combined production of 89,500 ounces from the Hemlo operations in Canada during the 1994 second quarter is 2% higher than the 1993 second quarter production of 87,400 ounces reflecting the effect of higher grades at the David Bell mine and Quarter Claim partially offset by the effect of expected slightly lower grade at the Williams mine and fewer tons milled at the David Bell mine. Production at the Nickel Plate mine increased by 29% to 22,500 ounces during the second quarter of 1994 from 17,500 ounces during the 1993 second quarter and cash costs decreased from $312 to $289 per ounce. The improvement in operating performance at the Nickel Plate mine is due to higher ore grades resulting from the pit expansion waste stripping program which commenced in 1993.

Homestake Gold of Australia's (HGAL) share of production at the Kalgoorlie operations in Australia decreased by 3% to 86,500 ounces during the second quarter of 1994 from 88,900 ounces in the 1993 second quarter. The decrease in production primarily is due to the payment of 2,900 ounces to HGAL's joint venture partner under the disproportionate sharing arrangement. Cash costs at the Kalgoorlie operations increased to $256 per ounce in the 1994 second quarter compared to $239 in 1993 second quarter primarily as a result of the strengthening Australian dollar. Production at the El Hueso mine in Chile declined to 13,600 ounces during the second quarter of 1994 from 19,700 ounces in the second quarter of 1993 reflecting fewer tons placed under leach at lower grades.

                               HOMESTAKE MINING COMPANY AND SUBSIDIARIES

- - -----------------------------------------------

The Company's overall cash cost per ounce during the second quarter of 1994 was $245 compared to $230 in the second quarter of 1993.

Year-to-date revenue of $334.0 million from product sales during 1994 was lower than revenue of $347.6 million during the first six months of 1993 reflecting a higher average realized gold price offset by lower gold sales volumes. Year to date the Company realized an average price of $383 per ounce compared to $346 during the first half of 1993. The lower gold sales volumes are due to the absence of production from mines sold, cessation of mining activities at the Santa Fe mine, the lower 1994 second quarter production discussed above, and a 13,200 ounce increase in finished gold inventory during 1994 compared to a 39,900 ounce reduction in inventory during the first half of 1993. The Company's overall cash cost per ounce during the first half of 1994 was $240 compared to $228 in the first half of 1993.

Year-to-date revenue from the Main Pass 299 sulphur mine increased to $10.6 million from $6.9 million during the first half of 1993. Operating losses at the sulphur mine were $1.1 million during the second quarter of 1994 compared to losses of $1.8 million in the second quarter of 1993 and year-to-date operating losses were $2.2 million compared to losses of $4.5 million in the first half of 1993. The improved operating performance reflects continuing cost control measures and an increase in sulphur production, which reached 6,000 tons per day during the second quarter of 1994.

Depreciation, depletion and amortization expense of $21.1 million and $41.2 million during the second quarter and first half of 1994 declined from $27.8 million and $52.8 million, respectively, in the comparable periods of 1993. The decrease in depreciation expense reflects the lower 1994 production, reserve expansions at the McLaughlin and Kalgoorlie operations, and the write-down of the oil and gas assets at the Main Pass 299 mine at December 31, 1993.

Administrative and general expenses declined to $18.8 million during the first half of 1994 compared to $20.8 million in 1993 reflecting continued cost restraints and the impact of the 1992 and 1993 restructuring programs. Exploration expense of $8.0 million in the first half of 1994 compares to $8.1 million in the first half of 1993 reflecting an increase in spending during 1994 at the Ruby Hill advanced exploration project near Eureka, Nevada offset by the cessation of the North Homestake Project in South Dakota during the first quarter of 1994.

Other expenses of $5.8 million in the first half of 1994 include $5.0 million of additional reclamation accruals at non-operating properties. Other expenses of $5.4 million in the first half of 1993 include $2.9 million of pre-feasibility costs related to the Eskay Creek project and $1.9 million related to the reorganization of HGAL.

On May 5, 1994, the Company completed the sale of its interest in the Dee mine to Rayrock Mines, Inc. for $16.5 million. Rayrock assumed responsibility for and indemnified Homestake against all related environmental and reclamation matters.

During the second quarter of 1994 Prime exchanged five million special warrants, which were issued on March 9, 1994, for five million common shares of Prime. Net proceeds of $31.9 million from this issue will be used to fund a portion of the Eskay Creek project development costs. As a result of the issuance of shares, Homestake's interest in Prime was reduced to 50.6%.

Approximately one-half of Homestake's gold sales are generated outside the United States, principally in Canada and Australia. The value of these countries' currencies can fluctuate significantly compared with the U.S. dollar. In 1993, the Company implemented a program to establish exchange rate ranges within which a portion of U.S. dollar receipts from the sale of gold may be converted into the currencies of these countries. Under existing SEC pronouncements, contracts entered into under this program do not qualify for hedge accounting and must be marked to market. At June 30, 1994 the Company had a net unrealized gain of $2.4 million on open contracts.

Other income in the first half of 1994 includes the gains on the sale of the Dee mine and dilution of the Company's interest in Prime, net gains of $2.6 million related to contracts entered into under the foreign currency protection program, $1.8 million of insurance proceeds and a $1.3 million gain on the sale of HGAL's Fortnum property. Other income in the 1993 first half includes a net loss of $0.4 million associated with the foreign currency protection program and a $4.0 million gain on the sale of a mineral property in Canada.

                               HOMESTAKE MINING COMPANY AND SUBSIDIARIES

- - -----------------------------------------------

GOLD PRODUCTION

The  following  charts   detail  Homestake's  economic  interest   in  gold
production by location and revenue and costs per ounce.

                                             Production
                                       (Ounces in thousands)
                                Three Months Ended    Three Months Ended
                Percentage            June 30,              June 30,
Mine            Ownership (%)      1994       1993       1994      1993
- - ----            ------------    ------------------     -----------------
Homestake            100           97.4      121.8      200.6     229.7
McLaughlin           100           66.1       76.2      132.9     153.5
Round
   Mountain           25           25.3       23.7       59.3      42.8
Santa Fe             100            5.3       14.4       13.4      28.3
Marigold              33            7.3        8.0       14.3      15.8
Pinson                26            3.0        3.1        6.3       6.2
Dee                   44                       3.6        2.0       6.5
Mineral
   Hill               50                       5.3                 11.6
                                -------    -------    -------   -------
   Total United
     States                       204.4      256.1      428.8     494.4

Williams              50           61.2       63.7      122.9     130.7
David Bell            50           24.3       21.9       47.3      50.8
Quarter Claim         25            4.0        1.8        5.9       7.5
Nickel Plate         100           22.5       17.5       46.5      35.7
Snip (1)              40           12.4       16.1       25.2      31.7
Golden Bear          100                      13.4                 28.5
                                -------    -------    -------   -------
   Total Canada                   124.4      134.4      247.8     284.9

Kalgoorlie,
   Australia          50           86.5       88.9      176.4     159.2

El Hueso,
   Chile             100           13.6       19.7       28.2      41.1
Torres, Mexico        30            3.5        3.9        5.7       7.1
                                -------    -------    -------   -------

Total Production                  432.4      503.0      886.9     986.7
Minority Interest                 (21.9)     (23.8)     (44.3)    (43.8)
                                -------    -------    -------   -------
Homestake's Share                 410.5      479.2      842.6     942.9
                                =======    =======    =======   =======


                               HOMESTAKE MINING COMPANY AND SUBSIDIARIES

- - ------------------------------------------------

                                         Cash Operating Costs
                                          (Dollars per ounce)
                               Three Months Ended    Three Months Ended
                Percentage          June 30,              June 30,
Mine            Ownership (%)   1994         1993     1994         1993
- - ----            -------------  ------------------     -----------------
Homestake           100         $294         $253     $274         $255
McLaughlin          100          235          193      233          189
Round Mountain       25          206          225      177          242
Santa Fe            100          176          278      158          255
Marigold             33          182          219      211          220
Pinson               26          260          275      281          288
Dee                  44                       251      407          366
Mineral Hill         50                       272                   252

Williams             50          186          197      192          196
David Bell           50          166          204      170          165
Quarter Claim        25          119          230      139          130
Nickel Plate        100          289          312      284          304
Snip (1)             40          182          160      170          140
Golden Bear         100                       191                   229

Kalgoorlie           50          256          239      261          246

El Hueso,
   Chile            100          419          282      378          263
Torres,
   Mexico            30          304          207      317          291

Weighted Average                $245         $230     $240         $228




                            Three Months Ended         Six Months Ended
                                 June 30,                  June 30,
Per Ounce of Gold             1994        1993         1994        1993
- - -----------------            -----------------        -----------------
Average Realized Price        $382        $360         $383        $346
Cash Operating Costs           245         230          240         228
Non-Cash Costs (2)              51          51           48          51

(1) Production and cash costs relate to gold contained in concentrates and recovered from dore.
(2)   Includes  depreciation,   depletion,  amortization   and  reclamation
      costs.

                               HOMESTAKE MINING COMPANY AND SUBSIDIARIES

- - -----------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

Cash provided by operations totaled $59.1 million in the first half of 1994 compared to $81.0 million in the 1993 first half. Working capital at June 30, 1994 amounted to $241.9 million, including $199.7 million in cash and short-term investments.

Capital additions of $33.4 million during the first half of 1994 include $13.0 million at the Homestake mine primarily for Open Cut development and $12.5 million at the Eskay Creek project. Approximately $45 million (HGAL's share) of capital expenditures for mill expansions and modifications are currently planned at the Kalgoorlie operations during 1994 and 1995. The modifications are required to replace the capacity of the Oroya mill which will be dismantled in 1995 to allow for an expansion of the Super Pit.

In February 1994, the Company repaid its $8.3 million of Australian finance lease debt. At June 30, 1994, the Company has no required debt payments until the year 2000. Additionally, Homestake has a $150 million line of credit which provides for borrowings to be drawn in U.S. dollars, Canadian dollars, gold loans or a combination of these. No amounts have been borrowed under this facility.

During the second quarter of 1994 the Company increased its quarterly dividend from $0.025 to $0.05 per share. For the six months ended June 30, 1994 the Company paid common stock dividends of $10.3 million compared to $6.8 million in the comparable period of 1993.

The Company believes that the combination of cash, investments, available lines of credit and future cash flows from operations is expected to be more than sufficient to meet normal operating requirements.

                               HOMESTAKE MINING COMPANY AND SUBSIDIARIES



Part II - OTHER INFORMATION
- - ---------------------------

Item 1.  Legal Proceedings
- - --------------------------

On October 13, 1993, Goldstake Explorations (S.D.) Inc. filed an action in the Federal District Court of Colorado against Homestake Mining Company of California (Homestake) and its wholly owned subsidiary, Whitewood Development Corporation (Whitewood). Goldstake Explorations (S.D.) Inc. v. Homestake Mining Company of California et al., No. 93-M-2149. The complaint alleged that Homestake and Whitewood fraudulently induced Goldstake to enter into a joint venture agreement in 1988 between Goldstake and Whitewood with respect to the mining of mine tailings in Whitewood Creek, near the Company's mine in South Dakota. The complaint alleged that Homestake and Whitewood misrepresented their intent to mine the tailings in order to prevent Goldstake from mining the tailings. The complaint also alleged that Whitewood breached the joint venture agreement and duties owed to Goldstake under the joint venture agreement in various respects, that Homestake induced those breaches, and that Homestake and Whitewood engaged in acts of misrepresentation during the conduct of the joint venture's activities. Goldstake claimed unspecified compensatory and punitive damages. The litigation has been stayed and the issues will be arbitrated in South Dakota in November 1994. During the second quarter of 1994 Goldstake amended its claim to allege actual damages of $137.5 million. In the opinion of the Company, the claim is without merit and the Company is vigorously defending.


Item 4.  Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------

At the Annual Meeting of Shareholders held on May 10, 1994, shareholders voted on and approved 1) the election of five Class I Directors to serve until the 1997 Annual Meeting and 2) the appointment of Coopers & Lybrand as independent auditors for 1994. Shareholder votes were as follows:

(1)  The election of five Class I Directors:

                               Votes for           Votes Withheld
                              ------------         --------------
     M. Norman Anderson        107,827,102             652,704
     Robert H. Clark, Jr.      108,386,221              93,585
     Douglas W. Fuerstenau     108,206,063             273,743
     Glen L. Ryland            107,836,863             642,943
     Berne A. Schepman         108,180,530             299,276

     In addition to the Class I Directors, the following directors continued in office: Hadley Case, Harry M. Conger, G. Robert Durham, Henry G. Grundstedt, William A. Humphrey, Robert K. Jaedicke, John Neerhout, Jr., Stuart T. Peeler and Peter Steen. Effective August 9, 1994 Peter Steen tendered his resignation as Director and as President and Chief Operating Officer of the Company.

(2) Approval of the appointment of Coopers & Lybrand as independent auditors:

           Votes for          Votes Against          Abstain
           -----------        -------------          -------
           107,393,823           246,524             839,459

Item 6.
- - -------

(a)  Exhibits                                         Page Number
                                                      -----------
     11 - Computation of Earnings Per Share                14


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1994.

                               HOMESTAKE MINING COMPANY AND SUBSIDIARIES



                                 SIGNATURES
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  HOMESTAKE MINING COMPANY



Date:      August 10, 1994                    By: /s/ Gene G. Elam
           ---------------                        -----------------
                                                  Gene G. Elam
                                                  Vice President, Finance
                                                  and Chief Financial
                                                  Officer



Date:      August 10, 1994                    By: /s/ David W. Peat
           ---------------                        -----------------
                                                  David W. Peat
                                                  Controller and Chief
                                                  Accounting Officer