Form 10-Q
period 1994-09-30
HOMESTAKE MINING CO /DE/
filed 1994-11-10
CIK 743872

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                            FORM 10-Q


(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the Quarterly Period Ended September 30, 1994

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


                 Yes        X                   No
                    ------------                  ----------


The  number of shares of  common stock outstanding  as of October
31, 1994 was 137,779,000.

                      HOMESTAKE MINING COMPANY AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION
- -------------------------------

Item 1. Financial Statements
- -----------------------------

A.   Condensed Consolidated Balance Sheets (unaudited)
 -----------------------------------------------------
     (In thousands, except per share amounts)

                                          September 30,         December 31,
                                                1994                 1993
                                           ------------           -----------
ASSETS
Current assets:
  Cash and equivalents                     $   121,284            $  134,719
  Short-term investments                        80,431
  Trade receivables                             17,337                 4,059
  Income tax, interest and other receivables    49,745                24,590
  Inventories:
     Finished products                          16,434                 9,548
     Ore and in-process                         34,216                22,465
     Supplies                                   28,240                34,526
  Other                                          5,918                 8,303
                                          -------------          ------------
     Total current assets                      353,605               238,210
                                          -------------          ------------

Property, plant and equipment - at cost      1,577,306             1,540,218
  Accumulated depreciation, depletion
     and amortization                         (759,717)             (709,990)
                                           ------------          ------------
     Net property, plant and equipment         817,589               830,228
                                           ------------          ------------
Investments and other assets:
  Noncurrent investments                        18,543                20,632
  Other assets                                  26,767                32,180
                                           ------------          ------------
     Total investments and other assets         45,310                52,812
                                           ------------          ------------
Total Assets                                $1,216,504            $1,121,250
                                           ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $    29,958           $    33,002
  Accrued liabilities:
     Payroll and other compensation             20,298                19,053
     Reclamation                                16,000                14,041
     Other                                      19,415                24,653
  Income and other taxes payable                 7,930                 9,816
  Current portion of long-term debt                                    3,785
                                           ------------          ------------
     Total current liabilities                  93,601               104,350
                                           ------------          ------------
Long-term liabilities:
  Long-term debt                               185,000               189,191
  Other long-term obligations                  109,863                93,674
                                           ------------          ------------
     Total long-term liabilities               294,863               282,865
                                           ------------          ------------

Deferred income and mining taxes               162,310               164,030
Minority interest in consolidated
  subsidiaries                                  81,629                54,761

Shareholders' equity:
  Capital stock, $1 par value per share:
     Preferred - 10,000 shares authorized;
        no shares outstanding
     Common - 250,000 shares authorized;
        shares outstanding:  1994 - 137,762;
        1993 - 137,494                         137,762               137,494
  Other shareholders' equity                   446,339               377,750
                                           ------------          ------------
     Total shareholders' equity                584,101               515,244
                                           ------------          ------------
Total Liabilities and Shareholders'
  Equity                                    $1,216,504            $1,121,250
                                           ============          ============

See notes to condensed consolidated financial statements.

                      HOMESTAKE MINING COMPANY AND SUBSIDIARIES


B.   Condensed Statements of Consolidated Income (unaudited)
     -------------------------------------------------------
     (In thousands, except per share amounts)

                                  Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                                    1994        1993       1994          1993
                                 ---------   ---------  ---------     ---------
Revenues:
  Product sales                  $163,598    $180,597   $497,554      $528,237
  Interest income                   2,723       1,267      6,673         3,450
  Equity earnings                     812         274      2,312          (224)
  Gain on issuance of stock
     by subsidiary                                        11,224
  Other income (expense)             (142)     (1,698)    23,709         6,061
                                 ---------   ---------  ---------     ---------
                                  166,991     180,440    541,472       537,524
                                 ---------   ---------  ---------     ---------
Costs and Expenses:
  Production costs                111,326     110,684    327,389       344,556
  Depreciation, depletion and
     amortization                  19,419      25,828     60,613        78,645
  Administrative and general
     expense                        9,028       9,837     27,868        30,659
  Exploration expense               6,943       4,306     14,944        12,454
  Interest expense                  2,345       2,572      7,872         5,986
  Other expense                       390       6,902      6,154        12,309
                                 ---------   --------- ----------     ---------
                                  149,451     160,129    444,840       484,609
                                 ---------   --------- ----------     ---------
Income Before Taxes and
  Minority Interest                17,540      20,311     96,632        52,915
Income and Mining Taxes            (5,055)      3,825    (23,333)      (11,544)
Minority Interest                  (1,636)     (1,397)    (5,281)       (1,777)
                                 ---------   --------- ----------     ---------
Net Income                       $ 10,849    $ 22,739   $ 68,018      $ 39,594
                                  ========    ========  =========      ========

Net Income Per Share             $   0.08    $   0.16   $   0.49      $   0.28
                                  ========    ========   ========      ========

Average Shares Used in
  the Computation                 137,742     137,191    137,717       136,959
                                  ========    ========   ========      ========

Dividends Per Common Share       $   0.05    $  0.025   $  0.125      $  0.075
                                  ========    ========   ========      ========

See notes to condensed consolidated financial statements.

                 HOMESTAKE MINING COMPANY AND SUBSIDIARIES


C. Condensed Statements of Consolidated Cash Flows (unaudited)
   ------------------------------------------------------------
   (In thousands)

                                              Nine Months Ended September 30,
                                                1994                   1993
                                            ----------             ----------
Cash Flows from Operations:
  Net income                                 $ 68,018               $ 39,594
  Reconciliation to net cash
     provided by operations:
     Depreciation, depletion and
        amortization                           60,613                 78,645
     Deferred taxes, minority interest
        and other                              27,727                 13,213
     Gain on disposals of assets              (19,056)                (4,489)
     Gain on issuance of stock
        by subsidiary                         (11,224)
     Effect of changes in operating
        working capital items                 (30,059)                (5,851)
                                            ---------              ---------
  Net cash provided by operations              96,019                121,112
                                            ---------              ---------
Investment Activities:
  Decrease (increase) in short-term
     investments                              (80,871)                13,091
  Additions to property, plant and
     equipment                                (56,116)               (41,516)
  Proceeds from sales of assets                22,792                  5,565
  Other                                        (6,489)                 1,070
                                           ----------              ---------
  Net cash used in investment activities     (120,684)               (21,790)
                                           ----------              ---------

Financing Activities:
  Proceeds from debt                                                 146,150
  Debt repayments                              (8,352)              (187,303)
  Dividends paid - common shares              (17,216)               (10,274)
                 - preferred shares                                     (885)
  Common shares issued                          4,928                  6,643
  Stock issued by subsidiary                   31,870
  Sale of Homestake stock held
     by subsidiary                                                     6,361
  Redemption of HCI preference shares                                (15,810)
  Other                                                                1,462
                                           -----------             ---------
  Net cash provided by (used in)
     financing activities                      11,230                (53,656)
                                           -----------             ---------

Net increase (decrease) in cash
  and equivalents                             (13,435)                45,666

Cash and equivalents, January 1               134,719                 54,208
                                           ----------              ---------
Cash and equivalents, September 30           $121,284                $99,874
                                           ==========              =========

See notes to condensed consolidated financial statements.

                     HOMESTAKE MINING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)
- ---------------------------------------------------------------

1. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

     The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods. Except as described in Notes 2 through 5, such adjustments consist of items of a normal, recurring nature. Results of operations for interim periods are not necessarily indicative of results for the full year.

2. In June 1994, Prime Resources Group Inc. (Prime) completed a transaction whereby Prime issued five million common shares at approximately $6.70 per share to the public. Net proceeds of $31.9 million are being used to fund a portion of the construction and development costs of the Eskay Creek mine. This transaction resulted in a reduction of the Company's interest in Prime from 54.2% to 50.6%. The Company recorded a gain of $11.2 million on the transaction in recognition of the net increase in value of the Company's interest in Prime. Deferred income taxes were not provided on this gain since the Company's tax basis in Prime substantially exceeds its book carrying value.

3. Other income (expense) for the nine months ended September 30, 1994 includes a gain of $15.7 million on the May 1994 sale of the Dee mine to Rayrock Mines, Inc. (Rayrock). Rayrock assumed responsibility for and indemnified Homestake against all related environmental and reclamation matters. Total proceeds from this sale were $16.5 million.

4. Other expense for the nine months ended September 30, 1994 includes a $5 million accrual recorded in the second quarter for additional estimated reclamation costs for non-operating properties.

     Other expense for the three and nine months ended September 30, 1993 includes a charge of $5.8 million for additional pension and postretirement medical costs related to an early retirement program at the Lead mine in South Dakota. Other expense for the nine months ended September 30, 1993 also includes restructuring expenses of $1.9 million related to the reorganization of Homestake Gold of Australia, including the relocation of its principal office.

5. In July 1993, the Company sold its 83% interest in North American Metals Corp. for $1.1 million plus a retained royalty interest. Results for the three and nine months ended September 30, 1993 include a pretax gain of $0.5 million and an income tax benefit of $12.9 million on this transaction.

6. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which establish trading ranges within which the United States dollar may be exchanged for foreign currencies by setting minimum and maximum exchange rates. Option contracts outstanding as of September 30, 1994 were as follows:

                                    Exchange Rates
                Amount Covered        to U.S. $        Expiration
     Currency  (U.S. Dollars)      Minimum  Maximum      Dates
     ------------------------------------------------------------
     Canadian    $113,400,000        0.67    0.79         1994-1997
     Australian    43,800,000        0.61    0.76         1994-1995
                 ------------
                 $157,200,000

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


   7. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) imposes heavy liabilities on persons who discharge hazardous substances. The Environmental Protection Agency (EPA) publishes a National Priorities List (NPL) of known or threatened releases of such substances.

        An 18-mile stretch of Whitewood Creek in the Black Hills of South Dakota is a site on the NPL. The EPA asserts that discharges of tailings by mining companies, including the Company, for more than 100 years have contaminated soil and water. In 1990, the Company signed a consent decree with the EPA that requires the Company to perform remedial work on the site and long-term monitoring. The on-site remedial work has been completed.

        The millsite at the Company's discontinued uranium operations near Grants, New Mexico is also listed on the NPL. The EPA asserted that leakage from the tailings facility has contaminated a shallow aquifer that serves nearby residential subdivisions. The Company paid the costs for installing a municipal water supply and continues to operate an injection and collection system that has significantly improved the water quality. The Company has decommissioned and disposed of the uranium mills and has closed the tailings impoundments.

        Title X of the Energy Policy Act of 1992 (the Act) authorized appropriations of $310 million to cover the Federal Government's share of certain costs of reclamation, decommissioning and remedial action for byproduct material (primarily tailings) generated by certain licensees as an incident of uranium sales to the Federal Government. Reimbursement is subject to compliance with regulations issued by the Department of Energy (DOE). The DOE has acknowledged that the Company is an eligible participant pursuant to the Act and that the Company may submit requests for reimbursement under the Act for 51% of the past and future costs of reclaiming the Grants site in accordance with the approved reclamation plan and Nuclear Regulatory Commission license requirements. The Company estimates the total costs to reclaim the Grants facility, including costs incurred to date by the Company, will be $59.2 million. The DOE's share of these estimated costs will amount to approximately $30.2 million. Congress has appropriated $83 million in fiscal years 1994 and 1995 for disbursement to eligible licensees. The Company has submitted an initial claim of $14.1 million for the DOE's share of past costs incurred through December 31, 1993. This amount has been recorded as a receivable ($11.6 million classified as current and $2.5 million as noncurrent) in the accompanying balance sheet at September 30, 1994 with a corresponding $14.1 million increase in long-term accrued reclamation.

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

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

   Item 2 - Management's Discussion and Analysis of Financial
            ------------------------------------------------
   Condition and Results of Operations
   -----------------------------------

   RESULTS OF OPERATIONS
   ----------------------

   (Unless specifically stated otherwise, all comments, production statistics, etc. relate to amounts included in the consolidated financial statements including the Company's interests in mining partnerships accounted for using the equity method, without reduction for minority interest.)

   The Company recorded net income of $10.8 million or $0.08 per share in the third quarter of 1994 compared to $22.7 million or $0.16 per share in the third quarter of 1993. The 1993 third quarter results included a $12.9 million tax benefit on the sale of North American Metals Corp. and a $5.8 million charge ($4.8 million after tax) for an early retirement program at the Homestake mine in South Dakota. After adjusting for these prior year items, the 1994 third quarter results reflect lower production, partially offset by an increase in the average realized gold price. Year-to-date net income in 1994 increased to $68 million or $0.49 per share from $39.6 million or $0.28 per share in the first nine months of 1993. The year-to-date 1994 results include pretax gains of $15.7 million ($12.6 million after tax) from the sale of the Company's interest in the Dee mine in Nevada and $11.2 million ($11.2 million after tax) on a reduction of the Company's interest in Prime Resources Group Inc. (Prime) following Prime's sale of additional shares to the public.

   Revenue from product sales of $163.6 million during the 1994 third quarter decreased from $180.6 in the prior year's third quarter reflecting a 14% decrease in ounces of gold sold, partially offset by a $9 increase in the average realized gold price. During the 1994 third quarter, the Company sold 417,400 ounces of gold at an average realized price of $385 per ounce compared to 484,000 ounces at an average realized price of $376 per ounce in the prior year's third quarter. The lower 1994 sales volume is partially due to the sales in prior periods of the Dee and Mineral Hill mines and the November 1993 completion of mining at the Santa Fe mine in Nevada. After adjusting for the foregoing, production from the Company's operations decreased by 10% during the third quarter of 1994 compared to the third quarter of 1993.

   Production from domestic gold operations totalled 198,500 ounces in the 1994 third quarter, a decrease of 20% from the 1993 third quarter. After adjusting for the decrease in production from the Dee, Mineral Hill and Santa Fe mines discussed above, production from domestic gold operations declined 14% primarily due to lower production at the Homestake mine in South Dakota and at the McLaughlin mine in California. Production at the Homestake mine totalled 97,400 ounces during the third quarter of 1994 compared to 111,600 ounces during the third quarter of 1993. This decline primarily is attributable to development and pre-stripping activity at the mine's Open Cut and the collapse of a ventilation raise in the underground operations which restricted access to the higher grade mining areas. Cash costs at the Homestake mine were $295 per ounce in the 1994 third quarter compared to $267 per ounce during the prior year's third quarter. Production at the McLaughlin mine decreased by 24% to 59,700 ounces during the 1994 third quarter as lower grades from the South Pit replaced ore from the North Pit where mining was completed earlier this year. The lower production resulted in an increase in the McLaughlin mine's cash costs to $267 per ounce during the third quarter of 1994 from $192 per ounce during the third quarter of 1993.

   Overall foreign gold production during the third quarter of 1994 declined 6% from the prior year's third quarter. The Williams mine produced 52,400 ounces at a cash cost of $203 per ounce during the 1994 third quarter compared to 63,700 ounces at a cash cost of $186 per ounce during the 1993 third quarter. The decrease in the Williams mine production is due to an expected decline in ore grades. Gold production at the David Bell mine decreased 11% to 24,900 ounces during the 1994 third quarter reflecting lower recovery rates due to an anticipated decline in ore grades. Cash costs at the David
   Bell mine increased from $146 per ounce during the third quarter of 1993 to $157 per ounce during the third quarter of 1994. Production at the Nickel Plate mine during the 1994 third quarter of 19,400 ounces compares to 17,200 ounces produced during the 1993 third quarter. The increase in production at the Nickel Plate mine primarily is due to higher grades, offset by lower recovery rates associated with the processing of siliceous ore.

   Homestake Gold of Australia's (HGAL) share of gold production at the Kalgoorlie operations in Western Australia decreased by 3% to 84,400 ounces during the third quarter of 1994. This decrease primarily is due to 4,800 ounces payable to HGAL's joint venture partner under the disproportionate sharing calculation for the third quarter of 1994. No ounces were payable to HGAL's joint venture partner in the comparable 1993 period. Cash costs at the Kalgoorlie operations increased to $261 per ounce in the 1994 third quarter from $227 in the prior year's third quarter primarily due to the strengthening of the Australian dollar. Cash costs per ounce measured in local currency only increased by 3.2%. Gold production at the El Hueso mine in Chile totalled 14,100 ounces during the third quarter of 1994 compared to 13,300 ounces in the third quarter of 1993 reflecting slightly higher grades and an increase in tons leached.

                     HOMESTAKE MINING COMPANY AND SUBSIDIARIES

   -----------------------------------------------

   The Company's overall cash cost per ounce during the third quarter of 1994 was $259 compared to $230 during the third quarter of 1993.

   The Main Pass 299 sulphur project recorded operating earnings of $0.5 million during the 1994 third quarter compared to operating losses of $3.3 million during the 1993 third quarter. The increase in profitability primarily is attributable to rising sulphur prices and higher sulphur production levels, which averaged 6,600 tons per day (100% basis) during the third quarter.

   Year-to-date 1994 revenues from product sales of $497.6 million were 6% lower than year-to-date 1993 revenues of $528.2 million reflecting lower gold sales volumes, partially offset by higher average realized gold prices. The Company's 1994 year-to-date average realized gold price was $384 per ounce compared to $355 per ounce during the first nine months of 1993. The lower gold sales volumes are due to lower production at the Company's continuing operations, the absence of production from mines sold and the completion of mining activities at the Santa Fe mine. Also, production exceeded sales by 8,300 ounces during the first nine months of 1994 compared to a 48,300 ounce reduction in inventory in the first nine months of 1993. Primarily as a result of the lower production, the Company's year-to-date cash costs increased to $246 per ounce from $229 per ounce in the nine months of 1993.

   Depreciation, depletion and amortization expense of $19.4 million during the third quarter of 1994 compares to $25.8 million during the third quarter of 1993 and year-to-date depreciation expense of $60.6 million compares to $78.6 million during the first nine months of 1993. The decrease in depreciation expense primarily is due to the lower 1994 production and the write-down of the oil and gas assets at the Main Pass 299 operations at December 31, 1993.

   Administrative and general expense decreased by 9% to $27.9 million during the first nine months of 1994 reflecting continued cost restraints and the impact of the 1992 and 1993 restructuring programs. Exploration expense increased from $12.5 million during the first nine months of 1993 to $14.9 million during the first nine months of 1994. This increase primarily is due to increased activity at the Ruby Hill advanced exploration project in Nevada, partially offset by the cessation of the North Homestake project during the first quarter of 1994.

   Other expense for the first nine months of 1994 includes a $5 million accrual for additional estimated reclamation costs for non-operating properties. Other expense for the first nine months of 1993 includes the $5.8 million charge related to the early retirement program at the Homestake mine, $2.9 million of pre-feasibility costs related to the Eskay Creek mine and $1.9 million of costs related to the restructuring of HGAL.

   On May 5, 1994 the Company completed the sale of its interest in the Dee mine to Rayrock Mines, Inc. (Rayrock) for $16.5 million. Rayrock assumed responsibility for and indemnified
   Homestake against all related environmental and reclamation matters.

   In June 1994, Prime completed a transaction whereby it issued five million common shares at approximately $6.70 per share to the public. Net proceeds of $31.9 million are being used to fund a portion of the construction and development costs of the Eskay Creek mine. This transaction resulted in a reduction of the Company's interest in Prime from 54.2% to 50.6%. The Company recorded a gain of $11.2 million on the transaction in recognition of the net increase in value of the Company's interest in Prime.

   Approximately one-half of Homestake's gold sales are generated outside the United States, principally in Canada and Australia. The value of these countries' currencies can fluctuate significantly compared with the U.S. dollar. During the 1993 first quarter, the Company implemented a program to establish exchange rate ranges within which a portion of U.S. dollar receipts from the sale of gold may be converted into the currencies of these countries. Under existing SEC pronouncements, contracts entered into under this program do not qualify for hedge accounting and must be marked to market. At September 30, 1994 the Company had a net unrealized gain of $2.1 million on open contracts.

   Other income for the first nine months of 1994 includes the gain of $15.7 million on the sale of the Company's interest in the Dee mine, $2.6 million of royalty income, $2.1 million of insurance proceeds, a gain of $1.3 million related to the sale of HGAL's Fortnum property and a net foreign currency exchange loss of $1.1 million. The net foreign currency loss included $3.4 million in gains under the foreign currency protection program, offset by foreign currency transaction losses primarily on the repayments of intercompany debt denominated in Canadian dollars. Other income for the first nine months of 1993 includes a $4 million gain on the sale of a mineral property in Canada, $3.5 million of royalty income and $3 million in foreign currency exchange losses, primarily net unrealized losses related to the foreign currency exchange program.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

   -----------------------------------------------

   The Company currently is benefitting from tax loss carryforwards and the reversals of other tax valuation allowances in foreign jurisdictions. The Company expects that at current gold prices these items will be fully absorbed by the end of 1994 and, as a result, the Company expects to be subject to a higher effective tax rate in 1995.

   Construction of the Eskay Creek mine is substantially complete. Mine development has commenced and initial ore shipments to third party smelters are planned for January 1995.

   A feasibility study on the Ruby Hill gold project will commence in the fourth quarter of 1994.


   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

   Cash provided by operations totalled $96 million in the first nine months of 1994 compared to $121.1 million in the prior year's nine month period. Working capital at September 30, 1994 amounted to $260 million, including $201.7 million in cash and short-term investments.

   Capital additions of $56.1 million during the first nine months of 1994 included $24.5 million for construction and development work at the Eskay Creek mine and $16.9 million primarily for Open Cut development and pre-stripping at the Homestake mine. Approximately $45 million (HGAL's share) of capital expenditures for mill expansions and modifications are currently planned at the Kalgoorlie operations during the October 1994 to December 1995 time period. These modifications are needed to replace the capacity of the Oroya mill which will be dismantled in 1995 to allow for an expansion of the Super Pit.

   In February 1994, the Company repaid its $8.3 million of Australian finance lease debt. At September 30, 1994, the Company has no required debt payments until the year 2000. Additionally, Homestake has a $150 million line of credit under which borrowings may be drawn in U.S. dollars, Canadian dollars, gold ounces or a combination of these. No amounts have been borrowed under this facility. In October 1994, the Company amended its line of credit to reduce borrowings costs, extend the maturity by one year to 1999 and reduce financial covenants.

   During the second quarter of 1994 the Company increased its quarterly dividend from $0.025 to $0.05 per share. Total common stock dividends paid for the first nine months of 1994 were $17.2 million compared to $10.3 million for the comparable period of 1993.

   The Company's future results will be impacted by such factors as the market price of gold, the Company's ability to expand its ore reserves and the fluctuations of foreign currency exchange rates. The Company believes that the combination of cash, investments, available lines of credit and future cash flows from operations will be more than sufficient to meet normal operating requirements and anticipated dividends.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

   -----------------------------------------------

   GOLD PRODUCTION

   The following charts detail Homestake's economic interest in gold production by location and revenue and costs per ounce.

                                            Production
                                      (Ounces in thousands)
                              Three Months Ended  Nine Months Ended
                  Percentage     September 30,       September 30,
   Mine           Ownership (%) 1994      1993       1994     1993
   ----          ------------- ---------------     ---------------
   Homestake       100          97.4     111.6      298.0     341.3
   McLaughlin      100          59.7      78.8      192.6     232.4
   Round Mountain   25          26.7      24.6       86.0      67.4
   Santa Fe        100           5.1      13.9       18.5      42.2
   Marigold         33           6.8       7.6       21.1      23.4
   Pinson           26           2.8       3.4        9.1       9.5
   Dee                                     2.6        2.0       9.1
   Mineral Hill                            4.9                 16.5
                              ------    ------     ------    ------
        Total United States    198.5     247.4      627.3     741.8


   Williams         50          52.4      63.7      175.2     194.3
   David Bell       50          24.9      28.1       72.3      78.8
   Quarter Claim    25           1.2       0.7        7.1       8.2
   Nickel Plate    100          19.4      17.2       65.9      52.9
   Snip (1)         40          14.1      15.1       39.3      46.9
   Golden Bear                                                 28.5
                              ------    ------     ------    ------
        Total Canada           112.0     124.8      359.8     409.6

   Kalgoorlie,
      Australia     50          84.4      87.4      260.8     246.6

   El Hueso, Chile 100          14.1      13.3       42.2      54.4
   Torres, Mexico   30           3.5       2.8        9.2       9.9
                              ------    ------     ------    ------

   Total Production            412.5     475.7    1,299.3   1,462.3
   Minority Interest           (22.6)    (23.1)     (66.9)    (66.9)
                              ------    ------     ------    ------
   Homestake's Share           389.9     452.6    1,232.4   1,395.4
                              ======    ======     ======    ======

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

   ------------------------------------------------

                                       Cash Operating Costs
                                       (Dollars per ounce)
                              Three Months Ended   Nine Months Ended
                 Percentage    September 30,          September 30,
   Mine          Ownership (%) 1994      1993       1994        1993
   ----          ------------  ---------------      ----------------
   Homestake      100          $295      $267       $281        $259
   McLaughlin     100           267       192        244         190
   Round Mountain  25           216       225        189         236
   Santa Fe       100           193       280        168         263
   Marigold        33           227       225        216         221
   Pinson          26           300       259        287         278
   Dee                                    393        407         374
   Mineral Hill                           305                    268

   Williams        50           203       186        196         192
   David Bell      50           157       146        166         158
   Quarter Claim   25           261       250        160         140
   Nickel Plate   100           418       329        323         312
   Snip (1)        40           159       148        166         142
   Golden Bear                                                   229

   Kalgoorlie      50           261       227        261         239

   El Hueso,
      Chile       100           353       343        370         282
   Torres,
      Mexico       30           204       339        274         304

   Weighted Average            $259      $230       $246        $229



                           Three Months Ended     Nine Months Ended
                               September 30,         September 30,
   Per Ounce of Gold           1994     1993       1994        1993
   -----------------       ------------------    -------------------
   Average Realized Price      $385      $376       $384        $355
   Cash Operating Costs         259       230        246         229
   Non-Cash Costs (2)            49        52         48          51

   (1) Production and cash costs relate to gold contained in concentrates and recovered from dore.
   (2)  Includes   depreciation,   depletion,   amortization   and
        reclamation costs.


                     HOMESTAKE MINING COMPANY AND SUBSIDIARIES

   Part II - OTHER INFORMATION
   ---------------------------

   Item 1.  Legal Proceedings
   --------------------------

   On October 13, 1993 Goldstake Explorations (S.D.) Inc. filed an action in the Federal District Court of Colorado against
   Homestake Mining Company of California (Homestake) and its wholly owned subsidiary, Whitewood Development Corporation (Whitewood). Goldstake Explorations (S.D.) Inc. v. Homestake Mining Company of California et al., No. 93-M-2149. The complaint alleged that Homestake and Whitewood fraudulently induced Goldstake to enter into a joint venture agreement in 1988 between Goldstake and Whitewood with respect to the mining of mine tailings in Whitewood Creek, near the Company's mine in South Dakota. The complaint alleged that Homestake and Whitewood misrepresented their intent to mine the tailings in order to prevent Goldstake from mining the tailings. The complaint also alleged that Whitewood breached the joint venture agreement and duties owed to Goldstake under the joint venture agreement in various respects, that Homestake induced those breaches, and that Homestake and Whitewood engaged in acts of misrepresentation during the conduct of the joint venture's activities. Goldstake claimed unspecified compensatory and punitive damages. The litigation has been stayed and the issues will be arbitrated in South Dakota. The hearing, originally scheduled for November 1994, has been postponed and will be held at a time yet to be determined in 1995. During the second quarter of 1994 Goldstake amended its claim to allege actual damages of $137.5 million. In the opinion of the Company, the claim is without merit and the Company is vigorously defending.

   Item 5. Other Information
   -------------------------

   The Company appointed Jack E. Thompson as President and Chief Operating Officer effective August 9, 1994. Mr. Thompson also was named as a Director and he succeeds Peter Steen who resigned as Director, President and Chief Operating Officer.


   Item 6.
   -------

   (a)  Exhibits                                     Page Number
                                                     -----------
        11 - Computation of Earnings Per Share            13
        27 - Financial Data Schedule
               (submitted only in electronic format)      14

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 1994.


                             SIGNATURE
                             ---------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      HOMESTAKE MINING COMPANY

   Date:  November 9, 1994            By:  /s/David W. Peat
          ----------------                 ----------------
                                           David W. Peat
                                           Controller and Chief
                                           Accounting Officer