Form 10-K
HOMESTAKE MINING CO /DE/
filed 1995-03-27
CIK 743872

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
           (Mark One)
            [ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                        For the fiscal year ended December 31, 1994
                                      OR
            [   ] TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        For the transition period from ____ to ______

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

Common Stock, $1.00 par value             New York Stock Exchange, Inc.
Rights to Purchase Series A Participating
  Cumulative Preferred Stock              New York Stock Exchange, Inc.

          Securities registered pursuant to Section 12(g) of the Act:
                                Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No
   ________    _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. [    ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,203,000,000 as of March 13, 1995.

The number of shares of common stock outstanding as of March 13, 1995 was 137,857,427.

                     Documents Incorporated by Reference:
Specified sections of Homestake Mining Company's 1994 Annual Report to Shareholders, as described herein, are incorporated by reference in Parts I and II of this Form 10-K. Specified sections of the definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1994, are incorporated by reference in Part III of this Form 10-K.

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

      Homestake is engaged in gold mining and related activities, including exploration, extraction, processing, refining and reclamation. Gold bullion, the Company's principal product, is produced in the United States, Canada, Australia, and Chile.

      The results of the Company's operations are affected significantly by the market price of gold. Gold prices are influenced by numerous factors over which the Company has no control, including expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and certain other currencies, interest rates, global or regional political or economic crises, demand for gold for jewelry and industrial products, and sales by holders and producers of gold in response to these factors. The supply of gold consists of a combination of new mine production and sales from existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, and individuals.

      The Company's general policy is to sell its production at current prices and not enter into arrangements which establish a price for the sale of its future gold production. As a result, the Company's profitability is fully exposed to fluctuations in the current price of gold in world markets. However, in certain limited circumstances, the Company will enter into forward sales commitments for small portions of its gold production. During the fourth quarter of 1994, the Company sold for future delivery 183,200 ounces of gold it expects to produce at the Nickel Plate mine during 1995 and 1996. These forward sales represent less than 5% of the gold that Homestake expects to produce over the next two years. The average price to be received is approximately $412 per ounce, which should cover the mine's relatively high cash costs during its two-year remaining life. The forward sales should also allow for recovery of the Company's remaining investment in the mine and provide for estimated reclamation costs.

      Homestake also owns a 16.7% co-tenancy interest in the Main Pass 299 offshore sulphur and oil deposit in the Gulf of Mexico.

      Dollar amounts in this report are in U.S. dollars unless otherwise indicated.

      See Note 24 to the consolidated statements on pages 46 and 47 of the Company's 1994 Annual Report to Shareholders for geographic and segment information. Such information is hereby incorporated by reference.

                         SIGNIFICANT 1994 DEVELOPMENTS

      During 1994, gold prices continued to increase. Homestake's average realized price was $384 per ounce in 1994 compared to $359 per ounce in 1993 and $348 per ounce in 1992.

      In May, the Company sold its 44% interest in the Dee mine to Rayrock Mines, Inc. (Rayrock) for $16.5 million. Rayrock assumed responsibility for and indemnified Homestake against all related environmental and reclamation matters. The Company recorded a $15.7 million pretax gain on this sale.

      In June, Prime Resources Group Inc. (Prime) completed the sale of five million common shares to the public. Net proceeds of approximately $31.9 million were used to fund a portion of the construction and development costs of the Eskay Creek mine. This transaction resulted in a reduction of the Company's interest in Prime from 54.2% to 50.6%. The Company recorded a gain of $11.2 million on the transaction in recognition of the net increase in the book value of the Company's investment in Prime.

      Construction of the Eskay Creek gold/silver mine was substantially completed in 1994 and ore shipments to third-party smelters began in January 1995. Proven and probable ore reserves totaled 2.3 million contained ounces of gold and 101.8 million contained ounces of silver at December 31, 1994. Through Prime, the Company has a 50.6% interest in these reserves.

      At the Kalgoorlie operations approximately $13 million was spent in 1994 and a further $39 million of expenditures are planned during 1995 on an expansion program at the Fimiston mill.

      During 1994, exploration expenses totaling $6.5 million were made on a delineation drilling program at the new mineralized zone (Ruby Hill) near Eureka, Nevada. In October 1994, following completion of this program, the Company announced its decision to proceed with a $4 million feasibility study on the West Archimedes oxide zone. In addition, exploration expenses of $5 million are planned for this project in 1995.

                               1995 DEVELOPMENTS

      In February 1995, the Company sold its 28% equity interest in the Torres silver mining complex in Mexico for $6 million.

                               GLOSSARY OF TERMS

      See pages 28-30 GLOSSARY and INFORMATION ON RESERVES, for definitions of terms used in the following discussion.

                                GOLD OPERATIONS

UNITED STATES

      Homestake conducts operations at the Homestake mine in the Black Hills of South Dakota and at the McLaughlin mine in northern California. Homestake also owns a 25% interest in the Round Mountain mine in central Nevada and owns or has an interest in three smaller mines in Nevada: the Santa Fe mine (100%), the Marigold mine (33.3%) and the Pinson mine (26.3%). The Company has exploration offices in Reno, Nevada and Lead, South Dakota.

Homestake Mine

      The 118-year old Homestake gold mine is located in Lawrence County in and near Lead, South Dakota. Homestake owns 100% of the operation.

      The Homestake mine properties cover approximately 11,700 acres of which approximately 8,200 acres are owned in fee and the remainder are held as unpatented mining claims. Paved public roads provide access to the operation.

      The  Homestake  mine  is comprised of underground and open-pit (the Open
Cut) mining operations, an ore processing plant, a waste-water treatment plant and tailings disposal facilities. The underground mine is serviced by two 5,000-foot vertical shafts from the surface connecting with internal shafts which provide hoisting and services to the 8,000-foot level. Ore from underground is hoisted to the surface, crushed and transported to the nearby processing plant. Open Cut ore is crushed and transported more than a mile to the processing plant by an enclosed conveyor. The 7,400 tons-per-day (TPD) processing plant recovers gold through a combination of gravity, carbon-in-pulp (CIP) and vat leaching processes. Recycled process water is pumped through a carbon-in-leach (CIL) circuit, also contributing to production. The refinery produces fine gold bullion. Process tails are used for underground fill or are deposited in a tailings impoundment facility three miles from the plant. The capacity of the tailings impoundment will be adequate through the year 2000, at which time a new lift will be required. The facilities and equipment at this operation have been upgraded over the years for technological advances and generally are in good operating condition.

      Untreated water for use in the mine's facilities is obtained from local watersheds under Homestake mine water rights and potable water is purchased from the Lead/Deadwood sanitation district. Electric power is purchased by contract from Black Hills Corporation and is supplemented by Homestake owned hydroelectric facilities.

      During 1994, the main ventilation raise for the underground mine collapsed and access to the higher-grade mining areas in the lower mine was restricted. A 14-foot borehole, which was being drilled between the 5,900 and 6,800-foot levels to replace the raise, was completed in March 1995. In addition, a second bulk air cooling chamber has been constructed on the 6,650-foot level to provide further cooling capability for expanded mining operations in the lower levels.

      Expansion of the Open Cut, which began in 1989, is largely complete with work continuing on residential and public facilities around the pit. The highway overpass leading to the main Open Cut waste dump was closed during the second half of 1994 while stabilization and additional arch support work was completed to the highway tunnel below. Detailed monitoring of the tunnel liner will continue.

      During the next few years, as mining progresses in the lower levels of the Homestake mine, the remaining higher-grade ore deposits will become narrower and less continuous and therefore more difficult to mine. The Company has developed various alternatives to help minimize the effect that this may have on future costs. During 1995, a large tonnage, lower-grade stope in the upper levels of the mine will be bulk-mined. In addition, narrow vein mining is being tested in other portions of the mine. These trials will help determine the future underground mine operating strategy.

      Hourly employees at the Homestake mine are represented by the United Steel Workers of America. The current three-year contract expires on June 3, 1995. In March 1995, a new labor contract was ratified covering the period June 4, 1995 through May 31, 1998.

      The Homestake mine has received no notices of violation and is under no regulatory orders of any kind mandating specific environmental expenditures. Reclamation projects and the upgrading of environmental practices and facilities are ongoing.

      No royalties are payable on production from the Homestake mine. The State of South Dakota currently imposes a severance tax of 10% of net profits from the sale of gold produced in the state, plus $4 per ounce of gold sold when the price of gold is $499 per ounce or less, increasing by $1 per ounce for each $100 increment or part thereof in excess of $499 per ounce.

                                    Geology

      The Homestake mine is the largest known iron formation hosted gold deposit. In its 118-year life, the mine has produced in excess of 38 million ounces of gold from more than 155 million tons of ore. The Homestake gold deposit is Proterozoic in age (approximately 1.9 billion years). Mineralization is generally stratabound within the Homestake Formation, which is a quartz-veined, sulfide-rich sedimentary sequence that has been complexly deformed by tight folding, faulting and shearing. Ten southeast-plunging fold structures, locally called ledges, have produced gold ore over a vertical extent of more than 8,000 feet.

                   Year-end Proven and Probable Ore Reserves

                                                         1994           1993
                                                       ------         ------
Underground
  Tons of ore (000s)                                   15,595         15,014
  Ounces of gold per ton                                 .228           .230
  Contained ounces of gold (000s)                       3,559          3,448

Open Cut
  Tons of ore (000s)                                    4,787          5,388
  Ounces of gold per ton                                 .121           .130
  Contained ounces of gold (000s)                         579            700

Total
  Tons of ore (000s)                                   20,382         20,402
  Ounces of gold per ton                                 .203           .203
  Contained ounces of gold (000s)                       4,138          4,148

                                Operating Data
                                                         1994           1993
                                                        -----          -----
Production Statistics:
  Tons of ore mined (000s):
     Underground                                        1,331          1,471
     Open Cut                                           1,092          1,048
  Ore grade (oz. gold/ton):
     Underground                                         .224           .235
     Open Cut                                            .100           .111
  Open Cut stripping ratio (waste:ore)                 10.1:1          8.4:1
  Tons of ore milled (000s)                             2,590          2,695
  Mill feed ore grade (oz. gold/ton)                     .160           .174
  Mill recovery (%)                                        95             96
  Gold recovered (000 ozs.)                               394            448

Cost per Ounce of Gold:
  Cash operating cost                                   $ 292          $ 268
  Noncash cost                                             31             20
                                                        -----          -----
  Total production cost                                 $ 323          $ 288

McLaughlin Mine

    The McLaughlin gold mine is located at the junction of Lake, Napa and Yolo Counties in northern California. The McLaughlin mine has been in operation since 1985 and is 100% owned by Homestake.

    The   McLaughlin  mine  properties  cover  approximately  17,200  acres.
Approximately 15,400 acres, which encompass all of the minable reserves, are owned and approximately 845 acres are leased. The Company holds 52 unpatented mining claims covering the remaining acreage. Access to the property is by paved road.

    Ore is mined by open-pit methods using a fleet of 85-ton haul trucks and two hydraulic shovels. Ore is crushed and transported by slurry pipelines five miles to the processing site. The processing plant consists of two
parallel  circuits.    The  primary  circuit  utilizes  pressure  oxidation
(autoclaves) to treat higher-grade sulfide ores, followed by neutralization and cyanide leaching. The second circuit uses conventional crushing and grinding, and sulfide flotation. Concentrates produced from flotation are added to the sulfide ores prior to treatment through the autoclaves. Flotation tailings go directly to cyanide leach. Conventional CIP cyanidation with pressure stripping and electrowinning is used to recover gold and silver. Total mill capacity through both circuits is approximately 6,000 TPD. Tailings are deposited in a 28 million ton capacity tailings impoundment that will be adequate through 1999, at which time a new lift is scheduled to be added to the existing dam. The new lift will increase the impoundment's capacity to allow for the treatment of all known remaining reserves. Facilities are modern and in good operating condition.

    The majority of process water is recycled from the tailings pond. Fresh water make-up is obtained from the Company's reservoir in Yolo County, which has approximately four years of storage capacity. Electric power is purchased under interruptible tariff from Pacific Gas and Electric Company.

    Cash costs per ounce increased in 1994 primarily due to a decrease in ore grades.

    Gold production had been expected to increase in 1995 as the higher-grade zones at the bottom of the South Pit are reached. However, heavy rainfall in northern California in the first quarter of 1995 has caused flooding and other related operating problems at the McLaughlin mine. As a result, gold production at McLaughlin in the first quarter of 1995 probably will be about 27% below the first quarter of 1994. Depending upon the amount of any additional rainfall, more normal levels of gold production at the mine may not resume before June.

    In mid-1996 mining in the South Pit will cease and gold production levels are expected to decline significantly with production principally derived from processing lower-grade stockpiles. Processing is expected to continue for approximately seven years.

    An underground exploration program completed in 1994 resulted in a minor addition to pit reserves. During 1994, the mine operated in compliance with environmental permits.

    McLaughlin mine royalties are equivalent to approximately 2% of revenues.

                                    Geology

     The McLaughlin ore body is a structurally-controlled siliceous vein network, overlain by hotspring terraces (sinter). The mineralization is the product of 0.5 to 1.0 million year old geothermal activity, induced by
regional  volcanism.     Precious metals were transported in hot spring fluids
and coprecipitated with quartz, chalcedony and opal in open fractures along and adjacent to a northeast-dipping structure, known as the Stony Creek fault. The ore body is wedge-shaped and extends to depths of over 1,000 feet along a strike-length of more than a mile.

                     Year-end Proven and Probable Reserves

                                                  1994           1993
                                                 -----          -----
Open Pit
 Tons of ore (000s)                              5,040          7,176
 Ounces of gold per ton                           .101           .101
 Contained ounces of gold (000s)                   508            727

Stockpiled*
 Tons of ore (000s)                             17,024         14,866
 Ounces of gold per ton                           .068           .075
 Contained ounces of gold (000s)                 1,157          1,112

Total
 Tons of ore (000s)                             22,064         22,042
 Ounces of gold per ton                           .075           .083
 Contained ounces of gold (000s)                 1,665          1,839

 * The cost of mining substantially all the low-grade ore in the stockpiles has been expensed.

                                Operating Data
                                                  1994           1993
                                                 -----          -----
Production Statistics:
 Tons of ore mined (000s)                        2,667          2,043
 Stripping ratio (waste:ore)                     5.6:1          6.5:1
 Tons of ore milled (000s)                       2,244          2,164
 Mill feed ore grade (oz. gold/ton)               .126           .154
 Mill recovery (%)                                  87             92
 Gold recovered (000 ozs.)                         250            305

Cost per Ounce of Gold:
 Cash operating cost                             $ 252          $ 196
 Noncash cost                                       78            107
                                                 -----         ------
 Total production cost                           $ 330          $ 303


Round Mountain Mine

    The Round Mountain gold mine is an open-pit gold mine located in Nye County, Nevada, about 60 miles north of Tonopah. Homestake owns a 25% undivided interest in the mine. Echo Bay Mines Ltd. owns a 50% undivided interest and is the operator. The remaining 25% interest is owned by Case, Pomeroy & Company, Inc. The mine has been in operation since 1977.

    The Round Mountain properties cover a total of 28,362 acres of private property and public domain land, some of which are under patent application and the remainder of which are subject to unpatented mining claims. Of the total reserves, 83% are located on the privately-owned land. Paved public roads provide access to the operations.

    Ore from the mine is leached using two methods. The higher-grade ore is processed on reusable heap-leach pads and the lower-grade ore is leached on a dedicated pad. During 1994, total ore processed averaged 73,000 TPD. The reusable heap-leach pads processed 19,000 TPD and the balance was processed on a dedicated pad. The average ore and waste mining rate was 161,000 TPD. The reusable pad processing facilities consist of a gyratory crusher, an intermediate ore storage and reclaim system, secondary and tertiary cone crushers and screens, and a conveyor system used to transport ore to two asphalt leach pads. The reusable pads have a total capacity of approximately four million tons. A separate 11.4 million square foot dedicated heap-leach pad to process uncrushed run-of-mine ore has a total capacity of 89 million tons. Facilities are in good condition.

    Water is supplied from wells on the property and power is purchased under contract from Sierra Pacific Power Company.

    Homestake's share of total 1994 gold production from the Round Mountain mine was 105,877 ounces compared to 93,674 ounces in 1993. Gold recoveries on the reusable pads have improved as a result of placing higher-grade ores and fewer total tons on the pads, which has allowed longer leaching times. Larger quantities of lower-grade ore are being processed on the dedicated pad due to a reduced ore grade cut-off threshold. Gold production in 1994 and 1993 also benefited from a very high-grade vein ore occurrence from which 8,263 ounces of gold (Homestake's share) were recovered through gravity separation in 1994 (1993: 13,344 ounces). A small amount of high-grade vein material will be processed in 1995.

    Round Mountain ore reserves increased by 676,000 ounces (100% basis) in 1994 primarily due to exploration drilling which extended pit limits, and the inclusion of previously leached material following favorable processing tests.

    Engineering and permitting for the construction of an 8,000-TPD gravity mill to process higher-grade sulfide ores is planned for 1995. Estimated capital costs are $58 million (100% basis). Completion of mill construction is estimated in 1997.

     During 1994, the mine operated in compliance with its permits.

    All Round Mountain mine production is subject to royalties determined by a complex royalty formula based on the price of gold. The royalties range from approximately 3.5% of gold revenues at prices of $320 per ounce of gold or less to approximately 6.4% at prices of $440 per ounce of gold or more. During 1994, the royalty averaged 5.3% of revenues.

                                    Geology

    The Round Mountain ore body straddles the margin of a volcanic caldera complex. Gold bearing hydrothermal fluids were transported along major structural conduits created by the volcano's collapse and associated faulting. These ascending fluids deposited gold in permeable zones along a broad northwest trend. Primary gold mineralization at Round Mountain occurs as electrum, a natural gold/silver alloy, in association with quartz, adularia
and  pyrite.    Narrow  fractures  in  shear  zones  host  the  higher-grade mineralization while porous sites within the volcanic rocks host the disseminated mineralization. Economic gold mineralization is found in both the volcanic and surrounding sedimentary rocks as well as overlying alluvial placers. The oblong open-pit mine is well over a mile at its longest dimension and currently more than 1,000 feet from the highest working level to the bottom of the pit.

    Homestake has a 25% share of the following amounts:

                   Year-end Proven and Probable Ore Reserves
                                 (100% Basis)

                                                  1994           1993
                                               -------        -------
Tons of ore (000s)                             348,910        302,426
Ounces of gold per ton                            .022           .024
Contained ounces of gold (000s)                  7,799          7,123

                          Operating Data (100% Basis)
                                                  1994           1993
                                                ------         ------
Production Statistics:
Tons of ore mined (000s)                        26,242         25,929
Stripping ratio (waste:ore)                      1.2:1          1.2:1
Tons of ore crushed (000s)                       6,629         10,130
Tons of ore processed (000s)                    25,965         24,443
Weighted average ore grade
   placed on pads (oz. gold/ton)                  .020           .022
Leach recovery - reusable pads (%)                  79             69
Gold recovered (000 ozs.)                          424            375

Homestake's Cost per Ounce of Gold
Cash operating cost                              $ 187          $ 230
Noncash cost                                        59             63
                                                 -----          -----
Total production cost                            $ 246          $ 293


Santa Fe Mine

    The Santa Fe gold mine is located in Mineral County, Nevada, approximately 40 miles east of Hawthorne. Homestake owns 100% of this operation. The mine commenced operations in 1988.

    The Santa Fe mine property is comprised of 190 unpatented lode claims, 69 unpatented millsite claims and 24 patented claims on Bureau of Land Management land covering approximately 3,600 acres. The mining and processing facilities
occupy 900 acres.   Access to the property is by paved road.

    Mining operations at the Santa Fe mine ceased in late 1993 as ore reserves were depleted. During 1994, production continued with the leaching of all four crushed and run-of-mine ore heaps. In 1995, the operations will enter a reclamation phase. During this period, some gold production will be derived from rinsing and neutralization of the heaps, a process in which any residual cyanide is destroyed. Revenues received from gold production during the first eight months of 1994 were applied toward remaining reclamation expenditures. Based on current estimates, a full provision for reclamation is included in the December 31, 1994 financial statements. The mine and its facilities are fully depreciated.

    The carbon absorption capacity of the processing facility was doubled in 1994 in anticipation of rinsing the heaps. Water for the property is obtained from alluvial wells located two miles from the minesite. Power is purchased from Sierra Pacific Power Company.

    During 1994, the mine operated in compliance with its environmental permits. The Company has received a notice of noncompliance with respect to a wildlife mortality and the matter currently is under investigation.

     The mine is subject to three separate net smelter royalties aggregating 3.5% to 15% depending upon the grade of ore and the price of gold.

                                Operating Data

                                                  1994           1993
                                                ------         ------
Production Statistics:
  Tons of ore mined (000s)                           -          2,043
  Stripping ratio (waste:ore)                        -          1.5:1
  Tons of ore crushed (000s)                         -          2,288
  Ore grade put on pads (oz. gold/ton)               -           .034
  Leach recovery (%)                                 -             61
  Gold recovered (000 ozs.)                         22             54

Cost per Ounce of Gold:
  Cash operating cost                            $ 175          $ 269
  Noncash cost                                     171             89
                                                 -----          -----
  Total production cost                           $346          $ 358


Marigold Mine

    The Marigold gold mine is located approximately 40 miles southeast of Winnemucca, Nevada. Homestake owns an undivided 33.3% interest in the Marigold property. Rayrock owns the remaining interest and is the operator. The mine has operated since 1989.

    The property consists of approximately 3,920 acres held by unpatented mining claims and 14,920 acres of leasehold lands held under leases which remain in effect as long as the mine continues production. Access to the property is by two miles of gravel road.

    Mining is conducted by conventional open-pit methods. In 1994, ore was produced from four open-pit mines. Milling operations ceased in early 1995 with the depletion of the ore reserves in the 8-South pit which had provided most of the mill-grade ore. The other three pits produce mostly lower-grade ore which is processed by heap leaching. Mill-grade ore from the these pits will be stockpiled and periodically processed through the mill to maximize gold recovery. The mill has a capacity of 1,900 TPD. In 1995, 79% of total gold production will be derived from heap leaching compared to only 28% in 1994. Total material movement is approximately 45,000 TPD. Mine facilities are in good condition.

    Water is supplied from on-site wells and power is purchased from Sierra Pacific Power Company.

    The 1994 exploration program concentrated on detailed ore delineation in the three known pit areas for reserve modeling, pit design and long-range production scheduling purposes, and for reserve expansion on the property.

    During 1994, the mine operated in compliance with all of its permits.

    Production royalties were paid to two owners of the leasehold lands in amounts of 5% of net smelter returns and 3.5% of net profits interest.

    Homestake's share of production from the Marigold mine was 28,328 ounces of gold in 1994 compared to 30,165 ounces in 1993.

                                    Geology

    Gold  resources  at  the  Marigold  mine are distributed within even known
mineralized  zones.    Ore  bodies  are  associated  with  broad  zones  of
silicification  and  local  decalcification  largely within the Permian Antler formation  and  the  underlying Ordovician Valmy formation.  Both stratigraphy
and    structure  control  the  location  and  geometry  of  the  zones  of mineralization. The ore bodies are sediment-hosted, disseminated deposits of micron-size gold, and are entirely oxidized.

    Homestake has a 33.3% share of the following amounts:

                   Year-end Proven and Probable Ore Reserves
                                 (100% Basis)

                                                  1994           1993
                                                ------         ------
Tons of ore (000s)                              14,070         15,749
Ounces of gold per ton                            .033           .034
Contained ounces of gold (000s)                    459            536

                          Operating Data (100% Basis)
                                                  1994           1993
                                                ------         ------
Production Statistics:
  Tons of ore mined                              2,247          2,243
  Stripping ratio (waste:ore)                    3.3:1            2:1
  Tons of ore milled (000s)                        678            689
  Ore grade milled (oz. gold/ton)                 .097           .108
  Mill recovery (%)                                 92             91
  Tons of ore leached (000s)                     1,616          1,505
  Ore grade leached (oz. gold/ton)                .018           .021
  Gold recovered (000 ozs.)                         85             90

Homestake's Cost per Ounce of Gold:
  Cash operating cost                            $ 226          $ 207
  Noncash cost                                      62             95
                                                 -----          -----
  Total production cost                          $ 288          $ 302


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

    Several open pits are mined simultaneously using conventional open-pit mining methods. Ore is processed by both heap leaching and conventional milling methods. Total material movement is between 25,000 to 30,000 TPD. The mill has a capacity of 1,500 TPD. The process uses both CIP and CIL circuits due to the mildly refractory nature of a portion of the ore. Low-grade ore is treated by heap leaching. In 1994, 83% of total gold production was from ore milled. Mine facilities are in good condition.

    Water is obtained from wells on the property and power is purchased from Sierra Pacific Power Company.

     The 1994 exploration program delineated some ore extensions in current mining areas but did not identify significant new reserves on the property.

    Production royalties of 2.2% of net smelter returns are payable on the principal producing areas of the mine. Overall, the underlying property ownership is complex, requiring special arrangements with respect to the commingling of ore from various locations.

    During 1994, the mine operated in compliance with all its environmental permits.

    Homestake's share of production from the Pinson mine was 11,817 ounces of gold in 1994 compared to 13,353 ounces in 1993.

                                    Geology

    The Pinson deposit includes six or more zones of gold mineralization largely hosted by carbonate rocks and calcareous siltstones of the Ordovician Conus formation. Ore bodies consist of diffuse disseminations of micron-size gold peripheral to faults cutting favorable stratigraphy. High-grade stringer zones have been identified deep in the system and are the subject of continuing investigation.

    Homestake has a 26.3% share of the following amounts:

                  Year-end Proven and Probable Ore Reserves
                                 (100% Basis)

                                                  1994           1993
                                                 -----          -----
Tons of ore (000s)                               4,743          4,771
Ounces of gold per ton                            .072           .068
Contained ounces of gold (000s)                    343            323

                          Operating Data (100% Basis)
                                                  1994           1993
                                                 -----          -----
Production Statistics:
  Tons of ore mined (000s)                         968            882
  Stripping ratio (waste:ore)                    6.6:1            7:1
  Tons of ore milled (000s)                        562            552
  Ore grade milled (oz. gold/ton)                 .078           .093
  Mill recovery (%)                                 83             85
  Tons of ore leached (000s)                       379            415
  Ore grade leached (oz. gold/ton)                .029           .031
  Gold recovered (000 ozs.)                         45             51

Homestake's Cost per Ounce of Gold:
  Cash operating cost                            $ 332          $ 267
  Noncash cost                                      44             41
                                                 -----          -----
  Total production cost                          $ 376          $ 308


Dee Mine

    In May 1994, the Company sold its interest in the Dee gold mine in Nevada to Rayrock for $16.5 million. Rayrock assumed responsibility for and indemnified Homestake against all environmental and reclamation matters. The Company recorded a $15.7 million pretax gain on this sale.

    Prior  to  the  sale,    the  Company's  share of gold production for 1994
totaled 1,984 ounces compared to 11,340 ounces during 1993.

CANADA

    Homestake has a 50% interest in the Williams and David Bell mines in the Hemlo mining district in Ontario and a 25% net profits interest in the Quarter Claim (adjacent to the David Bell mine). Homestake also owns and operates the Nickel Plate mine in south central British Columbia and has a 50.6% interest in Prime. Prime owns the Eskay Creek mine and has a 40% interest in the Snip mine, both of which are located in northwestern British Columbia.

    The Company conducts exploration and investigates mineral acquisition and development opportunities throughout Canada. Canadian activities are managed from an office in Vancouver, British Columbia.

Eskay Creek Mine

    Prime owns 100% of the Eskay Creek gold/silver mine. Through its interest in Prime, the Company has a 50.6% interest in the mine. Prime has contracted with Homestake to provide all necessary professional, managerial, and administrative services in connection with further exploration, development and operation of the Eskay Creek mine.

    The Eskay Creek property consists of five mining leases and various other mineral and surface rights comprising approximately 3,477 acres located 51 miles north of Stewart, British Columbia. The leases have remaining terms of approximately 26 to 30 years, subject to renewal rights. Access from the main highway to the mine is by 38 miles of single-lane gravel road.

    A feasibility study conducted in January 1994 determined that the most economical way of processing the ore was by direct shipment and sale of ore to smelters. A Mine Development Certificate was received from the Province of British Columbia on March 31, 1994. Construction of surface facilities commenced immediately and was completed in late October. Rehabilitation of the main access ramp and underground ventilation and electrical services was undertaken prior to the commencement of mining in December 1994. Shipments of ore commenced in January 1995. Underground mining utilizes a drift-and-fill method. Ore is processed through a crushing and blending facility located at the minesite. There are no tailings produced at the minesite. Some of the mine waste-rock is potentially acid-generating and is disposed of under water in a nearby barren lake. Workers are on a two-week work schedule followed by two weeks off.

    Two long-term sale contracts have been signed with smelters in Japan and Quebec. These contracts provide for a combined minimum delivery of 100,000 tons in the first year, with options to increase deliveries to 130,000 tons in the second year and beyond, subject to smelter approvals. A long-term truck hauling contract currently is being negotiated for the movement of ore 164 miles to Stewart for shipment to Japan and 224 miles to Kitwanga, British Columbia for shipment to Quebec. A dedicated ship-loading facility at Stewart has been upgraded to handle ore shipments. In addition, a new load-out facility has been constructed at the railhead in Kitwanga. Prime has also entered into a rail contract with Canadian National Railway to transport ore to Quebec.

     During 1994, Prime entered into agreements with Adrian Resources Ltd. and the Tagish Group and acquired 100% of mineral claims which cover a small portion of the Eskay Creek ore body. This acquisition settled all known Eskay Creek mine title disputes.

      In 1995, the mine is expected to produce 100,000 tons of ore containing approximately 170,000 ounces of gold and 7.3 million ounces of silver. Based on existing reserves, the mine has a projected life of eight to ten years.

    Power is produced on-site by diesel generation.

    See page 34 for a discussion of environmental matters.

    The mine is subject to an effective 1% net smelter royalty, with the exception of a small portion of the ore body, which is subject to an effective 2% net smelter royalty.

                                    Geology

    The Eskay Creek ore body is a precious metal-enriched volcanogenic massive sulfide deposit that occurs in association with volcanics of the Jurassic-aged (190+ million years) Hazelton Group. Eskay Creek mineralization is generally stratabound and occurs in a contact mudstone and breccia sandwiched between a rhyolite flow-dome complex and overlain by volcanic rocks in the west limb of a north-plunging fold. Sphalerite, pyrite, galena and tetrahedrite are the most abundant ore minerals. Native gold occurs as mostly microscopic particles located between sulfide grains or in fractures within sulfide grains, some locked in pyrite. Gold also occurs in volcanic rocks beneath the contact mudstone with visible gold, coarse grained sphalerite, pyrite and galena disseminated in quartz veins or stockwork.

                   Year-end Proven and Probable Ore Reserves
                                 (100% Basis)

                                                  1994
                                                ------
Tons of ore (000s)                               1,190
Ounces of gold per ton                            1.91
Contained ounces of gold (000s)                  2,274
Ounces of silver per ton                          85.5
Contained ounces of silver (000s)              101,800


Williams Mine

    The Williams gold mine is located in the Hemlo Gold Camp 217 miles east of Thunder Bay, Ontario adjacent to the Trans Canada Highway. The mine is operated by Williams Operating Corporation (WOC). Homestake and Teck Corporation (Teck) each own a 50% interest in WOC. The mine commenced operations in 1985.

    The property consists of 11 patented mining claims covering approximately 400 acres and one Crown mining lease. WOC operates the Williams mine with its own personnel. Homestake and Teck are required to provide funds equally to WOC for all costs incurred to operate the mine. Homestake and Teck have mutual rights of first refusal over each other's interest in the Williams mine and shares of WOC.

     The  Williams  mine  is  an underground operation which is accessible by a
4,300-foot  shaft.    Mining is carried out by the longhole, open-stope method
with  cemented  rock  fill.    In  addition,  300-400  TPD of low-grade ore is
recovered from a nearby open pit. Waste rock from the open pit is used for backfill in the underground operations. Cyanidation and the CIP process are used to recover gold. The mine has a 7,000 TPD capacity mill which operated
at  6,954  TPD  during  1994.    The  Williams  and David Bell mines share one
tailings basin facility located approximately two miles from the mill. This facility was expanded during 1994. Water from the tailings basin is treated during the summer months in an effluent treatment plant prior to discharge. The mines continue to reclaim mill process water separately. The mine's facilities and equipment are modern and in good condition.

    Following the installation of new crushing and ventilation systems in 1994, mining between the 9,065 and 9,240-foot levels commenced. In addition, exploration drifting and diamond drilling were carried out on the 9,175 and 9,450-foot levels and part of the open pit was redesigned and expanded to maximize ore extraction. Approximately two-thirds of the ore mined in 1994 was replaced by additions to ore reserves.

    During the next few years, production at the mine is expected to be slightly lower as the grades of ore mined more closely approximate the remaining life-of-mine ore grades.

    Water for the property is supplied from Cedar Creek and power is purchased from Ontario Hydro via long-term contracts. Propane for heating mine air and surface facilities is also purchased on long-term contracts. A new glycol heat recovery system was installed during 1994 which will reduce propane consumption.

       All environmental discharges during 1994 were in compliance with permit
levels.    The  mine  has  submitted  a  reclamation  and  closure plan to the
Government of Ontario for review.

    The 11 patented mining claims are subject to three net smelter royalties totaling a net effective rate of 2.08% and the Crown mining lease is subject to a net smelter royalty of 0.75%.

    Homestake's share of production was 222,660 ounces in 1994 compared to 246,126 ounces in 1993.

                                    Geology

     The   Hemlo  Gold Camp occurs within the east-west striking Heron Bay belt
of metamorphosed Archean aged rocks  (3.5  billion  years).    The  steeply
dipping ore bodies lie along the contact between overlying metasedimentary rocks and underlying volcanic rocks. Gold mineralization is hosted mainly by a fine grained feldspar porphyry unit associated with pyrite, barite and molybdenum.

    Homestake has a 50% share of the following amounts:

                   Year-end Proven and Probable Ore Reserves
                                 (100% Basis)

                                                  1994           1993
                                                ------         ------
Tons of ore (000s)                              34,050         34,905
Ounces of gold per ton                            .166           .170
Contained ounces of gold (000s)                  5,669          5,934






                           Operating Data (100% Basis)
                                                  1994           1993
                                                ------         ------
Production Statistics:
  Tons of ore milled (000s)                      2,538          2,557
  Mill feed ore grade (oz. gold/ton)              .184           .202
  Mill recovery (%)                                 95             95
  Gold recovered (000s ozs.)                       445            492

Homestake's Cost per Ounce of Gold:
  Cash operating cost                            $ 204          $ 199
  Noncash cost                                      42             48
                                                 -----          -----
  Total production cost                          $ 246          $ 247


David Bell Mine

    The David Bell gold mine is located in the Hemlo Gold Camp. The mine is operated by the Teck-Corona Operating Corporation (TCOC). Homestake and Teck each own a 50% interest in TCOC. The mine commenced operations in 1985.

    The mine is located on the same ore body as the Williams mine. The property consists of approximately 650 acres held under two freehold patents. TCOC operates the David Bell mine with its own personnel. Homestake and Teck are required to provide funds equally to TCOC for all costs incurred to operate the mine. Homestake and Teck have mutual rights of first refusal over each other's interest in the David Bell mine and shares of TCOC.

    The David Bell mine is an underground operation which is accessible by a 3,819-foot shaft. Production is from stopes using longhole mining methods with a mixture of cement, tailings, sand and waste rock produced underground as backfill. The mill operated at 1,402 TPD in 1994. Cyanidation and the CIP process are used to recover gold. The facilities and equipment are modern and in good condition.

    Mine development in 1994 included development of the new C-zone by a contractor and improvements to the mine ventilation network. The average width of ore at the David Bell mine is decreasing. In an effort to minimize the costs associated with this decrease, stoping of narrow width ore by longitudinal longhole retreat continued during the year. Gold production decreased slightly, reflecting lower ore grades and recoveries and reduced mill throughput associated with ore shortages from the underground due to narrower ore widths.

    During the next few years, production at the mine is expected to be slightly lower as the grades of ore mined more closely approximate the remaining life-of-mine ore grades.

    In-mine exploration potential is limited due to property boundary limits. Homestake and Teck each have a 50% interest in efforts to explore and develop mineral properties within approximately two miles of the David Bell property.

    The current collective bargaining agreement with the United Steel Workers of America is in effect until October 31, 1995.

    Water and power supplies are the same as those at the Williams mine.

    During  1994,  all environmental discharges were in compliance with permit
levels.    The  mine  has  submitted  a  reclamation  and  closure plan to the
Government of Ontario for review.

    The property is subject to a 3% net smelter royalty.

    Homestake's share of production at the David Bell mine was 96,109 ounces in 1994 compared with 107,594 ounces in 1993.

                                    Geology

    See "Williams Mine - Geology."

    Homestake has a 50% share of the following amounts:

                   Year-end Proven and Probable Ore Reserves
                                 (100% Basis)

                                                  1994           1993
                                                 -----          -----
  Tons of ore (000s)                             5,463          6,450
  Ounces of gold per ton                          .317           .316
  Contained ounces of gold (000s)                1,731          2,041


                          Operating Data (100% Basis)
                                                  1994           1993
                                                 -----          -----
Production Statistics:
  Tons of ore milled (000s)                        512            542
  Mill feed ore grade (oz. gold/ton)              .399           .416
  Mill recovery (%)                                 94             95
  Gold recovered (000 ozs.)                        192            215

Homestake's Cost per Ounce of Gold:
  Cash operating cost                            $ 168          $ 154
  Noncash cost                                      43             52
                                                 -----          -----
  Total production cost                          $ 211          $ 206


Quarter Claim

    The Quarter Claim constitutes approximately one-fourth of a mining claim, which was originally part of the David Bell property and was optioned to, and subsequently acquired by, Hemlo Gold Mines Inc. (Hemlo Gold) in 1982. Hemlo Gold developed a shaft and reserved hoisting and milling capacity of 500 TPD at its mill to process any ore found on the Quarter Claim. Homestake has a 25% net profits interest in all ore recovered from the Quarter Claim. In calculating the net profits interest, no allowance is made by Hemlo Gold for capital costs unless that capital is specifically required for the Quarter Claim.

    Homestake's share of production at the Quarter Claim was 7,745 ounces in 1994 compared with 11,094 ounces in 1993.

                                   Geology

    See "Williams Mine - Geology."

    Homestake has a 25% share of the following amounts:

                   Year-end Proven and Probable Ore Reserves
                                 (100% Basis)

                                                 1994            1993
                                                 -----          -----
Tons of ore (000s)                               1,185          1,380
Ounces of gold per ton                            .254           .256
Contained ounces of gold (000s)                    300            354

                          Operating Data (100% Basis)
                                                  1994           1993
                                                 -----          -----
Production Statistics:
  Tons of ore milled (000s)                        114            181
  Mill feed ore grade (oz. gold/ton)              .281           .255
  Mill recovery (%)                                 97             96
  Gold recovered (000 ozs.)                         31             44

Homestake's Cost per Ounce of Gold:
  Cash operating cost                            $ 177          $ 144


Nickel Plate Mine

    The Nickel Plate gold mine is located near Hedley, British Columbia and is owned 100% by Homestake. The mine was an underground gold mine prior to 1930 and from 1934 to 1955. Current operations began in 1987.

    The property is comprised of 111 Crown-granted claims, six reverted Crown-granted claims, two mining leases, 25 mineral claims and certain surface rights, covering approximately 8,015 acres. A paved road from Penticton, British Columbia, approximately 30 miles from the mine, provides access to the site.

    Mining  is carried out by conventional open-pit methods.  Ore is processed
in   a  4,000-TPD  mill.    Mill  processing  comprises  crushing,  grinding,
cyanidation and Merrill Crowe gold recovery. Tailings effluent is treated to destroy residual cyanide before deposition in a closed circuit effluent discharge impoundment basin. The facilities and equipment are modern and in good condition.

    The majority of the mine's process water is obtained from solutions recycled from the tailings impoundment basin. Fresh water make-up is supplied from a local creek during spring run-off and stored in a process water pond. Power is supplied by West Kootenay Power under an annually renewable contract.

    Mining at the Nickel Plate mine will be reduced substantially in early 1995. A milling rate of 4,000 TPD is planned through the end of 1996 at which time the ore reserve is expected to be depleted. During the fourth quarter of 1994, the Nickel Plate ore reserve was reduced by 8% reflecting mining experience in the Stage IV pit. The potential for additional ore reserves from exploration drilling is very limited.

    See page 34 for discussion of environmental matters.

    The mine has submitted a revised reclamation and closure plan to the regulatory agencies for review.

                                   Geology

     The Nickel Plate ore body is situated within the rocks of the Jurassic aged Hedley Formation consisting of thinly bedded calcareous siltstones and layered to massive limestone units dipping northwest at 20 to 30
degrees.    The  formation  is  intruded  by  Early  Jurassic,  coarse-
grained porphyritic diorite. A large hydrothermal system was associated with the diorite intrusions. Gold bearing sulfides
(pyrrhotite, pyrite and chalcopyrite) were emplaced during the latest phase of this hydrothermal process. Higher grades are associated with the contacts of the diorite dikes and sills and the Hedley formation and are confined to the skarn zone.


               Year-end Proven and Probable Ore Reserves

                                                  1994           1993
                                                 -----          -----
Tons of ore (000s)                               2,889          4,823
Ounces of gold per ton                            .077           .077
Contained ounces of gold (000s)                    223            370

                                Operating Data
                                                  1994           1993
                                                ------         ------
Production Statistics:
  Tons of ore milled (000s)                      1,438          1,412
  Mill feed ore grade (oz. gold/ton)              .070           .061
  Mill recovery (%)                                 81             85
  Gold recovered (000 ozs.)                         82             74

Cost per Ounce of Gold:
  Cash operating cost                            $ 351          $ 312
  Noncash cost                                      54             24
                                                 -----          -----
  Total production cost                          $ 405          $ 336


Snip Mine

    The Snip gold mine is located at the junction of Bronson Creek and the Iskut River, 56 air miles north of Stewart, in northwestern British Columbia. The mine is 40% owned by Prime. Cominco Ltd. (Cominco) owns the remaining
interest  and  is  the  operator.    Cominco receives a management fee for its
services as operator equivalent to 5% of cash expenditures made at the property. The mine commenced operations in January 1991.

    The property consists of a mining lease issued to Cominco for a term of 30 years, together with three mineral claims also recorded in the name of Cominco, covering approximately 3,637 acres.

    The mine is serviced by aircraft which utilize the mine's 4,500-foot long landing strip. In addition, a hovercraft transports mine concentrates, fuel and other supplies along the Iskut and Stikine rivers between the mine and Wrangell, Alaska from late March to early November each year. During the winter months, the only access is by aircraft due to ice accumulations on the rivers.

    The Snip mine is an underground operation serviced by three adits and a haulageway at the 400-foot level. Mining is carried out through a combination of shrinkage, conventional and mechanized cut and fill. Backfill is either underground waste rock or mill tailings which are pumped to the mine and mixed with cement. The mill can treat 500 TPD. Approximately 92% of the gold contained in the ore is recovered. A gravity circuit recovers about 36% of the gold and the remaining gold is recovered in flotation concentrates containing approximately ten ounces of gold per ton. The concentrates are sold to a third-party facility located near Stewart for final gold recovery. Mill tailings are deposited in a pond close to the mine and reclaimed water is pumped back to the mill for reuse. The facilities and equipment are modern and in good condition. Workers are on a four-week work schedule followed by two weeks off.

    Water is supplied from Bronson Creek and power is produced on-site by diesel generators.

    During 1994, all environmental discharges were within permit levels. There has been recent controversy regarding the environmental impact of the mine's hovercraft operations on fish in the Iskut river. The Company has agreed to further studies despite prior investigations indicating little environmental impact.

    Homestake's share of gold production in 1994 was 51,592 compared to 59,790 ounces in 1993.

                                     Geology

     The   main  ore  body at the Snip mine is called the Twin Zone, a 1.5 to 50 feet thick quartz-carbonate-sulfide-filled shear structure within a Triassic sedimentary unit. Gold primarily occurs as finely disseminated grains along pyrite grain boundaries. Other sulfides within the Twin Zone include pyrrhotite, chalcopyrite and sphalerite, with trace arsenopyrite. The vein structure has been traced over a strike length of 3,300 feet and has a known vertical extent to 1,650 feet.

    Prime has a 40% share of the following amounts:

                   Year-end Proven and Probable Ore Reserves
                                 (100% Basis)

                                                  1994           1993
                                                 -----         ------
Tons of ore (000s)                                 553            722
Ounces of gold per ton                            .797           .788
Contained ounces of gold (000s)                    441            569

                          Operating Data (100% Basis)
                                                  1994           1993
                                                ------         ------
Production Statistics:
  Tons of ore milled (000s)                        190            188
  Mill feed ore grade (oz. gold/ton)              .743           .865
  Mill recovery (%)                                 92             92
  Gold recovered (000 ozs.)*                       129            149

Homestake's Cost  per Ounce of Gold:*
  Cash operating cost                            $ 171          $ 152
  Noncash cost                                      59             83
                                                 -----          -----
  Total production cost                          $ 230          $ 235

*   Includes recoverable gold contained in dore bars and in concentrates.


AUSTRALIA

    Homestake  owns 81.5% of the shares of Homestake Gold of Australia Limited
(HGAL). HGAL is a gold mining and exploration company whose principal asset is a 50% ownership in Australia's largest gold mining operation, the consolidated surface and underground gold operations at Kalgoorlie, Western Australia.

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

    HGAL pays 50% of the costs and is entitled to receive 50% of the production from all operations, except for the FPV area of the Super Pit where HGAL pays 50% of venture costs but may not receive 50% of the production. GMK is entitled to receive more than 50% of gold production from the FPV area under certain circumstances out of the first 35.8 million tons of ore mined by open-pit methods from the FPV area of the Super Pit. The disproportionate quantity of gold to be received by GMK depends upon capital and production costs, gold prices and volumes mined from the FPV area. In 1994, HGAL paid to GMK 15,781 ounces under the disproportionate sharing arrangement. Through the end of 1994, approximately 15.9 million tons of ore have been mined from the FPV area of the Super Pit. The operations' facilities and equipment generally are in good condition.

    Contractors are employed to conduct surface mining operations, ore and concentrate haulage and some specialized services. Fresh water is supplied under allocation from the state water system and is piped 350 miles from Perth. Salt water is taken from bores and underground mines. Power is purchased under a number of agreements with the state power authority.

    In 1994, the Gidji roaster performed well within SO2 emission limits established by the Western Australian government. Intercept drainage channels were constructed to isolate the Oroya tailings dam from the nearby salt water drainage channel. A safety exclusion zone (SEZ) surrounding the Super Pit has been established and progressive acquisition of properties within this area is taking place. The SEZ, combined with measures to reduce noise and dust, has resulted in a significant improvement in the environment of residents living close to the mining operations.

    Revision of the Super Pit ore resource using computer-aided modelling techniques, in addition to a review of Mt. Charlotte reserves, expanded year-end proven and probable reserves by 7% during 1994. The Company's share of this increase was approximately 0.3 million ounces.

    No royalties are payable on production.

Super Pit

    This large open pit is located along the "Golden Mile" ore bodies previously mined from underground.

    In 1994, 59.7 million tons of material were mined containing 12.4 million tons of ore, compared to 59 million tons containing 10 million tons in 1993. HGAL's share of Super Pit gold production was 289,625 ounces in 1994 and 256,094 ounces in 1993.

Mt. Charlotte

    This underground mine uses bulk mining methods and large conventional diesel powered loaders and trucks to produce ore at the rate of 1.6 million tons per year. The main production level is 3,200 feet below surface. Long-hole stoping mining techniques are employed. Ore is crushed underground with primary crushers before being hoisted to secondary crushers at the surface.

    In 1994 and 1993, 1.7 million tons of ore were mined from Mt. Charlotte. HGAL's share of gold production was 61,021 ounces in 1994 and 70,981 ounces in 1993.

Mt Percy

    The Mt Percy open cuts were mined to their planned economic depth in July 1992, at which time mining ceased. Through May 1994, the mill continued to process previously stockpiled low-grade material blended with non-refractory ore from the Super Pit and Mt. Charlotte.

    HGAL's share of gold production was 1,353 ounces in 1994 and 5,457 ounces in 1993.

Mills

    Fimiston - a 14,550 TPD mill with CIP leaching and refractory sulfide flotation circuits that processes ore from the Super Pit. Approximately $15 million (100% basis) was spent in 1994 and a further $39 million of expenditures are planned during 1995 on an expansion program at the Fimiston mill. This program, which will be completed in 1995, will increase the mill's capacity to 28,000 TPD, including a 5,000 TPD free-milling sulfide circuit to treat Mt. Charlotte ore. The increase in capacity will improve the mill's efficiency and will also replace the capacity of the Oroya mill which is being dismantled in 1995 to allow for an expansion of the Super Pit.

    Oroya - a 7,700 TPD mill with CIP, refractory and non-refractory sulfide flotation circuits that processes ore from Mt. Charlotte and the Super Pit.

    Croesus - a 3,000 TPD mill with CIP and refractory sulfide flotation circuits that processes ore from the Super Pit.

    Mt Percy - a 2,500 TPD mill with a CIP circuit that processes ore from Mt Percy, the Super Pit and Mt. Charlotte.

    Gidji - a roaster complex situated 12 miles north of Kalgoorlie which comprises two converters and a CIP circuit to process all the concentrates.

    The combined mills processed 10.7 million tons of ore in 1994 and 1993.

    Cash operating costs were higher in 1994 primarily as a result of unfavorable foreign exchange rates. A moderate decline in costs was achieved on an Australian currency basis.

    HGAL's share of 1994 gold production from the consolidated Kalgoorlie operations was 352,081 ounces compared with 332,636 ounces in 1993.

                                     Geology

     The   ore  deposits  mined in the Kalgoorlie Goldfields occur within an intensely mineralized shear zone system  in  dolerite host rocks, within the Norseman-Wiluna Greenstone Belt which is part of the Yilgarn Block of
Western  Australia.    The  rocks are of Archaen age.  The favorable
structural metamorphic and lithologic setting in conjunction with hydrothermal activity controlled gold mineralization. In excess of 38 million ounces of gold have been produced at depths of up to 4,000 feet from high-grade lodes and adjacent disseminated mineralization in the Golden Mile Dolerite, and from the large stockwork mineralization which characterizes the Mt. Charlotte and Reward (underground) ore bodies.

    HGAL has a 50% share (subject to the disproportionate allocation discussed above) of the following amounts:

                   Year-end Proven and Probable Ore Reserves
                                 (100% Basis)

                                                  1994           1993
                                               -------        -------
Tons of ore (000s)                             158,790        146,895
Ounces of gold per ton                            .073           .074
Contained ounces of gold (000s)                 11,519         10,813

                          Operating Data (100% Basis)
                                                  1994           1993
                                                ------         ------
Production Statistics:
 Super Pit
  Tons of ore mined (000s)                      12,372          9,976
  Stripping ratio                                3.8:1          4.9:1
  Tons of ore milled (000s)                      8,963          8,502
  Mill feed ore grade (oz. gold/ton)              .077           .072
  Mill recovery (%)                                 88             86
  Gold recovered (000s)                            611            512

 Mt Percy
  Tons of ore milled (000s)                         94            465
  Mill feed ore grade (oz. gold/ton)              .029           .027
  Mill recovery (%)                                 86             88
  Gold recovered (000s)                              3             11

 Mt.  Charlotte
  Tons of ore mined (000s)                       1,680          1,697
  Tons of ore milled (000s)                      1,682          1,706
  Mill feed ore grade (oz. gold/ton)              .085           .096
  Mill recovery (%)                                 87             86
  Gold recovered (000s)                            122            142

Combined Production Statistics:
  Tons of ore mined (000s)                      14,052         11,673
  Tons of ore milled (000s)                     10,740         10,677
  Mill feed ore grade (oz. gold/ton)              .078           .074
  Mill recovery (%)                                 88             86
  Gold recovered (000 ozs.)                        736            665






Homestake's Consolidated Cost Per Ounce of Gold:
  Cash operating cost                            $ 259          $ 230
  Noncash cost                                      39             40
                                                 -----          -----
  Total production cost                          $ 298          $ 270


    Super Pit mining during the last five years has produced approximately 20% more ore than predicted by the ore reserve model.

Fortnum

    Fortnum is an open-pit gold mine located 485 miles northeast of Perth, Western Australia which had been on care and maintenance. On February 17, 1994 HGAL sold its interest in Fortnum to Perilya Mines NL. A gain of approximately $1.3 million was recorded on this sale.

CHILE

    Homestake    leases  and operates the El Hueso gold mine and also conducts exploration throughout Chile.  Homestake's office is in Santiago, Chile.

    El Hueso is an open-pit gold mine in the Maricunga District of Chile on property leased through June 1998 from Codelco, a government agency. The mine is located about 600 miles north of Santiago at an elevation of approximately 12,500 feet. The lease includes the right to use the existing plant. The land included in the original lease term has no applicable royalties. Operations commenced in 1987 and Homestake assumed control of the operation in 1988. Access to the mine is by 14 miles of dirt road.

    In 1991, additional land was contracted from Codelco and incorporated into the existing lease. This new land was subject to a net profits royalty of 50% on the first 50,000 ounces of production, which was achieved during 1993, and is now subject to a 30% net profits royalty.

    Ores from the mine are leached by two different methods of production. Higher-grade ore is crushed in three stages and then heap leached. Low-grade run-of-mine ore is heap leached without crushing. Gold-bearing solutions from both ores are treated by zinc precipitation to produce dore bars. The facilities are in good condition.

    Water and power are purchased from Codelco.

    Active mining operations at the El Hueso mine and the neighboring leases ceased in February 1995. Leaching of the piles will continue through to the end of the year at which time the operation will enter a reclamation phase. During this period some gold production will be derived from rinsing the heaps, a process in which residual cyanide is destroyed. Based on current estimates, full provision for mine closure, after considering the additional revenues to be received from gold produced during the reclamation phase, is included in the December 31, 1994 financial statements.

    In January 1994, additional new land was leased from Codelco and exploration activities on this land are ongoing. The Company plans to spend approximately $1 million in 1995 on an exploration prospect on this land, which, if successful, could require use of the El Hueso facilities. These new lands are subject to a 30% net profits royalty.

                                   Geology

     The El Hueso ore body is hosted by Lower Tertiary volcanic rocks and decalcified Jurassic sandstones and limestones in the Potrerillos porphyry copper district. Gold mineralization occurs in vertical
"feeder" structures and disseminated stratabound deposits associated with quartz, alunite, cervantite, scorodite, jarosite, goethite and stibnite.

                      Year-end Proven and Probable Ore Reserves

                                                  1994           1993
                                                 -----          -----
Tons of ore (000s)                                 136          3,151
Ounces of gold per ton                            .039           .039
Contained ounces of gold (000s)                      5            122

                                Operating Data
                                                  1994           1993
                                                 -----          -----
Production Statistics:
  Tons of ore mined (000s)                       2,895          3,132
  Stripping ratio (waste:ore)                    3.8:1          2.5:1
  Tons high-grade ore leached (000s)             1,720          1,964
  Leach feed ore grade (oz. gold/ton)             .035           .040
  Recovery (%)                                      80             82
  Tons low-grade ore leached (000s)              1,001          1,031
  Leach feed ore grade (oz. gold/ton)             .014           .015
  Recovery (%)                                      47             47
  Gold recovered - all ores (000 ozs.)              56             72

Cost per Ounce of Gold:
  Cash operating cost                            $ 403          $ 299
  Noncash cost                                      13             30
                                                 -----          -----
  Total production cost                          $ 416          $ 329


MEXICO

    Following a reorganization of its Mexican interests during 1994, Homestake owned an approximate 28% equity interest in Compania Minera Las Torres, S.A. De C.V. (Torres). Torres' primary asset is the Torres silver mining complex located near Guanajuato, about 250 miles northwest of Mexico City. Torres also owns the Encantada lead/silver mine located in the state of Coahuila, 50 miles south of Big Bend, Texas. Both of these operations are operated by Industrias Penoles, S.A. de C.V. The Torres silver mining complex covers approximately 18,000 acres and consists of several small separate silver/gold mines and a centrally located 2,500-TPD concentrator. Homestake's share of gold production from Torres totaled 12,884 ounces in 1994 compared to 12,844 ounces in 1993. Homestake received dividends from Torres of $1.6 million and $0.8 million in 1994 and 1993, respectively. In February 1995, the Company sold its 28% interest in Torres for $6 million.

                                    SULPHUR

    Homestake owns an undivided 16.7% interest in the Main Pass 299 sulphur deposit, which at December 31, 1994 contained proven recoverable reserves of approximately 70 million long tons of sulphur. Freeport McMoRan Resource Partners, Limited Partnership (FRP) owns a 58.3% interest in the deposit and is the operator under a joint operating agreement. IMC Fertilizer Inc. owns the remaining 25%.

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

     The sulphur deposit is being mined using the Frasch process, a method of extraction which injects steam to liquify the sulphur, which is then pumped to
surface.    Based  on  current  reserve estimates, projected costs and prices, annual production is expected to average two million long tons over a remaining reserve life in excess of 30 years.

    Fabrication and installation of production facilities began in 1990. Initial sulphur production commenced in 1992. Initial production was lower than anticipated because the production of overlying oil and gas reserves slowed the heating of the sulphur dome to required production temperatures. Full sulphur production levels of 5,500 TPD were reached in December 1993. Sulphur production averaged 6,200 TPD by the end of 1994. Homestake's 16.7% share of development expenditures through 1994 was approximately $123 million.

    FRP filters, blends, markets and delivers Homestake's share of sulphur production under an agreement having an initial term of ten years from commencement of production in 1992. Homestake can terminate the agreement by giving FRP two-years notice.

    During 1994, the sulphur market strengthened from a 20-year low which had lowered average realized prices to approximately $45 per ton at the end of
1993. With a modest increase in prices, Homestake expects its sulphur operations to break even or provide a small profit during 1995.

    Homestake was recently notified by Freeport that sulphur reserves at December 31, 1994 have been increased by approximately 6.4 million tons (100% basis). This increase includes 1.8 million tons added as a result of development drilling and 4.6 million tons added as a result of utilizing a lower porosity assumption based on experience to date.

    During sulphur exploration, oil and gas were discovered overlying the sulphur deposit. In 1990, the participants acquired the oil and gas rights from Chevron USA, Inc., for a total of $150 million, including reimbursement of certain costs incurred in partial development of the reserves. Homestake's 16.7% share of the oil and gas purchase and development costs through 1994 was approximately $55 million.

    The federal oil and gas lease requires a 16.7% royalty payment based on wellhead value. In addition, Chevron retained the right to share in the proceeds of future production should the price or volume realized exceed those which were used by the parties as the basis for determining the purchase price.

    Oil and gas production peaked during 1992 and is expected to decline over the next five years. Oil production (100% basis) totaled 5.2 million barrels in 1994 compared to 7.1 million barrels in 1993. In the fourth quarter of 1993, Homestake recorded a $16 million pretax write-down of its investment in the oil and gas assets due to a decline in oil prices. This write-down was based on Main Pass 299's realized price of $10.32 per barrel at December 31, 1993. The remaining carrying value of Homestake's investment in the Main Pass 299 oil and gas property is $11.6 million at December 31, 1994.

      Homestake's share of remaining recoverable oil reserves at December 31, 1994 is estimated to be 2.1 million barrels after adjusting for the federal royalty.

      Homestake has a 16.7% share of the following amounts:

                   Year-end Proven and Recoverable Reserves
                                 (100% Basis)

                                                  1994           1993
                                                ------         ------
Tons of sulphur (000s)                          70,321         66,205
Barrels of oil (000s)                           15,521         20,751

                      Production Statistics (100% Basis)
                                                  1994           1993
                                                 -----         ------
Tons of sulphur (000s)                           2,259            696
Barrels of oil (000s)                            5,240          7,080

                           Homestake's Per Unit Data
                                                  1994           1993
                                                 -----         ------
Average Sales Realizations:
  Per ton of Sulphur                              $ 53           $ 59
  Per barrel of oil                                 13             14

Costs
  Sulphur cash costs per ton                     $  49          $ 131
  Sulphur noncash costs per ton                     11             11
                                                 -----         ------
  Total production cost                          $  60          $ 142

  Oil cash costs per barrel                      $   4            $ 4
  Oil noncash costs per barrel                       6              9
                                                 -----          -----
  Total production cost                           $ 10           $ 13


MINERAL EXPLORATION

    As part of the corporate restructuring in 1992, Homestake reorganized its exploration activities. The Company moved away from a grassroots approach organized around district offices towards a more consolidated and centralized system which allows it to focus on large, high-quality, low-cost opportunities.

    United States exploration expenses totaled $11.8 million in 1994 and $11.1
million  in  1993.    Domestic exploration expenses in 1995 are expected to be
approximately $11 million.

    Discovery of a new mineralized zone (Ruby Hill) near Eureka, Nevada, was announced in November 1993. In 1994, exploration expenses totaling $6.5 million formed part of a delineation drilling program which commenced in April. In October 1994, following completion of this program, the Company announced its decision to proceed with a feasibility study on the West Archimedes oxide zone. This $4 million study will examine the economics of a portion of the preliminary geological resource estimate of 1.6 million ounces of gold. Advanced metallurgical studies will also commence in early 1995. In addition, exploration expenses of $5 million are planned for the Ruby Hill project in 1995.

    Through subsidiaries, Homestake also explores for gold and evaluates gold acquisition opportunities internationally, primarily in Australia, Canada and Chile. International exploration expenses totaled $9.5 million in 1994 and $6.4 million in 1993.

     In May 1994, the Company signed a Letter of Intent Agreement with L.B. Mining Co. for the exploration, development and operation of gold properties in the Guariche District of Bolivar State, Venezuela. This agreement was
terminated   in  November  1994  due  to  disappointing  exploration  results.
Additionally, the Company entered into an agreement with Corporacion Venezolana de Guayana for exploration and development of the El Foco mining property in Bolivar State, Venezuela. Exploration expenses related to the Venezuelan projects totaled $2.3 million in 1994.

    During 1994, the Company made a discovery near its El Hueso operation which, if follow-up work is successful, could result in the reopening of that mine. Homestake plans to spend approximately $1 million on exploration of this prospect located on its Agua de la Falda lease.

    Total exploration expenses of $21.3 million in 1994 compares to $17.5 million in 1993. In addition, expenses related to the exploration at
Homestake's operating mines totaled $8.4 million in 1994. These expenses are included in the individual mine property operating expenses and cost per ounce calculations.

                     GLOSSARY AND INFORMATION ON RESERVES

GLOSSARY

    The following terms used in the preceding discussion mean:

"Cash operating cost" includes all mining, in-mine exploration, processing and other plant costs, all royalties, state and local taxes (other than income), refining and marketing expenses, on-site general and administrative costs, and other direct costs, but excludes depreciation, depletion and amortization, corporate general and administrative expense, mineral exploration expense, Canadian provincial mining taxes, financing costs and long-term reclamation accruals.

"Noncash cost" includes depreciation, depletion and amortization of capital assets as well as accruals for the costs of reclamation, long-term monitoring and care that are usually incurred at the end of mine life.

"Total production cost" includes all cash operating costs and noncash costs.

"In-situ tons" refers to reserves still in the ground. This differs from previously mined stockpiled reserves that are being stored for future processing.

"Mineral deposit" is a mineralized body which has been delineated by appropriate drilling and/or underground sampling. Under SEC standards, a mineral deposit does not qualify as a reserve unless the recoveries from the deposit are expected to be sufficient to recover total cash and noncash costs for the mine and related facilities.

"Run-of-mine   ore"  is  mined  ore  which  has  not  been  subjected  to  any pretreatment, such as washing, sorting or crushing, prior to processing.

"Stripping ratio" is the ratio of the number of tons of waste to the number of tons of ore extracted at an open-pit mine.

"Tonnage" and "grade" refer, respectively, to the quantity of reserves and the amount of gold (or other products) contained in such reserves and include estimates for mining dilution but not for other processing losses.

"Tons" means short tons (2,000 lbs.) unless otherwise specified.

INFORMATION ON RESERVES

    Gold

    The proven and probable gold ore reserves stated in this report reflect estimated quantities and grades of gold in in-situ deposits and in stockpiles of mined material that Homestake believes can be recovered and sold at prices sufficient to recover the estimated future cash cost of production and remaining investment. The estimates of cash costs of production are based on current and projected costs. Prices are based on estimated future gold prices. The Company used a spot price of $360 per ounce of gold in its mine-by-mine evaluation of mining properties and investments at December 31, 1994.

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

    Calculation of Reserves

    Gold reserves are calculated for each of Homestake's properties by Homestake based upon factors relevant to each deposit. Gold ore reserves for those properties not operated by Homestake are based on reserve information provided to Homestake by the operator. Homestake has reviewed but has not independently confirmed the information provided by these operators.

    The sulphur and oil reserves at Main Pass 299 are based on information provided by the operator. Homestake reviewed the initial reserve data with independent consultants. Homestake has reviewed subsequent adjustments to these reserves but has not independently confirmed the reserve adjustments provided by the operator.

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

                             ENVIRONMENTAL MATTERS

General

    Homestake has made significant capital expenditures to minimize the effects of its operations on the environment. Capital expenditures primarily are for the purchase or development of environmental monitoring equipment and containment of waste. In 1994, these expenditures totaled approximately $6 million compared to $2 million in 1993. Homestake estimates that during 1995, capital expenditures for such purposes will be approximately $3 million and that during the five years ending December 31, 1999, such capital expenditures will be approximately $6 million.

    Homestake also incurs significant operating costs in order to comply with regulatory requirements. Operating costs include current reclamation costs, accruals for future reclamation expenditures and air, water and other environmental monitoring costs. Such additional costs totaled approximately $16 million in 1994, compared with approximately $10 million in 1993, not including related depreciation expense of $6 million and $7 million, respectively. Homestake estimates that environmental and related operating and depreciation costs in 1995 will approximate the 1994 amounts. The above amounts exclude expenditures related to the Company's discontinued uranium operations.

    Under applicable law and the terms of permits under which Homestake operates, Homestake is required to reclaim land disturbed by its operations. Homestake charges reclamation costs incurred in connection with its exploration activities as expenses in the year in which incurred. For mining operations, Homestake makes periodic accruals for costs of reclamation. In the mining industry, most reclamation work takes place generally after mining and related operations terminate. However, Homestake has adopted a policy of conducting reclamation during operations where practical and therefore, an increasing amount of reclamation is being conducted simultaneously with mining. At December 31, 1994 and 1993, Homestake had accrued a total of $49.2 million and $36.2 million, respectively, for future reclamation and related costs.

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

RCRA

    The United States Environmental Protection Agency (EPA), has not yet issued final regulations for management of mining wastes under the Resource Conservation and Recovery Act (RCRA). The ultimate effects and costs of compliance with RCRA cannot be estimated at this time.

CERCLA

    The United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), requires EPA to list known or threatened releases of hazardous substances, pollutants or contaminants. In 1983, EPA began publishing the National Priorities List (NPL). The listing of a site does not constitute a determination that any remedial action is required, nor that any person is liable for any remedial action or environmental damage. CERCLA imposes heavy liabilities on any person who is responsible for an actual or threatened release of any hazardous substance, including liability for oversight costs incurred by EPA. Congressional hearings for CERCLA reauthorization occurred in 1994. CERCLA reauthorization was not enacted in 1994 but is expected to occur in 1995.

Whitewood Creek

    Deposits of mine rock tailings on lands along a 21-mile stretch of Whitewood Creek in western South Dakota constitute a site on the NPL. EPA asserts that discharges of tailings by mining companies, including Homestake, beginning in the nineteenth century, have contaminated the soil and stream bed.

    In August 1990, Homestake signed a Consent Decree with EPA in United States of America v. Homestake Mining Company of California, (U.S. District Court, W.D., S.D., Civil Action 90-5101). The consent decree required Homestake to carry out remedial work at Homestake's expense and to reimburse EPA for oversight costs. The decree also provided for the three counties in which the property is located to enact institutional controls which would limit the future use of the properties included within the area of the site. Remedial field work was completed in 1993. Institutional control ordinances prepared with the assistance of the Company have been adopted in all three of the affected counties. Homestake and EPA are involved in negotiations to terminate the consent decree. The Record of Decision also requires the Company to continue to perform long-term monitoring of the site. Homestake expects to demonstrate by 1996 that the site does not present any risk to the environment or to public health or safety. Homestake has requested deletion of the site from the NPL and EPA has notified Homestake of their intention to move forward with the deletion. The Company expects the site to be deleted in 1995. The Company has paid all oversight costs billed to date.

    In connection with the program to implement institutional controls, the Company decided to offer to purchase all properties along Whitewood Creek that were affected by the institutional controls. Approximately $0.2 million has been spent to acquire property at the site from two separate landowners. Negotiations are continuing to acquire more of the site. The Company estimates that the total cost for purchasing all of the affected property would be approximately $3 million. These costs will be expensed if and when incurred.

    In 1983, the State of South Dakota filed claims against Homestake for natural resources damages resulting from the release of tailings into the Whitewood Creek Site. The State has taken no action to pursue the claims.

Grants Tailings

    Homestake's closed uranium mill site near Grants, New Mexico is listed on the National Priorities List (NPL). EPA asserted that leachate from the tailings contaminated a shallow aquifer used by adjacent residential subdivisions. Homestake paid the cost of extending the municipal water supply to the affected homes. Homestake has operated a water injection and collection system that has significantly improved the quality of the aquifer to a point where contaminants are below natural background levels off the
millsite.    The estimated costs of continued compliance are included in the accrued reclamation liability. Homestake has settled with EPA concerning their oversight cost for this site and no additional oversight costs are accruing. The consent decree has been terminated.

    Under a 1987 EPA Administrative Order on Consent (AOC), Homestake studied radon levels in houses in the subdivisions near the Grants mill. Based on the study, EPA concluded that the Homestake mill and tailings facilities are not contributing significantly to radon concentrations in the subdivisions. The Nuclear Regulatory Commission and the State of New Mexico have concurred with EPA's decision to take no further action in this regard. The AOC has been terminated.

     Effective  March  1990,  EPA  promulgated National Emissions Standards for
radionuclides  emissions  under  Section  112  of  the  Clean  Air  Act.   The
regulations generally require closure and compliance by uranium mill tailings facilities on or before December 1991, or two years after cessation of operations, whichever is later. Homestake closed its Grants uranium processing
facility  in  1990.   EPA, several environmental groups and a number of mining
companies, including the Company, entered into an agreement which provided that EPA's regulations governing radionuclide emissions from uranium mill tailings disposal sites that are licensed by the Nuclear Regulatory Commission
(NRC) would be rescinded and the NRC would regulate radionuclide emissions in connection with its regulation of the decommissioning of the uranium mill
tailings  facilities.    Under  NRC  regulations, the decommissioning would be
affected in accordance with the provisions of the facility's license. The facility license sets the closure of the two tailings impoundments for 1996 and 2001, subject to extension under certain circumstances. The NRC and EPA signed a Memorandum of Understanding in 1993 which has established NRC as the
enforcement  agency.    Mill  decommissioning  was  completed  in  1994  and
reclamation  of  the Grants large tailings site is scheduled for completion in
1996.    During  1994,  the  Company  incurred  approximately  $14  million of expenditures at the Grant's facility and an additional $15 million is planned to be expended during 1995.

    Title X of the Energy Policy Act of 1992 provides for reimbursement by the United States Department of Energy (DOE) for certain costs of reclamation, decommissioning and remedial action for byproduct material (primarily tailings) generated as an incident of uranium sales to the United States. Reimbursement is subject to compliance with the regulations issued by the DOE and appropriation by Congress from a fund established under the Energy Policy Act. Congress has appropriated $83 million for disbursement in fiscal years 1994 and 1995. The Company and the DOE have agreed that approximately 51% of the tailings at Grants were generated as an incident of uranium sales to the United States. Homestake has submitted an initial reimbursement claim for $14.2 million for the 1975 to 1993 time period and has received $4.3 million to date. A claim for approximately $7 million will be submitted in 1995 for 1994 expenditures. Homestake believes that its reclamation reserves for uranium operations and amounts expected to be received under the Energy Policy Act are sufficient to provide for all reclamation costs for the Grants site.

    In 1983, the State of New Mexico filed claims against Homestake for natural resource damages resulting from the Grants site. The State has taken no action to pursue the claims.

Other Uranium

    In 1994, the Company (along with a number of other companies and government agencies) received notice from EPA that it may be a potentially responsible party with respect to the cleanup of the Colorado School of Mines Research Institute (CSMRI) site near Denver, Colorado. The Company sent ore samples, principally uranium ore, to the CSMRI site for testing at various times over a period in excess of 25 years. EPA has conducted certain remedial actions at the CSMRI site at a cost in excess of $1 million and proposes to conduct additional remediation and disposal activities, the cost of which is not yet determinable. The Company demonstrated to the EPA's satisfaction that Homestake is a de minimus contributor and has settled the claim such that the Company has no liability as long as the clean-up costs are less than $20 million.

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

    In June 1991, HLCM and AMAX were notified of a potential claim by the Jackson County, Mississippi Port Authority for contamination of soil and water alleged to have resulted from storage and shipment of lead dross at the Port of Pascagoula prior to the formation of Doe Run; since that time, a number of other lead producers and former lead producers have also been so notified. In July 1991, HLCM tendered the claim to Fluor and Doe Run. They rejected the tender and HLCM filed suit in the Superior Court of Orange County, California for breach of contract and declaratory relief (Superior Court, Dept. 20, No. 673777). Subsequent to the filing of that action, HLCM tendered two additional potential claims arising out of the pre-1986 lead business to Fluor and Doe Run. Doe Run and Fluor rejected both tenders.

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

    In settlement of the matter in respect of AMAX, HLCM agreed to indemnify AMAX in respect of future off-site environmental liability arising in respect of lead dross and other smelter byproducts. AMAX has acknowledged that it is responsible for its proportionate share of off-site environmental liability associated with lead metal and lead concentrate, and AMAX has acknowledged the effectiveness of HLCM's transfer to Doe Run of obligations HLCM had to AMAX arising in connection with HLCM's acquisition of AMAX's interest in the Missouri facilities. HLCM and Fluor also agreed to dismiss Fluor out of the litigation on the basis of a stipulation by Fluor acknowledging its responsibility with respect to obligations of Doe Run to HLCM should Doe Run be unable to satisfy its obligations.

    In December 1993, trial was held with respect to HLCM's claims against Doe Run and in January 1994, the court ruled against HLCM and in favor of Doe Run. That ruling is being appealed.

    The State of Mississippi Department of Environmental Quality, under the Mississippi version of CERCLA, is reviewing the Port of Pascagoula site. The Port of Pascagoula is considered the prime PRP (Potentially Responsible Party) at this site, but the Port has also made claims for reimbursement against customers whose material was stored at and shipped through the site. Homestake and other companies are working with the Port of Pascagoula and the State of Mississippi to address the potential lead contamination. The State currently is reviewing analytical data from the site. As a result of subsequent investigations conducted by the Company and others, the Company believes that most of the material at the Pascagoula site, and the material primarily responsible for the contamination, is lead concentrate. Based on review of shipping records to date, less than half of the lead concentrate shipped through the Port of Pascagoula was produced and sold for the account of the Company.

Foreign Operations

    The Nickel Plate mine had been placed on a Pollution Concern List by the Ministry of Environment, Lands and Parks due to tailings dam seepage and elevated  levels  of  sulfates  and  nitrates  in run-off water from the waste dumps. During 1993, significant work was undertaken to modify and further improve the tailings dam seepage handling system to limit effluent bypassing
the  system.    Additional  reclamation  undertaken  in  1994  includes  the rehabilitation of waste dumps and a small pit that was mined out in 1992. On February 22, 1994 the mine was removed from the Pollution Concern List.

    During 1993, the Eskay Creek mine was placed on a Pollution Concern List by the Ministry of Environment, Lands and Parks due to acid drainage from rock storage areas. In early 1993, a lime treatment plant was installed to treat the acidic water and the project was removed from the Pollution Concern List on February 22, 1994.

    Homestake believes that its foreign operations comply with applicable laws, regulations and permit conditions and has no knowledge of any significant environmental liability or contingent liability resulting from its foreign operations. Homestake expects that environmental constraints in foreign countries will become increasingly strict.

                                   CUSTOMERS

    Sales of $129 million, $118 million and $100 million to three customers in 1994 were in excess of 10% of Homestake's consolidated revenues. Homestake believes that the loss of any of these customers would not have a material adverse impact on Homestake because of the active worldwide market for gold.


                               CREDIT FACILITIES

    See note 14 to the consolidated financial statements on page 41 of the 1994 Annual Report to Shareholders for details of the Company's credit facilities. Such information is hereby incorporated by reference.

                                   EMPLOYEES

    The number of full-time employees at December 31, 1994 of Homestake and its subsidiaries was:

    Homestake mine*                                          996
    McLaughlin mine                                          343
    El Hueso mine*                                           181
    Nickel Plate mine                                        164
    United States corporate staff and other                   75
    Eskay Creek mine                                          71
    Canada exploration and corporate staff                    33
    HGAL exploration and corporate staff                      28
    United States exploration                                 27
    Santa Fe mine                                             16
    Uranium                                                   12
    Chile exploration and corporate staff                     10
                                                           -----
          Total                                            1,956

     The number of full-time employees at December 31, 1994 in jointly-owned operations in which Homestake participates was:

    Kalgoorlie Consolidated Gold Mines Pty Ltd*            1,128
    Williams Operating Corporation                           603
    Round Mountain mine                                      536
    Teck-Corona Operating Corporation*                       232
    Rayrock managed operations (Marigold and
        Pinson mines)                                        212
    Snip mine                                                138
    Main Pass 299                                            150
                                                           -----
           Total                                           2,999

* Operations where a portion of the employees are represented by a labor union.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company, their ages at December 31, 1994, their business experience and principal occupations during the past five years
and   their business backgrounds are:

      Harry M. Conger - Chairman of the Board and Chief Executive Officer since December 1982, age 64. He has been Chief Executive Officer since December 1978 and was President from 1977 to 1986. He is a mining engineer with over 39 years of professional experience.

      Jack E. Thompson - President and Chief Operating Officer since August 1994, age 44. Since August 1994, he has also been Chairman of Prime. He was Executive Vice President, Canada of the Company and President of Prime from 1992 through August 1994. He also was President of North American Metals Corp. from 1988 until 1993. He is a mining engineer with over 24 years of experience in mining and mine management.

      Gene G. Elam - Vice President, Finance and Chief Financial Officer since September 1990, age 55. Before joining Homestake, he was Senior Vice President, Administrative Services of Pacific Gas and Electric Company from April 1989 through August 1990 and was Vice President and Controller from January 1987 through March 1989. He was President and Chief Executive Officer of The Pacific Lumber Company from 1982 to 1986, President in 1980 and 1981, and Chief Financial Officer from 1972 until 1980. He is a certified public accountant with over 33 years of experience in accounting and finance.

      Lee  A. Graber  -  Vice President, Corporate Development since 1983, age
46. From 1980 to 1983, he was Manager, Corporate Development and Planning. He has over 23 years of experience in finance and corporate development.

      Wayne  Kirk  -    Vice  President,  General  Counsel and Secretary since
September 1992, age 51. He was a partner in Thelen, Marrin, Johnson & Bridges from 1976 to 1992. He has practiced law for more than 25 years.

      Gillyeard J. Leathley - Vice President, Canadian Operations since September 1992, age 57. Before joining Homestake, he was Senior Vice President, Operations for International Corona Corporation from 1986 to
September  1992.    He  has  over  37  years  of experience in mining and mine management.

      Ronald D. Parker - Vice President Canada and President, Homestake Canada Inc. since August 1994, age 44. He also has been President and Chief Executive Officer of Prime since August 1994. He was the Resident General Manager of the McLaughlin mine from 1988 until August 1994. He is an engineer with over 23 years of experience in mining and mine management.

      Anthony H. Ransom - Vice President, Exploration since September 1992, age 48. Before joining Homestake, he was Vice President, Exploration for International Corona Corporation from 1991 to September 1992. Prior to 1991 he was Director, Western Exploration for International Corona Corporation and prior to 1988 was President of Pamorex Minerals Inc., a gold mining and exploration company. He is a geologist with more than 27 years of professional experience.

      Allen S. Winters - Vice President, Mine Operations since 1987, age 54. From 1978 to 1987, and from July 1992 until December 31, 1994, he was Resident General Manager of the Homestake Mine. He is a mining engineer with more than 35 years of experience.

      Jan P. Berger - Treasurer since August 1992, age 39. He has been with Homestake since 1989, first as senior analyst in the finance group and from 1991 to 1992 was Manager, Internal Audit. Prior to joining Homestake, he was an analyst for Bechtel Financing Services Inc. Before Bechtel, he worked as an engineering and exploration geologist in the consulting and petroleum industries. He has over 13 years of experience in exploration and finance.

      David W. Peat - Controller since September 1992, age 42. Prior to joining Homestake, he was Vice President, Controller for International Corona Corporation. Prior to 1987 he served as Assistant Corporate Controller for Sherritt Gordon Mines Limited. He is a chartered accountant with over 18 years of accounting and finance experience.

      No officer is related to any other officer by blood, marriage or adoption.

      Officers are elected to serve until the next annual meeting of the Board of Directors at which officers are elected or until their successors are chosen.

      No arrangement or understanding exists between any officer and any other person under which any officer was elected.

                              ITEM 2 - PROPERTIES

      See Item 1 - Business.

                          ITEM 3 - LEGAL PROCEEDINGS

      Certain environmental proceedings in which the Company is or may become a party are discussed on pages 30 through 34 under the caption "Environmental Matters."

      On October 13, 1993, Goldstake Explorations (S.D.) Inc. filed an action in the Federal District Court of Colorado against Homestake Mining Company of California ("Homestake California") and its wholly owned subsidiary, Whitewood Development Corporation ("Whitewood"), Goldstake Explorations (S.D.) Inc. v. Homestake Mining Company of California et al., No. 93-M-2149. The complaint alleged that Homestake California and Whitewood fraudulently induced Goldstake to enter into a joint venture agreement in 1988 between Goldstake and Whitewood with respect to the mining of mine tailings in Whitewood Creek, near the Company's mine in South Dakota. The complaint alleged that Homestake California and Whitewood misrepresented their intent to mine the tailings in order to prevent Goldstake from mining the tailings. The complaint also alleged that Whitewood breached the joint venture agreement and duties owed to Goldstake under the joint venture agreement in various respects, that Homestake California induced those breaches, and that Homestake California and Whitewood engaged in acts of misrepresentation during the conduct of the joint venture's activities. Goldstake claimed unspecified compensatory and punitive damages. The litigation was stayed in order for the matter to be arbitrated. During the second quarter of 1994, Goldstake amended its claim to allege actual damages of $137.5 million. The arbitration hearing was held in January 1995. At the arbitration, Goldstake claimed damages of approximately $79 million. On March 27, 1995 the arbitrators entered their decision under which Homestake California and Whitewood are to pay Goldstake $0.5 million within 30 days and promptly apply for all necessary permits to construct and operate a mine and processing facility. If all permits have not been obtained by December 31, 1995, Homestake California and Whitewood are to pay Goldstake an additional $0.5 million. If all permits have not been obtained by December 31, 1996, Homestake California and Whitewood are to pay Goldstake an additional $0.5 million.

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

b. The number of holders of common stock of record as of March 13, 1995 was 25,463.

c. Information about the range of sales prices for the common stock and the frequency and amount of dividends declared during the past two years appears in the tables on page 50 in the Registrant's 1994 Annual Report to Shareholders. The tables setting forth sales prices and dividends are hereby incorporated by reference. Information about certain restrictive covenants under the Company's line of credit appears on page 41 in Note 14 entitled "Long-term Debt" in the Notes to Consolidated Financial Statements in the Company's 1994 Annual Report to Shareholders. Such information is hereby incorporated by reference.

d. Reference is hereby made to the Note 20 entitled "Shareholders' Equity" on pages 44 and 45 in the Notes to Consolidated Financial Statements in the Company's 1994 Annual Report to Shareholders. Such information is hereby incorporated by reference.

                       ITEM 6 - SELECTED FINANCIAL DATA

      A summary of selected consolidated financial data of the Company and its subsidiaries for the seven-year period ended December 31, 1994 appears on pages 48 and 49 in the 1994 Annual Report to Shareholders. The summary of selected consolidated financial data is hereby incorporated by reference.

                ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations covering the three-year period ended December 31, 1994 appears on pages 25 through 30 in the 1994 Annual Report to Shareholders and is hereby incorporated by reference.

             ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The   1994  Annual  Report  to  Shareholders  includes  the  Company's consolidated balance sheets as of December 31, 1994 and 1993 and related statements of consolidated operations, consolidated shareholders' equity and consolidated cash flows for each of the three years in the period ended December 31, 1994 and the independent auditors' report thereon, and certain supplementary financial information. The following are hereby incorporated by reference from the 1994 Annual Report to Shareholders at the pages indicated:

      Report of Independent Auditors (page 31)
      Statements of Consolidated Operations (page 32)
      Consolidated Balance Sheets (page 33)
      Statements of Consolidated Shareholders' Equity (page 34)
      Statements of Consolidated Cash Flows (page 35)
      Notes to Consolidated Financial Statements (pages 36-47)
      Quarterly Selected Data (page 50)

           ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

      On March 3, 1993, pursuant to the recommendation of the Audit Committee, the Company terminated Deloitte & Touche LLP as independent auditors for the Company and its subsidiaries upon completion of their 1992 audit engagement. Deloitte & Touche LLP's reports on the consolidated financial statements of the Company for 1991 and 1992 did not contain an adverse opinion or a disclaimer of opinion and the reports were not qualified or modified as to uncertainty, audit scope, or accounting principles. During 1992 and the interim period through the date of termination, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Deloitte & Touche LLP would have caused Deloitte & Touche LLP to make a reference to the subject matter of the disagreement in connection with its report. During 1992 and the interim period through the date of termination, there did not occur any kind of event listed in paragraphs (a)(1)(v)(A) through (D) of Regulation S-K, Item 304.

      Effective March 3, 1993, pursuant to the recommendation of the Audit Committee, the Company engaged Coopers & Lybrand LLP as independent auditors to audit the Company's financial statements for 1993. During 1992 and the interim period through the date of termination, neither the Company nor any person acting on behalf of the Company consulted Coopers & Lybrand LLP regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph
(a)(1)(iv) of Regulation S-K, Item 304 and the related instructions) or a reportable event (as described in paragraph (a)(1)(v) of Regulation S-K, Item
304).

                                   PART III

                            ITEMS 10, 11, 12 AND 13

      In accordance with General Instruction G(3), Items 10, 11, 12 and 13 (with the exception of certain information pertaining to executive officers, which is included in Part I hereof) have been omitted from this report since a definitive proxy statement is being filed with the Securities and Exchange Commission and furnished to shareholders pursuant to Regulation 14A.

      The information contained in the proxy statement relating to directors, executive compensation, security ownership and certain relationships (other than the performance graph and Compensation Committee report contained therein) is hereby incorporated by reference.

                                    PART IV

              ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                           AND REPORTS ON FORMS 8-K

(a)1.  Financial Statements:

            Refer to Part II, Item 8.

   2.  Financial Statement Schedules:

            Schedules for the years ended December 31, 1994, 1993, and 1992 -

            II    Valuation and Qualifying Accounts

            Report of Independent Auditors

            Schedules not listed are omitted because they are not required or because the required information is included elsewhere in this report.

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

  4.2 Registrant hereby agrees to furnish to the Commission, upon request, a copy of the instruments which define the rights of the holders of long-term debt of the Company. None of such instruments not included as exhibits herein collectively represents long-term debt in excess of 10% of the consolidated total assets of the Registrant.
  10.1 Amended and restated credit agreement dated as of September 30, 1994 between the Registrant, the Lenders, Bank of Nova Scotia and Canadian Imperial Bank of Commerce as managing agents and Canadian Imperial Bank of Commerce as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated March 20, 1995).
* 10.2 Retirement plan for outside directors of the Registrant dated as of July 21, 1994 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated March 20, 1995).
  10.3 Lease agreement dated June 17, 1988 between the Registrant's wholly-owned subsidiary, Minera Homestake Chile, S.A. and CODELCO-Chile (incorporated by reference to Exhibit 10(f) to the Registrant's Form 10-K for the year ended December 31,
               1989).
  10.4 Amendment dated September 4, 1991 to the lease agreement dated June 17, 1988 between the Registrant's wholly-owned subsidiary, Minera Homestake Chile, S.A. and CODELCO-Chile (incorporated by reference to Exhibit 10(a) to the Registrant's Form 10-K for the year ended December 31, 1989).
  10.5 Agreement dated October 9, 1991 between the Registrant and Chevron Minerals Ltd. (incorporated by reference to Exhibit 10(b) to the Registrant's Form 10-K for the year ended December 31, 1991).
  10.6 Guarantee dated December 18, 1991 between the Registrant and Chevron Minerals Ltd. (incorporated by reference to Exhibit 10(c) to the Registrant's Form 10-K for the year ended December 31, 1991).
  10.7 Agreement dated May 4, 1990 for the sale of the Registrant's 42.5% partnership interest in The Doe Run Company (incorporated by reference to Exhibit 28(a) to the Registrant's Form 8-K dated May 18, 1990).
  10.8 Purchase and sale agreement dated January 15, 1989 between the Registrant's subsidiary Homestake Gold of Australia Limited and North Kalgoorlie Mines Limited (and Group Companies) and Kalgoorlie Lake View Pty. Ltd. (incorporated by reference to
               Exhibit 10(g) to the Registrant's Form 10-K for the year ended December 31, 1989).
  10.9 Joint Operating Agreement dated May 1, 1988 between Freeport-McMoRan Resources Partners, IMC Fertilizer, Inc. and Felmont Oil Corporation (a subsidiary of Registrant) relating to the Main Pass Block 299 sulphur project (incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K for the year ended December 31, 1992).
  10.10 Amendment No. 1 dated July 1, 1993 to Joint Operating Agreement between Freeport McMoRan Resources Partners, IMC Fertilizer, Inc. and Homestake Sulphur Company (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 1993).
  10.11 Amendment No. 2 dated November 30, 1993 to Joint Operating Agreement between Freeport McMoRan Resources Partners, IMC Fertilizer, Inc. and Homestake Sulphur Company (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 1993).
  10.12 Amended and Restated Project Agreement (David Bell Mine) dated as of April 1, 1986 among Teck Corporation, International Corona Resources Ltd. (a subsidiary of International Corona Corporation, now Homestake Canada Inc. and a subsidiary of Registrant), Teck-Hemlo Inc., Corona-Hemlo Inc. (a subsidiary of International Corona Corporation, now Homestake Canada Inc. and a subsidiary of Registrant) (incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K for the year ended December 31, 1992).

   10.13    Amended  and  Restated Operating Agreement (David Bell Mine) among
            Teck   Corporation,  International  Corona  Resources  Ltd.  (a
            subsidiary of International Corona Corporation, now Homestake Canada Inc. and a subsidiary of Registrant), Teck Mining Group Limited, Teck-Corona Operating Corporation, Teck-Hemlo Inc. and Corona-Hemlo Inc. (a subsidiary of International Corona Corporation, now Homestake Canada Inc. and a subsidiary of Registrant) (incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K for the year ended December 31, 1992).
  10.14 Project Agreement (Williams Mine) dated August 11, 1989 among Teck Corporation, Corona Corporation (now Homestake Canada Inc. and a subsidiary of Registrant) and Williams Operating Corporation (incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K for the year ended December 31, 1992).
  10.15 Operating Agreement (Williams Mine) dated August 11, 1989 among Teck Corporation, Corona Corporation (now Homestake Canada Inc. and a subsidiary of Registrant), Teck Mining Group Limited and Williams Operating Corporation (incorporated by reference to
            Exhibit 10.20 to the Registrant's Form 10-K for the year ended December 31, 1992).
  10.16 Shareholders' Agreement dated August 11, 1989 among Corona Corporation (now Homestake Canada Inc. and a subsidiary of Registrant), Teck Corporation and Williams Operating Corporation (incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K for the year ended December 31, 1992).
  10.17 Agreement dated January 25, 1983 between Noranda Exploration Company Limited, Teck Corporation and International Corona Resources Limited (a subsidiary of International Corona Corporation, now Homestake Canada Inc. and a subsidiary of Registrant), relating to development of the Quarter Claim mine (incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K for the year ended December 31, 1992).
* 10.18     1986    Deferred  Income  Plan  of  Homestake  Mining  Company
            (incorporated by reference to Exhibit 10(a) to the Registrant's Form 10-K for the year ended December 31, 1990).
* 10.19 First Amendment to the 1986 Deferred Income Plan of Homestake Mining Company (incorporated by reference to Exhibit 10(b) to the Registrant's Form 10-K for the year ended December 31, 1990).
* 10.20 Agreement dated July 16, 1982, as amended November 3, 1987 and February 23, 1990, between the Registrant and H. M. Conger (incorporated by reference to Exhibit 10(a) to the Registrant's Form 10-K for the year ended December 31, 1989).
* 10.21 Description of Change of Control Severance Plan applicable to certain officers of Registrant (incorporated by reference to
            Exhibit 10.27 to the Registrant's Form 10-K for the year ended December 31, 1992).
* 10.22 Executive Supplemental Retirement Plan of Homestake Mining Company, amended and restated effective January 1, 1990 (incorporated by reference to Exhibit 10(d) to the Registrant's Form 10-K for the year ended December 31, 1989).
* 10.23 Supplemental Retirement Plan of Homestake Mining Company, amended and restated effective as of January 1, 1990 (incorporated by reference to Exhibit 10(e) to the Registrant's Form 10-K for the year ended December 31, 1989).
* 10.24 Share Incentive Plan effective July 1, 1988 of International Corona Corporation (now Homestake Canada Inc. and subsidiary of Registrant), as amended October 22, 1991 (incorporated by reference to Exhibit 10.32 to the Registrant's Form 10-K for the year ended December 31, 1992).
  10.25 Shareholder Agreement dated January 1, 1989 among Homestake Mining Company, Case, Pomeroy & Company, Inc. and Hadley Case (incorporated by reference to Exhibit 10(a) to the Registrant's Form 10-K for the year ended December 31, 1988).
  10.26 Amendment dated March 27, 1992 to Shareholder Agreement dated January 1, 1989 among Homestake Mining Company, Case, Pomeroy & Company, Inc., and Hadley Case (incorporated by reference to
            Exhibit 10.14 to the S-4 Registration Statement).

* 10.27     Consulting Agreement dated July 24, 1992, between Stuart T. Peeler and  the Registrant (incorporated by reference to Exhibit 10.36 to the Registrant's Form 10-K for the year ended December 31, 1992).
* 10.28     Consulting  agreement  dated  March  1,  1993  between  William A.
            Humphrey  and the Registrant (incorporated by reference to Exhibit
            10.27  to  the  Registrant's Form 10-K for the year ended December
            31, 1993).
* 10.29     Employees  Non-Qualified  Stock Option Plan--1978 (incorporated by reference  to  Exhibit 10(a) to the Registrant's Form 10-K for the
            year ended December 31, 1984, Commission File Number 1-1235 and to
            Post  Effective  Amendment  No. 3 to the Registrant's Registration
            Statement on Form S-8 dated March 11, 1988).
* 10.30     1981  Incentive  Stock  Option  Plan (incorporated by reference to
            Exhibit  10(b)  to  the  Registrant's Form 10-K for the year ended
            December  31,  1984,  Commission  File  Number  1-1235 and to Post
            Effective   Amendment  No.  3  to  the  Registrant's  Registration
            Statement on Form S-8 dated March 11, 1988).
* 10.31     Long  Term  Incentive  Plan  of  1983  of Homestake Mining Company
            (incorporated  by  reference  to Exhibit 10(g) to the Registrant's
            Registration Statement on Form S-14 dated May 16, 1984).
* 10.32     Employees'  Stock Option and Share Rights Plan--1988 (incorporated by  reference  to  Exhibit 10(n) to the Registrant's Form 10-K for
            the year ended December 31, 1987).
  11        Computation of Earnings Per Share.
  13        Specified sections of the 1994 Annual Report to Shareholders.
  22        Subsidiaries of the Registrant.
  24        Consent of Coopers & Lybrand LLP, Independent Auditors.
  27        Financial Data Schedule.

* Compensatory plan or management contract.

(b)   Reports Filed on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of 1994.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                HOMESTAKE  MINING COMPANY




Date March 23, 1995                             By  /s/ H.M. Conger
    ---------------                                 -----------------
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


Signature                       Capacity                         Date
---------                       --------                         ----



/s/ G. G. Elam                 Vice President, Finance           March 23, 1995
--------------                 and Chief Financial
G. G. Elam                     Officer (Principal
                               Financial Officer)



/s/ D. W. Peat                 Controller (Principal             March 23, 1995
--------------                 Accounting Officer)
D. W. Peat



                   (Signatures continued on following page.)


Signature                     Capacity                             Date
---------                     --------                             -------------
/s/ Harry M. Conger           Chairman of the Board,
-------------------           Chief Executive Officer
Harry M. Conger               and Director                       March 23, 1995

/s/ M. Norman Anderson        Director                           March 23, 1995
----------------------
M. Norman Anderson

                              Director                           March 23, 1995
---------------
Hadley Case

/s/ Robert H. Clark, Jr.      Director                           March 23, 1995
-----------------------
Robert H. Clark, Jr.

/s/ G. Robert Durham          Director                           March 23, 1995
--------------------
G. Robert Durham

/s/ Douglas W. Fuerstenau     Director                           March 23, 1995
-------------------------
Douglas W. Fuerstenau

/s/ Henry G. Grundstedt       Director                           March 23, 1995
-----------------------
Henry G. Grundstedt

/s/ William A. Humphrey       Director                           March 23, 1995
-----------------------
William A. Humphrey

/s/ Robert K. Jaedicke        Director                           March 23, 1995
----------------------
Robert K. Jaedicke

/s/ John Neerhout, Jr.        Director                           March 23, 1995
---------------------
John Neerhout, Jr.

/s/ Stuart T. Peeler          Director                           March 23, 1995
--------------------
Stuart T. Peeler

/s/ Glen L. Ryland            Director                           March 23, 1995
------------------
Glen L. Ryland

/s/ Berne A. Schepman         Director                           March 23, 1995
---------------------
Berne A. Schepman

/s/ Jack E. Thompson          President, Chief                   March 23, 1995
--------------------          Operating Officer
Jack E. Thompson              and Director


                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (In thousands)

----------------------------------------------------------------------
     COLUMN A            COLUMN B   COLUMN C     COLUMN D     COLUMN E

                                                               BALANCE
                       BALANCE AT                                   AT
                        BEGINNING                               END OF
   DESCRIPTION          OF PERIOD  ADDITIONS    DEDUCTIONS      PERIOD
----------------------------------------------------------------------

DEFERRED TAX ASSET VALUATION ALLOWANCES (1)


  Year ended
    December 31, 1994     $52,066    $10,210      $12,437(2)   $49,839

  Year ended
    December 31, 1993     $     0    $52,066(3)   $     0      $52,066

  Year ended
    December 31, 1992     Not applicable


     (1) For further information see Note 7, Income Taxes, in the Notes to the Financial Statements included in the 1994 Annual Report to Shareholders.

     (2) Deductions in 1994 relate to the reversals of Canadian and Australian tax loss carry-forwards.

     (3) Additions in 1993 relate to the implementation of SFAS 109, "Accounting for Income Taxes."


                        REPORT OF INDEPENDENT ACCOUNTANTS



   The Shareholders and Board of Directors
   Homestake Mining Company

   We have audited the consolidated financial statements of Homestake Mining Company and subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, which financial statements are included on pages 32 through 47 of the 1994 Annual Report to Shareholders of Homestake Mining Company and incorporated by reference herein. We have also audited the financial statements schedules listed in
   Item 14(a)(2) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homestake Mining Company and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


   /s/ Coopers & Lybrand L.L.P.
   ---------------------------
   San Francisco, California
   February 8, 1995

                     EXHIBIT INDEX

EXHIBIT                                                    METHOD OF FILING
-------                                                    ----------------
11           Computation of Earnings Per Share            Filed herewith
                                                          electronically

13           1994 Annual Report to Shareholders           Filed herewith
                                                          electronically

22           Subsidiaries to Registrant                   Filed herewith
                                                          electronically

24           Consent of Coopers & Lybrand LLP,
             Independent Auditors                         Filed herewith
                                                          electronically

27           Financial Data Schedule                      Filed herewith
                                                          electronically