Form 10-Q
period 1995-03-31
HOMESTAKE MINING CO /DE/
filed 1995-05-12
CIK 743872

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-Q


(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the Quarterly Period Ended March 31, 1995

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the transition period from ______ to _____


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


                 Yes        X                   No
                              ______                          ________


The number of shares of common stock outstanding as of April 28, 1995 was 137,913,000.

                  HOMESTAKE MINING COMPANY AND SUBSIDIARIES

 PART 1 - FINANCIAL INFORMATION
 ------------------------------

 Item 1. Financial Statements
 ----------------------------

 A. Condensed Consolidated Balance Sheets (unaudited)
    ------------------------------------------------
    (In thousands, except per share amount)

                                     March 31,               December 31,
                                        1995                      1994
                                   ------------              ------------
 ASSETS
 Current assets
   Cash and equivalents             $   81,923                $  105,701
   Short-term investments              142,657                    99,479
   Receivables                          68,961                    58,994
   Inventories:
      Finished products                 14,697                    15,004
      Ore and in-process                23,805                    26,889
      Supplies                          30,134                    29,822
   Other                                 7,051                     6,910
                                   ------------               -----------
      Total current assets             369,228                   342,799
                                   ------------               -----------

 Property, plant and equipment
   - at cost                         1,574,626                 1,579,502
   Accumulated depreciation,
     depletion and amortization       (785,112)                 (771,281)
                                   ------------               -----------
      Property, plant and
        equipment - net                789,514                   808,221
                                   ------------               -----------

 Investments and other assets
   Noncurrent investments               11,723                    15,774
   Other assets                         33,718                    35,174
                                   ------------               -----------
      Total investments and other
        assets                          45,441                    50,948
                                   ------------               -----------
 Total Assets                      $ 1,204,183                $1,201,968
                                   ============               ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
   Accounts payable                $    31,118                $   35,674
   Accrued liabilities:
      Payroll and other
        compensation                    20,268                    22,178
      Reclamation                       16,094                    15,266
      Other                             18,706                    16,694
   Income and other taxes payable        9,485                     7,083
                                   ------------               -----------
      Total current liabilities         95,671                    96,895
                                   ------------               -----------

 Long-term liabilities
   Long-term debt                      185,000                   185,000
   Other long-term obligations         110,277                   110,719
                                   ------------               -----------
      Total long-term liabilities      295,277                   295,719
                                   ------------               -----------

 Deferred income and mining taxes      145,606                   136,274
 Minority interest in consolidated
   subsidiaries                         85,361                    84,310

 Shareholders' equity
   Capital stock, $1 par value
     per share:
      Preferred - 10,000 shares
        authorized; no shares
        outstanding
      Common - 250,000 shares
        authorized; shares
        outstanding:
        1995 - 137,871;
        1994 - 137,785                 137,871                   137,785
   Other shareholders' equity          444,397                   450,985
                                   ------------               -----------
      Total shareholders' equity       582,268                   588,770
                                   ------------               -----------
 Total Liabilities and
   Shareholders' Equity             $1,204,183                $1,201,968
                                   ============               ===========


 See notes to condensed consolidated financial statements.

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES


B. Condensed Statements of Consolidated Income (unaudited)
   -------------------------------------------------------
   (In thousands, except per share amounts)

                                Three Months Ended  March 31,
                                  1995                   1994
                              ----------            ------------
Revenues
  Gold and ore sales          $ 159,909              $  161,003
  Sulphur and oil sales          12,154                   4,940
  Interest income                 4,263                   1,765
  Equity earnings                   (80)                    328
  Other income                    3,686                   4,366
                              ----------             -----------
                                179,932                 172,402
                              ----------             -----------
Costs and Expenses
  Production costs              118,434                 103,187
  Depreciation, depletion
    and amortization             23,003                  20,107
  Administrative and
    general expense               9,291                   8,194
  Exploration expense             4,754                   3,064
  Interest expense                2,632                   2,993
  Other expense                     697                     222
                              ----------             -----------
                                158,811                 137,767
                              ----------             -----------

Income Before Taxes and
  Minority Interest              21,121                  34,635
Income and Mining Taxes         (11,393)                 (8,694)
Minority Interest                (3,168)                 (1,727)
                              ----------             -----------
Net Income                     $  6,560                $ 24,214
                              ==========             ===========

Net Income Per Share           $   0.05                $   0.18
                              ==========             ===========

Average Shares Used in
  the Computation               137,816                 137,675
                              ==========             ===========

Dividends Per Common Share     $   0.05                $  0.025
                              ==========             ===========


See notes to condensed consolidated financial statements.

                 HOMESTAKE MINING COMPANY AND SUBSIDIARIES


C. Condensed Statements of Consolidated Cash Flows (unaudited)
   ------------------------------------------------------------
   (In thousands)

                                        Three Months Ended March 31,
                                           1995             1994
                                        ----------     -----------
Cash Flows from Operations
  Net income                            $   6,560       $  24,214
  Reconciliation to net cash provided
   by operations:
   Depreciation, depletion and
     amortization                          23,003          20,107
   Deferred taxes, minority interest
     and other                             10,044           8,068
   Gain on disposals of assets             (4,473)         (1,743)
   Effect of changes in operating
     working capital items                 (6,062)        (18,048)
                                        ----------       ---------
  Net cash provided by operations          29,072          32,598
                                        ----------       ---------
Investment Activities
  Increase in short-term
    investments                           (43,178)        (36,685)
  Additions to property, plant and
    equipment                             (11,815)        (15,173)
  Proceeds from sales of assets             7,634           3,997
  Other                                       331
                                        ----------       ---------
  Net cash used in investment
    activities                            (47,028)        (47,861)
                                        ----------       ---------
Financing Activities
  Common shares issued                      1,070           4,367
  Dividends paid                           (6,892)         (3,442)
  Debt repayments                                          (8,352)
                                        ----------       ---------
  Net cash used in financing activites     (5,822)         (7,427)
                                        ----------       ---------
Net decrease in cash and equivalents      (23,778)        (22,690)

Cash and equivalents, January 1           105,701         134,719
                                        ----------       ---------
Cash and equivalents, March 31           $ 81,923        $112,029
                                        ==========       =========

See notes to condensed consolidated financial statements.

                 HOMESTAKE MINING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)
_______________________________________________________________

1. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

      The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods. Except as described in Note 2, such adjustments consist of items of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results for the full year.

2. In February 1995, the Company sold its 28% equity interest in the Torres silver mining complex for $6 million. This sale resulted in a pretax gain of $2.7 million, which is included in other income.

3. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which established trading ranges within which the United States dollar may be exchanged for foreign currencies by setting minimum and maximum exchange rates. Option contracts outstanding as of March 31, 1995 were as follows:

                                            Exchange Rates
                       Amount Covered       To U.S. $          Expiration
      Currency         (U.S. Dollars)       Minimum  Maximum   Date
      -----------------------------------------------------------------------
      Canadian           $137,500,000       $0.67     $0.77    1995 - 1997
      Australian           66,500,000        0.70      0.76    1995 - 1996
                         ------------
                         $204,000,000

4. In the fourth quarter of 1994, the Company entered into forward sales for 183,200 ounces of gold it expects to produce at the Nickel Plate mine during 1995 and 1996. The prices to be received range from $386 to $437 per ounce and average $412 per ounce. The purpose of the forward sales program is to allow for recovery of the Company's remaining investment in the mine and provide for estimated reclamation costs. Results for the first quarter of 1995 include sales under this program of 21,500 ounces at an average price of $389 per ounce. At March 31, 1995 forward sales for 161,700 ounces at an average price of $415 per ounce remain outstanding under this program.

5. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) imposes heavy liabilities on persons who discharge hazardous substances. The Environmental Protection Agency (EPA) publishes a National Priorities List (NPL) of known or threatened releases of such substances.

      An 18-mile stretch of Whitewood Creek in the Black Hills of South Dakota is a site on the NPL. The EPA asserted that discharges of tailings by mining companies, including the Company, for more than 100 years have contaminated soil and water. In 1990, the Company signed a consent decree with the EPA requiring that the Company perform remedial work on the site and continue long-term monitoring. The on-site remedial work has been completed. The Company estimates that the remaining cost of actions required by the decree, including EPA oversight costs, will be less than $1 million. The EPA has certified that the Company has fully performed remedial actions required by the decree. The EPA also has notified the Company of its intention to move forward with the deletion of this site from the NPL, and the Company expects deletion to occur in 1995.

      The tailings facility at the Company's discontinued uranium mill near Grants, New Mexico, is a site on the NPL. The EPA asserted that leakage from the tailings has contaminated a shallow aquifer that served nearby residential subdivisions. The Company paid the costs for installing a municipal water supply and continues to operate an injection and collection system that has significantly improved the quality of the aquifer to a point where contaminates off-site are below natural background levels. The Company has decommissioned and disposed of the mills and has closed the tailings impoundments at the site. The estimated costs of continued compliance are included in the accrued reclamation liability. All EPA oversight costs for the site have been paid and no additional oversight costs are accruing.

                         HOMESTAKE MINING COMPANY AND SUBSIDIARIES

      Title X of the Energy Policy Act of 1992 (the Act) authorized appropriations of $270 million to cover the Federal Government's share of certain costs of reclamation, decommissioning and remedial action for byproduct material (primarily tailings) generated by certain licensees
      as    an   incident  of  uranium  sales  to  the  Federal  Government.
      Reimbursement is subject to compliance with regulations of the Department of Energy (DOE), which were issued in 1994. Pursuant to the Act, the Company may submit requests for reimbursement under the Act for 51.2% of the past and future costs of reclaiming the Grants site in accordance with the approved reclamation plan and Nuclear Commission license requirements. The Company estimates the total costs to reclaim the Grants facility, including costs incurred to date by the Company, will be $59.2 million. The DOE's share of these estimated costs will
      amount  to  approximately  $30.2  million.    To  date,  Congress  has
      appropriated $83 million for disbursement in fiscal years 1994 and 1995 to eligible licensees. In 1994, the Company submitted an initial claim of $14.1 million for the DOE's share of past costs incurred through December 31, 1993 and a claim for approximately $7 million will be submitted in 1995 for 1994 expenditures. The Company expects to file additional claims on an annual basis for expenditures made in the prior year. The Company records a receivable and an increase in long-term
      accrued  reclamation  when  claims  are  filed  with  the  DOE.    The
      accompanying balance sheet at March 31, 1995 includes a receivable of $9.8 million from the DOE for claims filed, net of $4.3 million reimbursements received through that date. The Company believes that its reclamation reserves for uranium operations and amounts expected to be received under the Act are sufficient to provide for all reclamation costs for the Grants site.

      In 1983, the state of New Mexico made a claim against the Company for unspecified natural resource damages resulting from the Grants tailings. The state of South Dakota made a similar claim in 1983 as to the Whitewood Creek tailings. The Company denies all liability for damages at the two CERCLA sites. The two states have taken no action to enforce the 1983 claims.

      The Company believes that the ultimate resolution of the above matters will not have a material adverse impact on its financial condition or results of operations.

      In addition to the above, the Company is party to legal actions and administrative proceedings and is subject to claims arising in the ordinary course of business. The Company believes the disposition of these matters will not have a material adverse effect on its financial position or results of operations.

                  HOMESTAKE MINING COMPANY AND SUBSIDIARIES

Item 2 - Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
         -----------------------------------

GOLD PRODUCTION

The following chart details Homestake's gold production and cash operating costs per ounce by location, and consolidated revenue, cash operating costs and noncash costs per ounce.

                                       Production          Cash Operating Costs
                                (Ounces  in thousands)     (Dollars per ounce)

                                  Three Months Ended        Three Months Ended
               Percentage            March 31,                    March 31,
Mine           Interest (%)      1995          1994           1995         1994
- ----           -------------     ------------------          -------------------
Homestake         100            98.7         103.2           $305         $255
McLaughlin        100            52.2          66.8            288          231
Round Mountain     25            23.0          34.0            264          155
Joint Ventures                    7.1          10.3            332          260
                                ------        -----
  Total United States           181.0         214.3

Eskay Creek (1,2) 100            65.2                          186
Williams           50            48.1          61.7            235          199
David Bell (3)     50            17.4          25.0            253          175
Nickel Plate      100            21.5          24.0            342          278
Snip (2,4)         40            12.6          12.7            162          170
                                ------        -----
  Total Canada                  164.8         123.4

Kalgoorlie,
  Australia        50            88.9          89.8            260          265

El Hueso,
  Chile           100             8.8          14.6            384          339

Mines not shown or sold           5.3          12.3            169          223
                                ------        ------
Total Production                448.8         454.4           $263         $234
Minority Interest               (54.9)        (22.4)
                                ------        ------
Homestake's Share               393.9         432.0
                                ======        ======

                                                Three Months Ended
                                                     March 31,
Per Ounce of Gold                             1995             1994
- -----------------                            -----            -----
Revenue                                       $381             $385
Cash Operating Costs                           263              234
Noncash Costs (5)                               51               47

(1) Ounces produced are expressed on a gold equivalent basis and include 43,000 payable ounces of gold and 1.8 million ounces of silver contained in ore sold to smelters.

(2) For comparison purposes, cash operating costs per ounce include estimated third-party costs incurred by smelters and others to produce marketable gold and silver.

(3) Ounces produced include 1,000 and 1,900 ounces of gold production from the Quarter Claim in the 1995 and 1994 first quarters, respectively.

(4)     Includes ounces of gold contained in dore and concentrates.

(5)     Includes   depreciation,   end-of-mine   reclamation   accruals,   and
        amortization of the cost of property acquisitions.

                  HOMESTAKE MINING COMPANY AND SUBSIDIARIES

- -----------------------------------------------

Results of Operations
(Unless specifically stated otherwise, all comments, production statistics, etc. relate to amounts included in the consolidated financial statements including the Company's interests in mining partnerships accounted for using the equity method, without reduction for minority interest.)

The Company recorded net income of $6.6 million or 5 cents per share during the first quarter of 1995 compared to net income of $24.2 million or 18 cents per share during the first quarter of 1994. The decrease in earnings resulted primarily from lower gold production at certain locations, higher exploration costs and a higher effective tax rate. Gold production was 448,800 equivalent ounces in the 1995 first quarter, almost equal to the 454,400 ounces produced in the 1994 first quarter. Lower production due to the effects of severe weather conditions at the McLaughlin mine and to temporary production problems at certain of the Company's other operations was offset by initial production from the new Eskay Creek mine.

Product sales from gold operations of $159.9 million during the 1995 first quarter compare to $161 million during the prior year's first quarter. During the first quarter of 1995, 444,700 equivalent ounces of gold were sold at an average gold price of $381 per ounce compared to 433,200 ounces of gold sold at an average price of $385 per ounce during the first quarter of 1994. Finished gold inventories decreased by 4,100 ounces during the first quarter of 1995 compared to a 21,200 ounce decrease during the first quarter of 1994.

In January 1995, commercial production began at Prime Resources Group Inc's (Prime) Eskay Creek mine in northern British Columbia. During the 1995 first quarter, the Eskay Creek mine sold ore containing 43,000 ounces of gold and
1.8 million ounces of silver, equivalent to 65,200 ounces of gold. Cash production costs, including the costs incurred by third-party smelters to produce marketable gold and silver, were $186 per ounce of gold equivalent. Sales of ore containing approximately 6,000 equivalent ounces of gold were delayed and will not be realized until the 1995 second quarter due to a rail strike which halted shipments to a smelter in Quebec during the latter part of March. Operating efficiency and related costs should continue to improve at Eskay Creek and the Company expects the mine will produce ore containing approximately 270,000 ounces of gold equivalent in 1995.

Domestic production during the 1995 first quarter decreased by 16% to 181,000 ounces from the prior year's first quarter, primarily due to declines in production at the Homestake, McLaughlin and Round Mountain mines. During the 1995 first quarter, production of 98,700 ounces at the Homestake mine in South Dakota was 4,500 ounces lower than the 1994 first quarter. The collapse of a ventilation shaft in 1994 continued to limit access to the deeper higher-grade mining areas in the underground operations. A new ventilation shaft was completed in March 1995, which has enabled the mine to increase production from the higher-grade areas. The McLaughlin mine in northern California produced 52,200 ounces at a cash cost of $288 per ounce during the first quarter of 1995 compared to 66,800 ounces at a cash cost of $231 per ounce during the first quarter of 1994. The decrease in production primarily is a result of severe rainstorms which caused flooding and related problems at the mine during the 1995 first quarter. Despite the flooding, environmental protection systems performed as expected and there was no degradation in downstream water quality. Production at the McLaughlin mine is expected to return to more normal levels by the end of the 1995 second quarter. Homestake's share of the production from the Round Mountain mine in Nevada decreased by 32% to 23,000 ounces during the 1995 first quarter. Production during the first quarter of 1994 was unusually high due to the one-time benefit resulting from applying more solution to ore on the dedicated heap-leach pads. The lower production resulted in an increase in the Round Mountain mine's cash costs from $155 per ounce during the 1994 first quarter to $264 per ounce during the 1995 first quarter.

Overall foreign gold production during the first quarter of 1995 increased by 14% from the prior year's first quarter, primarily due to the commencement of production at the Eskay Creek mine, partially offset by decreases in production from the Williams and David Bell mines in Canada and the El Hueso mine in Chile. Production of 48,100 ounces at the Williams mine during the first quarter of 1995 decreased from 61,700 ounces during the first quarter of 1994 reflecting an expected decline in ore grades. As a result, cash costs at the Williams mine increased by 18% to $235 per ounce over the prior year's first quarter. The David Bell mine produced 16,400 ounces at a cash cost of $253 per ounce during the first quarter of 1995 compared to 23,100 ounces at a cash cost of $168 per ounce during the first quarter of 1994. The lower production and resulting

                  HOMESTAKE MINING COMPANY AND SUBSIDIARIES


increase in cash costs at the David Bell mine is due to the failure of a stope hanging wall and variations in grade related to stope scheduling.

Homestake Gold of Australia's (HGAL) share of gold production at the Kalgoorlie operations in Western Australia totaled 88,900 ounces during the 1995 first quarter compared to 89,800 ounces during the 1994 first quarter.
Cash costs at the Kalgoorlie operations decreased slightly to $260 per ounce during the first quarter of 1995 from $265 during the first quarter of 1994. Gold production at the El Hueso mine totaled 8,800 ounces during the 1995 first quarter compared to 14,600 ounces during the prior year's first quarter reflecting a decrease in tons leached. Gold mining at El Hueso ceased in February 1995 and limited production from heap leaching is expected to continue through 1995.

Because of the lower production, cash operating costs during the first quarter of 1995 were $263 per ounce, 12% higher than in the first quarter of 1994. However, the Company has resolved most of the problems which adversely affected first quarter production, and still expects to produce approximately
1.9 million ounces of gold during 1995 at an average production cost which will be lower than experienced during the 1995 first quarter.

The Main Pass 299 sulphur mine recorded operating income of $2.1 million during the 1995 first quarter compared to an operating loss of $1.1 million
during  the  1994  first  quarter.    This  increase  primarily  is  due  to
significantly higher sales volumes and a $17 per ton increase in the average realized price of sulphur.

Depreciation, depletion and amortization expense of $23 million during the first quarter of 1995 compares to $20.1 million during the first quarter of 1994. The increase primarily is due to depreciation related to the Eskay Creek mine.

Exploration expense increased to $4.8 million during the first quarter of 1995 from $3.1 million during the first quarter of 1994. The increase is primarily due to increased activity at the Ruby Hill advanced exploration project in Nevada and exploration work near the El Hueso mine.

In February 1995, the Company sold its 28% interest in the Torres silver mining complex in Mexico for $6 million. A pretax gain of $2.7 million was recorded on the sale.

The Company's general policy is to sell its production at current prices. However, in certain limited circumstances, the Company will enter into forward sales commitments for small portions of its gold production. In the fourth quarter of 1994, the Company entered into forward sales for 183,200 ounces of gold it expects to produce at the Nickel Plate mine during 1995 and 1996. The prices to be received range from $386 to $437 per ounce and average $412 per ounce. The purpose of the forward sales program is to allow for recovery of the Company's remaining investment in the mine and provide for estimated reclamation costs. Results for the first quarter of 1995 include sales under this program of 21,500 ounces at an average price of $389 per ounce. At March 31, 1995 forward sales for 161,700 ounces at an average price of $415 per ounce remain outstanding under this program.

A substantial portion of Homestake's gold sales are generated outside the United States, principally in Canada and Australia. The value of these countries' currencies can fluctuate significantly with the U.S. dollar. The Company has a foreign currency protection program which establishes exchange rate ranges within which a portion of U.S. dollar receipts from the sale of gold may be converted into the currencies of these countries. Under existing SEC pronouncements, contracts entered into under this program do not qualify for hedge accounting and must be marked to market. At March 31, 1995 the Company had a net unrealized loss of $0.1 million on open contracts.

Other income for the first quarter of 1995 includes the $2.7 million gain on the sale of the Company's interest in the Torres mining complex, a $1.9 million gain on the sale of certain exploration properties in Australia and a net foreign currency exchange loss of $2.4 million. The net foreign currency loss includes a $2 million foreign currency transaction loss on the repayment of intercompany debt denominated in Canadian dollars. Other income for the first quarter of 1994 included a foreign currency exchange gain of $0.4 million, income of $1.8 million from insurance proceeds, and a $1.3 million gain on the sale of HGAL's Fortnum property.

                  HOMESTAKE MINING COMPANY AND SUBSIDIARIES

The effective income tax rate for the Company in 1995 has increased from the prior year. In 1994, the Company benefited from reversals of tax valuation allowances principally in foreign jurisdictions. These items were fully utilized in 1994 and, as a result, the Company will now report a higher tax rate for all of 1995.

Income allocable to minority interests in consolidated subsidiaries increased to $3.2 million in the first quarter of 1995 from $1.7 million in the first quarter of 1994. This increase primarily is due to the income derived from the Eskay Creek mine. Prime, which owns 100% of the Eskay Creek mine, is a 50.6%-owned subsidiary of Homestake.


Liquidity and Capital Resources

Cash provided by operations totaled $29.1 million in the first quarter of 1995 compared to $32.6 million in the first quarter of 1994. Working capital at March 31, 1995 amounted to $273.6 million, including $224.6 million in cash and equivalents and short-term investments.

Capital additions of $11.8 million for the first quarter of 1995 include $7.5 million at the Kalgoorlie operations primarily for the Fimiston mill expansion. The Fimiston mill expansion should be completed by the end of the 1995 third quarter. When finished, it will provide an additional 4 million tons of mill capacity at the Kalgoorlie operations. The 3 million ton Oroya mill will then be dismantled to make room for the next major development of the Super Pit, resulting in a net increase of 1 million tons in Kalgoorlie mill capacity.

The Company has a $150 million line of credit under which borrowings may be drawn in U.S. dollars, Canadian dollars, ounces of gold or any combination of these. No amounts have been borrowed under this facility. The Company has no required debt payments until the year 2000.

During the second quarter of 1994, the Company increased its quarterly dividend from $0.025 to $0.05 per share. Total common stock dividends paid during the first quarter of 1995 were $6.9 million compared to $3.4 million for the comparable period of 1994.

Future results will be impacted by such factors as the market price of gold, the Company's ability to expand its ore reserves and the fluctuations of foreign currency exchange rates. The Company believes that the combination of cash, short-term investments, available lines of credit and future cash flows from operations will be sufficient to meet normal operating requirements and anticipated dividends.

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES

Part II - OTHER INFORMATION
- ---------------------------

Item 1.  Legal Proceedings
- --------------------------

On October 13, 1993, Goldstake Explorations (S.D.) Inc. filed an action in the Federal District Court of Colorado against Homestake Mining Company of California ("Homestake California") and its wholly owned subsidiary, Whitewood Development Corporation ("Whitewood"), Goldstake Explorations (S.D.) Inc. v. Homestake Mining Company of California et al., No. 93-M-2149. The complaint alleged that Homestake California and Whitewood fraudulently induced Goldstake to enter into a joint venture agreement in 1988 between Goldstake and Whitewood with respect to the mining of mine tailings in Whitewood Creek, near the Company's mine in South Dakota. The complaint alleged that Homestake California and Whitewood misrepresented their intent to mine the tailings in order to prevent Goldstake from mining the tailings. The complaint also alleged that Whitewood breached the joint venture agreement and duties owed to Goldstake under the joint venture agreement in various respects, that Homestake California induced those breaches, and that Homestake California and Whitewood engaged in acts of misrepresentation during the conduct of the joint venture's activities. Goldstake claimed unspecified compensatory and punitive damages. The litigation was stayed in order for the matter to be arbitrated. During the second quarter of 1994, Goldstake amended its claim to allege actual damages of $137.5 million. The arbitration hearing was held in January 1995. At the arbitration, Goldstake claimed damages of approximately $79 million. On March 27, 1995 the arbitrators entered their decision under which Homestake California and Whitewood are to pay Goldstake $0.5 million within 30 days and promptly apply for all necessary permits to construct and operate a mine and processing facility. If all permits have not been obtained by December 31, 1995, Homestake California and Whitewood are to pay an additional $0.5 million. If all permits have not been obtained by December 31, 1996, Homestake California and Whitewood are to pay Goldstake an additional $0.5 million.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits                                           Method of Filing
                                                        ----------------
      3.4 - Bylaws (as amended through
            May 9, 1995) of Homestake                     Filed herewith
            Mining Company                                electronically

      11  - Computation of Earnings                       Filed herewith
            Per Share                                     electronically

      27  - Financial Data Schedule                       Filed herewith
                                                          electronically

(b)   Reports on Form 8-K

      One report on Form 8-K was filed during the quarter ended March 31, 1995. The report, dated March 20, 1995, was submitted in order to file two documents as follows: (1) Amended and Restated Credit Agreement and
      (2) Retirement plan for outside directors of the Company.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          HOMESTAKE MINING COMPANY




Date:  May  10, 1995                By:   /s/ Gene G. Elam
      ----------------                    -----------------
                                          Gene G. Elam
                                          Vice President, Finance
                                          and Chief Financial
                                          Officer




Date:  May 10, 1995                       By: /s/ David W. Peat
      ----------------                    ------------------
                                          David W. Peat
                                          Controller (Chief
                                          Accounting Officer)