Form 10-Q
period 1995-06-30
HOMESTAKE MINING CO /DE/
filed 1995-08-09
CIK 743872

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-Q


(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the Quarterly Period Ended June 30, 1995

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the transition period from _______ to ________

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



The number of shares of common stock outstanding as of August 4, 1995 was 137,953,936.

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES


PART 1 - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements
-----------------------------

A.  Condensed Consolidated Balance Sheets (unaudited)
   --------------------------------------------------
    (In thousands, except per share amount)

                                                June 30,          December 31,
                                                  1995                 1994
                                             -------------       -------------
 ASSETS
 Current assets
     Cash and equivalents                      $  150,804           $  105,701
     Short-term investments                        99,418               99,479
     Receivables                                   71,835               58,994
     Inventories:
        Finished products                          14,642               15,004
        Ore and in-process                         23,361               26,889
        Supplies                                   29,077               29,822
     Other                                          7,973                6,910
                                              ------------          -----------
        Total current assets                      397,110              342,799
                                              ------------          -----------

 Property, plant and equipment - at cost        1,602,133            1,579,502
     Accumulated depreciation, depletion
        and amortization                         (810,788)            (771,281)
                                              ------------          -----------
        Property, plant and equipment
           - net                                  791,345              808,221
                                              ------------          -----------

 Investments and other assets
     Noncurrent investments                        12,454               15,774
     Other assets                                  31,722               35,174
                                              ------------          -----------
        Total investments and other assets         44,176               50,948
                                              ------------          -----------
 Total Assets                                  $1,232,631           $1,201,968
                                              ============          ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
     Accounts payable                          $   37,730           $   35,674
     Accrued liabilities:
        Payroll and other compensation             21,746               22,178
        Reclamation                                13,314               15,266
        Other                                      14,565               16,694
     Income and other taxes payable                17,503                7,083
                                              -----------           -----------
        Total current liabilities                 104,858               96,895
                                              -----------           -----------

 Long-term liabilities
     Long-term debt                               185,000              185,000
     Other long-term obligations                  115,383              110,719
                                              ------------          -----------
        Total long-term liabilities               300,383              295,719
                                              ------------          -----------

 Deferred income and mining taxes                 149,280              136,274
 Minority interest in consolidated
   subsidiaries                                    90,690               84,310

 Shareholders' equity
     Capital stock, $1 par value per share:
        Preferred - 10,000 shares authorized;
           no shares outstanding
        Common - 250,000 shares authorized;
           shares outstanding:
           1995 - 137,926; 1994 - 137,785         137,926              137,785
     Other shareholders' equity                   449,494              450,985
                                              ------------          -----------
        Total shareholders' equity                587,420              588,770
                                              ------------          -----------
 Total Liabilities and Shareholders' Equity    $1,232,631           $1,201,968
                                              ============          ===========


 See notes to condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


B.   Condensed Statements of Consolidated Income (unaudited)
     ------------------------------------------------------
     (In thousands, except per share amounts)

                                Three Months Ended          Six Months Ended
                                     June 30,                    June 30,
                                 1995         1994          1995          1994
                              --------      --------      --------    --------
 Revenues
   Gold and ore sales         $178,216      $162,357      $338,125    $323,360
   Sulphur and oil sales        10,213         5,656        22,367      10,596
   Interest income               4,338         2,185         8,601       3,950
   Equity earnings                 541         1,172           461       1,500
   Gain on issuance of
     stock by subsidiary                      11,224                    11,224
   Other income                  2,282        19,485         5,968      23,851
                              ---------     ---------     ---------    --------
                               195,590       202,079       375,522     374,481
                              ---------     ---------     ---------    --------
 Costs and Expenses
   Production costs            117,835       112,876       236,269     216,063
   Depreciation, depletion
     and amortization           25,623        21,087        48,626      41,194
   Administrative and
     general expense            10,760        10,646        20,051      18,840
   Exploration expense           7,412         4,937        12,166       8,001
   Interest expense              3,141         2,534         5,773       5,527
   Other expense                 1,054         5,542         1,751       5,764
                              ---------     ---------     ---------    --------
                               165,825       157,622       324,636     295,389
                              ---------     ---------     ---------    --------
 Income Before Taxes and
   Minority Interest            29,765        44,457        50,886      79,092
 Income and Mining Taxes       (13,815)       (9,584)      (25,208)    (18,278)
 Minority Interest              (4,771)       (1,918)       (7,939)     (3,645)
                              ---------     ---------     ---------   ---------
 Net Income                   $ 11,179      $ 32,955      $ 17,739    $ 57,169
                              =========     =========     =========   =========

 Net Income Per Share         $   0.08      $   0.24      $   0.13    $   0.42
                              =========     =========     =========   =========

 Average Shares Used in
   the Computation             137,909       137,735       137,862     137,705
                              =========     =========     =========    ========

 Dividends Per Common Share   $   0.05      $   0.05      $   0.10     $ 0.075
                              =========     =========     =========    ========

 See notes to condensed consolidated financial statements.

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES


C.  Condensed Statements of Consolidated Cash Flows (unaudited)
    -----------------------------------------------------------
    (In thousands)

                                                     Six Months Ended June 30,
                                                         1995           1994
                                                     ---------       --------
 Cash Flows from Operations
    Net income                                        $ 17,739       $ 57,169
    Reconciliation to net cash provided by
      operations:
      Depreciation, depletion and amortization          48,626         41,194
      Deferred taxes, minority interest and other       27,179         25,735
      Gain on disposals of assets                       (4,823)       (18,020)
      Gain on issuance of stock by subsidiary                         (11,224)
      Effect of changes in operating working
        capital items                                   (2,806)       (35,784)
                                                      ---------      ---------
    Net cash provided by operations                     85,915         59,070
                                                      ---------      ---------
 Investment Activities
    Decrease (increase) in short-term investments           61        (57,405)
    Additions to property, plant and equipment         (39,487)       (33,430)
    Proceeds from sales of assets                       10,163         21,611
    Other                                                  324
                                                      ---------      ---------
    Net cash used in investment activities             (28,939)       (69,224)
                                                      ---------      ---------
 Financing Activities
    Common shares issued                                 1,914          4,547
    Dividends paid                                     (13,787)       (10,329)
    Debt repayments                                                    (8,352)
    Stock issued by subsidiary                                         31,870
                                                      ---------      ---------
    Net cash provided by (used in) financing
      activities                                       (11,873)        17,736
                                                      ---------      ---------

 Net increase in cash and equivalents                   45,103          7,582

 Cash and equivalents, January 1                       105,701        134,719
                                                      ---------      ---------

 Cash and equivalents, June 30                        $150,804       $142,301
                                                      =========      =========


 See notes to condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements (unaudited)
----------------------------------------------------------------

1. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

      The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods. Except as described in Notes 2 and 3, such adjustments consist of items of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results for the full year.

2. In June 1994, Prime Resources Group Inc. (Prime) sold five million common shares at approximately $6.70 to the public. Net proceeds of approximately $31.9 million from this issue were used to fund a portion of the construction and development costs of the Eskay Creek mine in Canada. This transaction resulted in a reduction of the Company's interest in Prime from 54.2% to 50.6%. The Company recorded an $11.2 million gain in the second quarter of 1994 on the transaction in recognition of the net increase in the book value of the Company's investment in Prime. Deferred income taxes were not provided for on the gain since the Company's tax basis in Prime substantially exceeds its carrying value.

3. Other income for the six months ended June 30, 1995 includes a gain of $2.7 million on the February 1995 sale of the Company's 28% equity interest in the Torres silver mining complex. Proceeds from this sale totaled $6 million.

      Other income for the six months ended June 30, 1994 included a $15.7 million gain on the May 1994 sale of the Company's 44% interest in the Dee mine to Rayrock Mines, Inc. (Rayrock). Total proceeds from this sale were $16.5 million.

      Other expense for the three and six months ended June 30, 1994 included a $5 million accrual for additional estimated reclamation costs for non-operating properties.

4. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which established trading ranges within which the United States dollar may be exchanged for foreign currencies by setting minimum and maximum exchange rates. Option contracts outstanding as of June 30, 1995 were as follows:

                     Amount Covered   Exchange Rates to U.S. $     Expiration
      Currency       (U.S. Dollars)   Minimum        Maximum       Date
      ----------------------------------------------------------------------
      Canadian         $144,600,000    $0.67          $0.77        1995 - 1997
      Australian         66,600,000     0.68           0.76        1995 - 1996
                       ------------
                       $211,200,000

5. In the fourth quarter of 1994, the Company entered into forward sales for 183,200 ounces of gold it expects to produce at the Nickel Plate mine during 1995 and 1996. The prices to be received range from $386 to $437 per ounce and average $412 per ounce. The purpose of the forward sales program is to allow for recovery of the Company's remaining investment in the mine and provide for estimated reclamation costs. Results for the three and six months ended June 30, 1995 include sales under this program of 21,400 ounces and 42,900 ounces at an average price of $394 per ounce and $391 per ounce, respectively. At June 30, 1995 forward sales for 140,300 ounces at an average price of $418 per ounce remain outstanding under this program.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


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

      Title X of the Energy Policy Act of 1992 (the Act) authorized appropriations of $270 million to cover the Federal Government's share of certain costs of reclamation, decommissioning and remedial action for byproduct material (primarily tailings) generated by certain licensees
      as    an    incident  of  uranium  sales  to  the  Federal  Government.
      Reimbursement is subject to compliance with regulations of the Department of Energy (DOE), which were issued in 1994. Pursuant to the Act, the Company may submit requests for reimbursement under the Act for 51.2% of the past and future costs of reclaiming the Grants site in accordance with the approved reclamation plan and Nuclear Commission license requirements. The Company estimates the total costs to reclaim the Grants facility, including costs incurred to date by the Company, will be $59.2 million. The DOE's share of these estimated costs will
      amount  to  approximately  $30.2  million.    To  date,  Congress  has
      appropriated $83 million for disbursement in fiscal years 1994 and 1995 to eligible licensees. In 1994, the Company submitted an initial claim of $14.1 million for the DOE's share of past costs incurred through December 31, 1993 and a claim for $7.3 million was submitted in 1995 for 1994 expenditures. The Company expects to file additional claims on an annual basis for expenditures made in the prior year. The Company records a receivable and an increase in long-term accrued reclamation when claims are filed with the DOE. The accompanying balance sheet at June 30, 1995 includes a receivable of $17.1 million from the DOE for claims filed, net of $4.3 million reimbursements received through that date. The Company believes that its reclamation reserves for uranium operations and amounts expected to be received under the Act are sufficient to provide for all reclamation costs for the Grants site.

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

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


Item 2 - Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
         Results of Operations
          ---------------------

RESULTS OF OPERATIONS
(Unless specifically stated otherwise, all comments, production statistics, etc. relate to amounts included in the consolidated financial statements including the Company's interests in mining partnerships accounted for using the equity method, without reduction for minority interest.)

Homestake recorded net income of $11.2 million or 8 cents per share in the second quarter of 1995 compared to net income of $33 million or 24 cents per share in the second quarter of 1994. The decrease in earnings primarily is due to the inclusion of nonrecurring gains totaling $23.8 million in the 1994 second quarter. The 1994 second quarter results included nonrecurring after-tax gains of $12.6 million ($15.7 million pretax) on the sale of the Company's interest in the Dee mine and $11.2 million ($11.2 million pretax) from dilution of the Company's interest in Prime Resources Group Inc. (Prime) following Prime's sale of additional shares to the public. After adjusting for these gains, the Company's net income increased by 22% for the quarter, reflecting higher production and sales volumes and higher average realized gold prices, partially offset by increased exploration costs and a higher effective tax rate. Net income for the first six months of 1995 was $17.7 million or 13 cents per share compared to net income of $57.2 million or 42 cents per share in the corresponding period in 1994. The lower level of earnings in the first six months of 1995 compared to 1994 primarily is due to the 1994 second quarter gains and the effect of a significantly higher income and mining tax rate in 1995.

The Company achieved record gold production of almost 497,000 ounces in the second quarter of 1995, surpassing last year's second quarter production by approximately 65,000 ounces. Revenue from the Company's gold operations increased to $178.2 million during the 1995 second quarter from $162.4 million during the 1994 second quarter. During the second quarter of 1995, 495,600 equivalent ounces of gold were sold at an average realized price of $388 per ounce compared to 440,400 equivalent ounces of gold sold at an average realized price of $382 per ounce during the prior year's second quarter. Finished gold inventory increased by 1,100 ounces during the second quarter of 1995 compared to a decrease of 8,000 ounces during the second quarter of 1994.

In January 1995, commercial production began at the new Eskay Creek mine in British Columbia. During the 1995 second quarter, the mine sold ore containing 60,800 payable ounces of gold and 2.9 million payable ounces of silver, equivalent to approximately 100,900 ounces of gold. Cash costs, including the costs of third-party smelters, were $182 per ounce during the 1995 second quarter. The start-up of the Eskay Creek operations has been extremely successful, and for the 1995 full year the mine is expected to produce ore containing in excess of 300,000 ounces of gold equivalent at a cash cost of less than $190 per ounce.

Domestic production during the 1995 second quarter decreased by 2% to 195,100 ounces reflecting production declines at the McLaughlin and Round Mountain mines, partially offset by increased production at the Homestake mine. Production at the McLaughlin mine in northern California, which had been hampered by the effects of severe weather conditions in early 1995, returned to expected levels in June. As a result, production of 63,700 ounces in the second quarter of 1995 was only 2,400 ounces less than in the second quarter of 1994. In June 1995, the Company received insurance proceeds of $3.5 million as reimbursement for costs associated with flooding at the mine in early 1995. These proceeds were credited against operating costs and, as a result, the McLaughlin mine's cash costs per ounce for the 1995 second quarter decreased 25% to $176 per ounce from the prior year's second quarter. During the 1995 second quarter, production at the Round Mountain mine in Nevada decreased by 5,200 ounces to 20,100 ounces compared to the 1994 second quarter as the result of a lower average ore grade placed on the leach pads. This resulted in an increase in cash costs per ounce at the Round Mountain mine from $206 in the 1994 second quarter to $247 in the 1995 second quarter. At the Homestake mine in South Dakota, production in the second quarter of 1995 was 102,400 ounces compared to 97,400 ounces in the second quarter of 1994. The increase in production reflects the March 1995 completion of a new ventilation shaft, which had collapsed in the 1994 second quarter and limited access to higher-grade ore in the lower levels of the mine. Plans for modernizing and improving the efficiency of the mine are continuing. During the quarter, a $5 million program to replace the obsolete pneumatic jumbo drilling fleet with new electric hydraulic jumbos was initiated. Cash costs at the mine decreased slightly during the 1995 second quarter to $292 per ounce from $294 per ounce during the 1994 second quarter.

Overall foreign gold production increased by 31% to 295,000 ounces from the prior year's second quarter primarily due to the commencement of production at the Eskay Creek mine, partially offset by decreases at the Williams and David Bell mines in Canada, the Kalgoorlie operations in Western Australia and the El Hueso mine in Chile. Production of 52,900 ounces at the Williams mine during the 1995 second quarter was 8,300 ounces lower than in the 1994 second quarter, reflecting an expected decline in ore grades. The lower production resulted in an increase in cash costs per ounce to

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

$220 per ounce during the 1995 second quarter from $186 per ounce during the prior year's second quarter. During the 1995 second quarter, the David Bell mine produced 22,800 ounces (including production from the 25% Quarter Claim royalty interest) at a cash cost of $199 per ounce compared to 1994 second quarter production of 28,300 ounces at a cash cost of $166 per ounce. The decrease in production is attributable to temporary grinding problems in the mill and the processing of ore which more closely approximates the remaining life of mine average grade.

Homestake Gold of Australia's (HGAL) share of production from the Kalgoorlie operations was 77,800 ounces during the second quarter of 1995 compared to 86,500 ounces in the prior year's second quarter. The decrease primarily is due to a power interruption which lasted for several days and downtime to upgrade the ore handling system. As a result, cash costs at the Kalgoorlie operations increased from $256 per ounce during the 1994 second quarter to $296 per ounce during the 1995 second quarter. At the El Hueso mine, production declined by 9,200 ounces, primarily due to a decrease in tons leached. Gold mining at the mine ceased in February 1995 and limited production from heap leaching is expected to continue through 1995.

The Company's overall cash cost per ounce during the second quarter of 1995 was $240 per ounce compared to $245 per ounce during the second quarter of 1994.

Year-to-date 1995 revenues from gold and ore sales of $338.1 million were 5% higher than year-to-date 1994 revenues of $323.4 million reflecting higher gold sales volumes and a higher average realized price for gold sold. The higher gold sales volumes are attributable to the production at the new Eskay Creek mine and a 5,300 ounce increase in finished goods inventory during the first half of 1995 compared to a 13,200 increase during the first half of 1994. The Company's 1995 year-to-date average realized gold price was $385 per ounce, $2 per ounce higher than in the prior year's first half. Cash operating costs during the first six months of 1995 were $251 per ounce compared to $240 per ounce during the first six months of 1994.

Year-to-date revenues from the Main Pass 299 sulphur mine increased to $22.4 million during the first six months of 1995 from $10.6 million during the first six months of 1994. Operating income from the Main Pass mine of $1.3 million for the second quarter of 1995 compares to an operating loss of $1.1 million for the second quarter of 1994 and year-to-date operating income of $3.4 million for the first half of 1995 compares to an operating loss of $2.2 million for the first half of 1994. The improved results primarily are due to significantly higher sales volumes and a $19 per ton increase in the year-to-date average realized price of sulphur.

Depreciation, depletion and amortization expense of $25.6 million during the second quarter of 1995 compares to $21.1 million during the second quarter of 1994 and year-to-date depreciation expense of $48.6 million compares to $41.2 million during the first six months of 1994. The increase primarily is due to depreciation related to the Eskay Creek mine.

Exploration expense increased to $12.2 million for the first six months of 1995 from $8 million for the first six months of 1994. The increase in exploration expense is attributable to increased activity at the Ruby Hill feasibility project in Nevada and exploration work near the El Hueso mine. The higher rate of exploration expenditures will continue for the balance of the year as the Company pursues numerous attractive exploration targets and prospects. Total exploration expense for 1995 will be approximately $28 million compared to $21 million in 1994.

The Company's general policy is to sell its production at current prices. However, in certain limited circumstances, the Company will enter into forward sales commitments for small portions of its gold production. In the fourth quarter of 1994, the Company entered into forward sales for 183,200 ounces of gold it expects to produce at the Nickel Plate mine during 1995 and 1996. The prices to be received range from $386 to $437 per ounce and average $412 per ounce. The purpose of the forward sales program is to allow for recovery of the Company's remaining investment in the mine and provide for estimated reclamation costs. Results for the three and six months ended June 30, 1995 include sales under this program of 21,400 ounces and 42,900 ounces at an average price of $394 per ounce and $391 per ounce, respectively. At June 30, 1995 forward sales for 140,300 ounces at an average price of $418 per ounce remain outstanding under this program.

A substantial portion of Homestake's gold sales are generated outside the United States, principally in Canada and Australia. The value of these countries' currencies can fluctuate significantly with the U.S. dollar. The Company has a foreign currency protection program which establishes exchange rate ranges within which a portion of U.S. dollar receipts from the sale of gold may be converted into the currencies of these countries. Under existing SEC pronouncements, contracts entered into under this program do not qualify for hedge accounting and must be marked to market. At June 30, 1995 the Company had a net unrealized loss of $0.2 million on open contracts.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


Other income for the first half of 1995 includes a $2.7 million gain on the February 1995 sale of the Company's interest in the Torres mining complex, a $1.9 million gain on the sale of certain exploration properties in Australia, royalty income of $1.2 million, and a net foreign currency exchange loss of $1.8 million. The net foreign currency loss includes a $2 million foreign currency transaction loss on the repayment of intercompany debt denominated in Canadian dollars. Other income for the first half of 1994 includes the $15.7 million gain on the sale of the Company's interest in the Dee mine, a foreign currency exchange gain of $1.3 million, $1.8 million in insurance proceeds, royalty income of $1.6 million, and $1.3 million related to the sale of HGAL's Fortnum property.

The effective income tax rate for the Company in 1995 has increased from the prior year. In 1994, the Company benefitted from reversals of tax valuation allowances principally in foreign jurisdictions. These items were fully utilized in 1994.

Income allocable to minority interests in consolidated subsidiaries increased to $7.9 million during the first half of 1995 from $3.6 million in the first half of 1994. This increase primarily is due to the income derived from the Eskay Creek mine. Prime, which owns 100% of the Eskay Creek mine, is a 50.6%- owned subsidiary of Homestake.


GOLD PRODUCTION

The following charts detail Homestake's gold production and cash operating costs per ounce by location, and consolidated revenue, cash operating costs and noncash costs per ounce.

                                                   Production
                                             (Ounces in thousands)
                                 Three Months Ended           Six Months Ended
                 Percentage           June 30,                      June 30,
Mine            Interest (%)     1995           1994          1995        1994
----            ------------    -----          -----         -----       -----
Homestake            100        102.4           97.4         201.1       200.6
McLaughlin           100         63.7           66.1         115.9       132.9
Round Mountain        25         20.1           25.3          43.1        59.3
Joint Ventures                    8.9           10.3          16.0        20.6
                                -----         ------        ------      ------
  Total United States           195.1          199.1         376.1       413.4


Eskay Creek (1)      100        100.9              -         166.1           -
Williams              50         52.9           61.2         101.0       122.9
David Bell            50         22.8           28.3          40.2        53.2
Nickel Plate         100         22.4           22.5          43.9        46.5
Snip (2)              40         13.8           12.4          26.4        25.2
                                -----          -----         -----       -----
     Total Canada               212.8          124.4         377.6       247.8

Kalgoorlie,
   Australia          50         77.8           86.5         166.7       176.4

El Hueso, Chile      100          4.4           13.6          13.2        28.2

Mines not shown or sold           6.6            8.8          11.9        21.1
                                -----          -----         -----       -----

Total Production                496.7          432.4         945.5       886.9
Less Minority Interest           71.1           21.9         126.0        44.3
                                -----         ------         -----      ------
Homestake's Share               425.6         410.5          819.5       842.6
                                =====         ======         =====       =====




                           HOMESTAKE MINING COMPANY AND SUBSIDIARIES


Management's Discussion and Analysis (continued)
------------------------------------------------

                                             Cash Operating Costs
                                              (Dollars per ounce)
                                  Three Months Ended        Six Months Ended
                Percentage              June 30,                  June 30,
Mine            Interest (%)       1995          1994       1995          1994
----            ------------       ------------------       ------------------
Homestake            100            $292          $294       $298          $274
McLaughlin           100             176           235        227           233
Round Mountain        25             247           206        256           177
Joint Ventures                       277           205        302           233

Eskay Creek (3)      100             182           -          183           -
Williams              50             220           186        227           192
David Bell            50             199           166        223           170
Nickel Plate         100             369           289        356           284
Snip (3)              40             170           191        166           179

Kalgoorlie            50             296           256        277           261

El Hueso, Chile      100             458           419        408           378

Mines not shown
  or sold                            126           228        145           225

Weighted Average                    $240          $245       $251          $240




                                    Three Months Ended        Six Months Ended
                                         June 30,                  June 30,
Per Ounce of Gold                   1995          1994       1995          1994
-----------------                   ------------------       -----------------
Revenue                             $388          $382       $385          $383
Cash Operating Costs                 240           245        251           240
Noncash Costs (4)                     48            51         49            48


(1) Ounces produced are expressed on a gold equivalent basis and include 60,800 payable ounces of gold and 2.9 million payable ounces of silver contained in ore sold to smelters in the 1995 second quarter, and 103,800 payable ounces of gold and 4.7 million payable ounces of silver contained in ore sold to smelters in the 1995 year-to-date period.

(2)  Includes ounces of gold contained in dore and concentrates.

(3)  For   comparison  purposes,  cash  operating  costs  per  ounce  include estimated third-party costs incurred by smelter owners and others to produce marketable gold and silver.

(4)  Includes   depreciation,   end-of-mine   reclamation   accruals,   and
     amortization of the cost of property acquisitions.


                      HOMESTAKE MINING COMPANY AND SUBSIDIARIES

------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $85.9 million in the first six months of 1995 compared to $59.1 million in the first six months of 1994. Working capital at June 30, 1995 amounted to $292.3 million, including $250.2 million in cash and equivalents and short-term investments.

Capital additions of $39.5 million during the first half of 1995 include $31.8 million at the Kalgoorlie operations primarily for the Fimiston mill expansion. The Fimiston mill expansion is progressing on schedule. The four million ton per year modification is scheduled for completion by the end of the third quarter. The three million ton Oroya mill then will be dismantled to allow for the next major development of the Super Pit, resulting in a net increase of one million tons in Kalgoorlie mill capacity.

The Company has a $150 million line of credit under which borrowings may be drawn in U.S. dollars, Canadian dollars, ounces of gold or any combination of these. No amounts have been borrowed under this facility. The Company has no required debt payments until the year 2000.

During the second quarter of 1994, the Company increased its quarterly dividend from $0.025 per share to $0.05 per share. Total common stock dividends paid during the first half of 1995 were $13.8 million compared to $10.3 million for the comparable period of 1994.

In June, Homestake exercised its option to acquire 5% of Zoloto Mining Ltd. for $1 million. Zoloto owns a 75% interest in the Pokrovskoye gold deposit located in the Amur region of eastern Russia. Homestake and Zoloto are preparing a feasibility study for the 2 million ounce deposit. Following completion of the feasibility study, Homestake may exercise a second option to acquire an additional 62% of Zoloto by paying a further $15 million, thereby acquiring a 50% indirect interest in the Pokrovskoye gold deposit.

In  July  1995,  Homestake  acquired  a  10% interest (fully-diluted) in Navan
Resources plc, an Irish public company with diverse mineral interests in Europe, for $24 million. As part of the purchase, Homestake acquired an option to acquire 50% of Navan's interest in the Chelopech gold-copper mining operations located 45 miles east of Sofia, Bulgaria. Current reserves and resources at Chelopech total 4.5 million ounces of gold and 1.1 billion pounds of copper with annual production of approximately 500,000 tonnes of ore containing 46,000 ounces of gold annually. Further development is in progress to increase annual production to 750,000 tonnes of ore containing 72,000 ounces of gold. Homestake is conducting a study to determine the feasibility of further increasing the annual production rate to approximately 2,000,000 tonnes of ore containing about 200,000 ounces of gold, beginning in 2000. Once the feasibility study is completed, Homestake can acquire 50% of Navan's interest in the operations by investing an additional $48 million, which will be used to fund a portion of the cost of the expansion.

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

                  HOMESTAKE MINING COMPANY AND SUBSIDIARIES



Part II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

At the Annual Meeting of Shareholders held on May 9, 1995, shareholders voted on and approved 1) the election of five Class II Directors to serve until the 1998 Annual Meeting and one Class III Director to serve until the 1996 Annual Meeting and 2) the appointment of Coopers & Lybrand L.L.P. as independent auditors for 1995. Shareholder votes were as follows:

(1)   The election of five Class II and one Class III Directors:

                              Votes for      Votes Withheld
                              -----------    --------------
      Class II
      --------
        Henry G. Grundstedt   106,462,216      2,049,756
        William A. Humphrey   106,497,006      2,014,966
        John Neerhout, Jr.    107,562,173        949,799
        Stuart T. Peeler      106,360,476      2,151,497
        Jack E. Thompson      107,441,081      1,070,891
      Class III
      ---------
        Carol A. Rae          107,446,736      1,065,236

      In addition to the aforementioned directors, the following directors continued in office: M. Norman Anderson, Robert H. Clark, Jr., Harry M. Conger, G. Robert Durham, Douglas W. Fuerstenau, Robert K. Jaedicke and Berne A. Schepman. Immediately prior to the annual meeting, Hadley Case retired and assumed the status of Director Emeritus and Glen L. Ryland retired.

(2) Approval of the appointment of Coopers & Lybrand L.L.P. as independent auditors:

               Votes for               Votes Against             Abstain
               ---------               -------------             -------
              107,670,970                 327,757               513,245


Item 6.
-------

(a)   Exhibits                                          Method of Filing
                                                        ----------------
      11  - Computation of Earnings
            Per Share                                     Filed herewith
                                                          electronically

      27  - Financial Data Schedule                       Filed herewith
                                                          electronically


(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                       HOMESTAKE MINING COMPANY AND SUBSIDIARIES



                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         HOMESTAKE MINING COMPANY


Date:  August 7, 1995                    By:/s/ Gene G. Elam
       --------------                       ----------------
                                            Gene G. Elam
                                            Vice President, Finance
                                            and Chief Financial Officer