Form 10-Q
period 1995-09-30
HOMESTAKE MINING CO /DE/
filed 1995-11-14
CIK 743872

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.


               For the Quarterly Period Ended September 30, 1995


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

                           Yes        X                       No
                                  ________                       ______


The number of shares of common stock outstanding as of October 31, 1995 was 137,959,336.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



PART 1 - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements
-----------------------------

A.  Condensed Consolidated Balance Sheets (unaudited)
    -------------------------------------
    (In thousands, except per share amount)

                                                                                September 30,     December 31,
                                                                                    1995              1994
                                                                                 -------------   -------------
ASSETS
Current assets
    Cash and equivalents .......................................................   $   131,869    $   105,701
    Short-term investments .....................................................       107,827         99,479
    Receivables ................................................................        58,688         58,994
    Inventories:
       Finished products .......................................................        12,925         15,004
       Ore and in-process ......................................................        27,903         26,889
       Supplies ................................................................        29,602         29,822
    Other ......................................................................         9,226          6,910
                                                                                   -----------    -----------
       Total current assets ....................................................       378,040        342,799
                                                                                   -----------    -----------

Property, plant and equipment - at cost ........................................     1,638,963      1,579,502
    Accumulated depreciation, depletion and amortization .......................      (844,078)      (771,281)
                                                                                   -----------    -----------
       Property, plant and equipment - net .....................................       794,885        808,221
                                                                                   -----------    -----------

Investments and other assets
    Noncurrent investments .....................................................        36,883         15,774
    Other assets ...............................................................        29,672         35,174
                                                                                   -----------    -----------
       Total investments and other assets ......................................        66,555         50,948
                                                                                   -----------    -----------
Total Assets ...................................................................   $ 1,239,480    $ 1,201,968
                                                                                   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable ...........................................................   $    31,453    $    35,674
    Accrued liabilities:
       Payroll and other compensation ..........................................        21,051         22,178
       Reclamation .............................................................        11,546         15,266
       Other ...................................................................        18,235         16,694
    Income and other taxes payable .............................................         6,569          7,083
                                                                                   -----------    -----------
       Total current liabilities ...............................................        88,854         96,895
                                                                                   -----------    -----------

Long-term liabilities
    Long-term debt .............................................................       185,000        185,000
    Other long-term obligations ................................................       116,625        110,719
                                                                                   -----------    -----------
       Total long-term liabilities .............................................       301,625        295,719
                                                                                   -----------    -----------

Deferred income and mining taxes ...............................................       153,634        136,274
Minority interests in consolidated subsidiaries ................................        98,804         84,310

Shareholders' equity
    Capital stock, $1 par value per share:
       Preferred - 10,000  shares  authorized;  no shares  outstanding
       Common - 250,000 shares authorized; shares outstanding:
         1995 - 137,954; 1994 - 137,785 ........................................       137,954        137,785
    Other shareholders' equity .................................................       458,609        450,985
                                                                                   -----------    -----------
       Total shareholders' equity ..............................................       596,563        588,770
                                                                                   -----------    -----------
Total Liabilities and Shareholders' Equity .....................................   $ 1,239,480    $ 1,201,968
                                                                                   ===========    ===========



See notes to condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


B.  Condensed Statements of Consolidated Income (unaudited)
    -------------------------------------------
    (In thousands, except per share amounts)



                                                     Three Months Ended       Nine Months Ended
                                                        September 30,            September 30,
                                                    1995         1994        1995         1994
                                                  ---------   ----------  ----------    -----------
Revenues
      Gold and ore sales .....................   $ 164,176    $ 156,276    $ 502,301    $ 479,636
      Sulphur and oil sales ..................       9,334        7,322       31,701       17,918
      Interest income ........................       4,085        2,723       12,686        6,673
      Equity earnings ........................       1,223          812        1,684        2,312
      Gain on issuance of stock by subsidiary                                              11,224
      Other income (expense) .................       2,610         (142)       8,578       23,709
                                                 ---------    ---------    ---------    ---------
                                                   181,428      166,991      556,950      541,472
                                                 ---------    ---------    ---------    ---------
Costs and Expenses
      Production costs .......................     119,356      111,326      355,625      327,389
      Depreciation, depletion and amortization      25,240       19,419       73,866       60,613
      Administrative and general expense .....       8,926        9,028       28,977       27,868
      Exploration expense ....................       7,221        6,943       19,387       14,944
      Interest expense .......................       2,551        2,345        8,324        7,872
      Other expense ..........................         404          390        2,155        6,154
                                                 ---------    ---------    ---------    ---------
                                                   163,698      149,451      488,334      444,840
                                                 ---------    ---------    ---------    ---------

Income Before Taxes and Minority Interest ....      17,730       17,540       68,616       96,632
Income and Mining Taxes ......................      (7,883)      (5,055)     (33,091)     (23,333)
Minority Interest ............................      (4,902)      (1,636)     (12,841)      (5,281)
                                                 ---------    ---------    ---------    ---------
Net Income ...................................   $   4,945    $  10,849    $  22,684    $  68,018
                                                 =========    =========    =========    =========

Net Income Per Share .........................   $    0.04    $    0.08    $    0.16    $    0.49
                                                 =========    =========    =========    =========

Average Shares Used in the Computation .......     137,949      137,742      137,891      137,717
                                                 =========    =========    =========    =========

Dividends Per Common Share ...................   $    0.05    $    0.05    $    0.15    $   0.125
                                                 =========    =========    =========    =========




See notes to condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



C.   Condensed Statements of Consolidated Cash Flows  (unaudited)
     ------------------------------------------------
     (In thousands)


                                                               Nine Months Ended September 30,
                                                                     1995         1994
                                                               -------------------------------
Cash Flows from Operations
      Net income .............................................   $  22,684    $  68,018
      Reconciliation to net cash provided by operations:
          Depreciation, depletion and amortization ...........      73,866       60,613
          Deferred taxes, minority interest and other ........      46,838       27,727
          Gain on disposals of assets ........................      (4,956)     (19,056)
          Gain on issuance of stock by subsidiary ............                  (11,224)
          Effect of changes in operating working capital items     (13,785)     (30,059)
                                                                 ---------    ---------
      Net cash provided by operations ........................     124,647       96,019
                                                                 ---------    ---------

Investment Activities
      Increase in short-term investments .....................      (8,348)     (80,431)
      Additions to property, plant and equipment .............     (58,142)     (56,116)
      Investment in Navan Resources plc ......................     (24,000)
      Proceeds from sales of assets ..........................      10,554       22,792
      Other ..................................................        (144)      (6,929)
                                                                 ---------    ---------
      Net cash used in investment activities .................     (80,080)    (120,684)
                                                                 ---------    ---------

Financing Activities
      Common shares issued ...................................       2,286        4,928
      Dividends paid .........................................     (20,685)     (17,216)
      Debt repayments ........................................                   (8,352)
      Stock issued by subsidiary .............................                   31,870
                                                                 ---------    ---------
      Net cash provided by (used in) financing activities ....     (18,399)      11,230
                                                                 ---------    ---------

Net increase (decrease) in cash and equivalents ..............      26,168      (13,435)

Cash and equivalents, January 1 ..............................     105,701      134,719
                                                                 ---------    ---------

Cash and equivalents, September 30 ...........................   $ 131,869    $ 121,284
                                                                 =========    =========




See notes to condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)
----------------------------------------------------

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

         All dollar amounts are in United States dollars, unless otherwise indicated.

2. In June 1994, Prime Resources Group Inc. (Prime) sold five million common shares at approximately $6.70 per share to the public. Net proceeds of approximately $31.9 million from this issue were used to fund a portion of the construction and development costs of the Eskay Creek mine in Canada. This transaction resulted in a reduction of the Company's interest in Prime from 54.2% to 50.6%. It is the Company's policy to recognize in the income statement any gains or losses on the issuance of stock of the Company's subsidiaries. The Company recorded an $11.2 million gain in the second quarter of 1994 on the transaction in recognition of the net increase in the book value of the Company's investment in Prime. Deferred income taxes were not provided for on the gain since the Company's tax basis in Prime substantially exceeds its carrying value.

3. Other income for the nine months ended September 30, 1995 includes a gain of $2.7 million on the February 1995 sale of the Company's 28% equity interest in the Torres silver mining complex. Proceeds from this sale totaled $6 million.

         Other income for the nine months ended September 30, 1994 included a $15.7 million gain on the May 1994 sale of the Company's 44% interest in the Dee mine to Rayrock Mines, Inc. Total proceeds from this sale were $16.5 million.

         Other expense for the nine months ended September 30, 1994 included a $5 million accrual for additional estimated reclamation costs for non-operating properties.

4. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which established trading ranges within which the United States dollar may be exchanged for foreign currencies by setting minimum and maximum exchange rates. Option contracts outstanding as of September 30, 1995 were as follows:


                          Amount Covered          Exchange Rates to U.S. $              Expiration
Currency                  (U.S. Dollars)           Minimum         Maximum                 Date
------------------------------------------------------------------------------------------------------
Canadian                    $118,900,000            0.67            0.77                1995-1997
Australian                    49,900,000            0.68            0.76                1995-1996
                     --------------------
                            $168,800,000

5. In the fourth quarter of 1994, the Company entered into forward sales for 183,200 ounces of gold it expected to produce at the Nickel Plate mine during 1995 and 1996. The purpose of the forward sales program is to allow for recovery of the Company's remaining investment in the mine and provide for estimated reclamation costs. Results for the three and nine months ended September 30, 1995 include sales under this program of 22,500 ounces and 65,400 ounces at an average price of $400 per ounce and $394 per ounce, respectively. At September 30, 1995 forward sales for 117,800 ounces at an average price of $421 per ounce remain outstanding under this program. In October 1995, the Company closed out forward sales contracts covering 24,400 ounces for delivery in 1996.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

6. In July 1995, the Company acquired for $24 million a 10% interest (fully-diluted) in Navan Resources plc (Navan) and an option to acquire 50% of Navan's interest in the Chelopech gold-copper mining operations located 45 miles east of Sofia, Bulgaria. Navan is an Irish public company with diverse mineral interests in Europe. The Company currently is conducting a study to determine the feasibility of increasing the annual rate of production at the Chelopech mine. Once the feasibility study is completed, the Company can acquire 50% of Navan's interest in the Chelopech operations by investing an additional $48 million, which would be used to fund a portion of the cost of the expansion.

7. The Company's income and mining tax rate for the nine months ended September 30, 1995 was 48% compared to 24% for the comparable period of 1994. The 1994 rate was low due to the availability of certain tax benefits. The higher effective tax rates experienced in 1995 will continue as the tax benefits available in 1994 have been utilized and the major portion of the Company's current earnings are in jurisdictions with higher income and mining tax rates.

         The Company's deferred tax liability of $136.3 million at December 31, 1994 was comprised of gross deferred tax liabilities of $215.2 million less net deferred tax assets of $78.9 million. Deferred tax assets were net of deferred tax asset valuation allowances of $49.8 million. The Company's deferred tax valuation allowances represent the portion of its consolidated deferred tax assets which, based on projections at December 31, 1994, the Company does not believe that realization is more likely than not. The $49.8 million of deferred tax valuation allowances is comprised of United States, Chile and Australia unrealizable deferred tax assets of $29.2 million, $16.4 million and $4.2 million, respectively.

         The largest portion of the $49.8 million of unrealizable deferred tax assets is comprised of $23.0 million of future tax benefits (United States - $18.8 million and Australia - $4.2 million) relating to expenses (previously charged against consolidated book earnings) that the Company projects will not be deductible for tax return purposes until after the year 2009. In projecting U.S. source income beyond this period, the Company currently does not meet the "more likely than not" criteria required to recognize the U.S. tax benefit. In addition, there currently is not a tax strategy which would result in the realization of the Australian benefit. The remaining $26.8 million principally is comprised of future tax benefits relating to net operating loss carry-forwards in Chile and the United States that the Company projects it will be unable to utilize.

8. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and, if deemed impaired, measurement and recording of an impairment loss be based on the fair value of the asset which generally will be computed based on the discounted cash flows arising from such asset. The Company expects to adopt SFAS 121 for the year beginning January 1, 1996. Based on current carrying values and estimated undiscounted cash flows of the Company's long-lived assets, the Company currently does not expect any income statement impact upon adopting SFAS 121.

9. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) imposes heavy liabilities on persons who discharge hazardous substances. The Environmental Protection Agency (EPA) publishes a National Priorities List (NPL) of known or threatened releases of such substances.

         An  18-mile  stretch  of  Whitewood  Creek in the Black  Hills of South
         Dakota is a site on the NPL. The EPA asserted that discharges of tailings by mining companies, including the Company, for more than 100 years have contaminated soil and water. In 1990, the Company signed a consent decree with the EPA requiring that the Company perform remedial work on the site and continue long-term monitoring. The on-site remedial work has been completed. The Company estimates that the remaining cost of monitoring required by the decree, including EPA oversight costs, will be less than $1 million. The EPA has certified that the Company has fully performed remedial actions required by the decree. The EPA also has notified the Company of its intention to move forward with the deletion of this site from the NPL, and the Company expects deletion to occur in the near future.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

         The tailings facility at the Company's discontinued uranium mill near Grants, New Mexico, is a site on the NPL. The EPA asserted that leakage from the tailings contaminated a shallow aquifer that served nearby residential subdivisions. The Company paid the costs for installing a municipal water supply and continues to operate an injection and collection system that has significantly improved the quality of the aquifer to a point where contaminates off-site are below natural background levels. The Company has decommissioned and disposed of the mills and has closed the tailings impoundments at the site. The estimated costs of continued compliance are included in the accrued reclamation liability. All EPA oversight costs for the site have been paid and no additional oversight costs are accruing.

         Title X of the Energy Policy Act of 1992 (the Act) authorized appropriations of $270 million to cover the Federal Government's share of certain costs of reclamation, decommissioning and remedial action for byproduct material (primarily tailings) generated by certain licensees as an incident of uranium sales to the Federal Government. Reimbursement is subject to compliance with regulations of the Department of Energy (DOE), which were issued in 1994. Pursuant to the Act, the Company may submit requests for reimbursement under the Act for 51.2% of the past and future costs of reclaiming the Grants site in accordance with the approved reclamation plan and Nuclear Commission license requirements. The Company estimates the total costs to reclaim the Grants facility, including costs incurred to date by the Company, will be $59.2 million. The DOE's share of these estimated costs will amount to approximately $30.2 million. To date, Congress has appropriated $83 million for disbursement in fiscal years 1994 and 1995 to eligible licensees. In 1994, the Company submitted an initial claim, which has been approved by the DOE for $13.9 million, for the DOE's share of past costs incurred through December 31, 1993. A claim for $7.3 million was submitted in 1995 for 1994 expenditures. The Company expects to file additional claims on an annual basis for expenditures made in the preceding year. The accompanying balance sheet at September 30, 1995 includes a receivable of $11.4 million from the DOE for claims filed, net of $9.8 million reimbursements received through that date. The Company believes that its reclamation reserves for uranium operations and amounts expected to be received under the Act are sufficient to provide for all reclamation costs for the Grants site.

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

10. On August 14, 1995 the Company announced its intention to acquire the 18.5% of Homestake Gold of Australia Limited (HGAL) it does not already own. Homestake's offer of .089 of a Homestake share or A$1.90 in cash for each of the 109,605,000 HGAL shares held by the public was mailed to the HGAL shareholders on October 31, 1995. This offer will remain open until December 5, 1995. The offer is not subject to any minimum level of acceptance or any other condition. In accordance with Australian securities laws, the Company intends to compulsorily acquire any minority shares of HGAL remaining following the offer. The Company will be entitled to compulsorily acquire any remaining shares if it is successful in acquiring at least 90% of all HGAL shares before the close of the offer, and at least 75% of the shareholders have disposed of their HGAL shares to the Company or at least 75% of the HGAL shareholders, registered immediately before the day on which the offering document was served on HGAL, cease to be registered as HGAL shareholders within one month after the end of the offer period.

         The following Pro Forma Condensed Consolidated Financial Statements have been prepared to illustrate the estimated effects of the proposed acquisition (the "Acquisition") of the 109,605,000 shares of HGAL not presently owned by the Company. The Acquisition will be accounted for as a purchase under U.S. GAAP. The Pro Forma Condensed Consolidated Financial Statements include a Pro Forma Condensed Consolidated Balance Sheet as of September 30, 1995, assuming the Acquisition occurred as of that date,

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

         and a Pro Forma Condensed Consolidated Statement of Operations for the nine months ended September 30, 1995, assuming that the Acquisition occurred on January 1, 1995.

         The Pro Forma Condensed Consolidated Financial Statements are presented utilizing the purchase method of accounting whereby the cost of acquiring the 18.5% of HGAL not already owned by the Company is determined by the value of the shares and the cash which the Company will exchange, plus the direct costs associated with the Acquisition, which are estimated to be approximately $3 million. The Pro Forma Condensed Consolidated Financial Statements do not purport to represent what the financial position or results of operations actually would have been if the Acquisition had occurred at the beginning of the periods or to project the financial position or results of operations for any future date or period.

         The Pro Forma Condensed Consolidated Financial Statements should be read in conjunction with the historical consolidated financial statements, including the notes thereto, of the Company. The Pro Forma Condensed Consolidated Financial Statements also include pro forma adjustments which are based on available information and certain assumptions that management of the Company believes are reasonable in the circumstances. Such pro forma adjustments reflect the effects of the Acquisition of all of the HGAL shares not already owned by the Company, assuming 50% of HGAL shares are exchanged for Homestake common stock and 50% of HGAL shares are acquired for cash.

                 Pro Forma Condensed Consolidated Balance Sheet
                               September 30, 1995
                                 (In thousands)


                                                                                 Homestake     Pro Forma
                                                                                 Historical    Adjustments   Pro Forma
                                                                                -----------   -------------  ---------
ASSETS
Current assets
     Cash and equivalents ...................................................   $  131,869   $  (81,000)(A) $   50,869
     Short-term investments .................................................      107,827                     107,827
     Receivables ............................................................       58,688                      58,688
     Inventories ............................................................       70,430                      70,430
     Other ..................................................................        9,226                       9,226
                                                                                 ----------  ----------      ----------
        Total current assets ................................................      378,040      (81,000)       297,040
                                                                                 ----------  ----------      ----------

Property, plant and equipment - net .........................................      794,885      189,100 (A)    983,985
                                                                                 ----------  ----------      ----------

Investments and other assets
     Noncurrent investments .................................................       36,883                      36,883
     Other assets ...........................................................       29,672                      29,672
                                                                                 ----------                  ----------
        Total investments and other assets ..................................       66,555                      66,555
                                                                                 ----------  ----------      ----------

Total Assets ................................................................   $1,239,480   $  108,100     $1,347,580
                                                                                ==========   ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities .........................................................   $   88,854                  $   88,854
                                                                                ----------                   ----------
Long-term liabilities
     Long-term debt .........................................................      185,000                     185,000
     Other long-term obligations ............................................      116,625                     116,625
                                                                                ----------                   ----------
        Total long-term liabilities .........................................      301,625                     301,625
                                                                                ----------                   ----------

Deferred income and mining taxes ............................................      153,634    $  50,000 (A)    203,634
                                                                                ----------    ----------     ----------

Minority interests in consolidated subsidiaries .............................       98,804      (24,800)(A)     74,004
                                                                                ----------    ----------     ----------

Shareholders' equity ........................................................      596,563       82,900 (A)    679,463
                                                                                ----------    ----------     ----------

Total Liabilities and Shareholders' Equity ..................................   $1,239,480   $  108,100     $1,347,580
                                                                                ==========    ==========     ==========


                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES
[FN]
              (A) To reflect the acquisition of the 109,605,000 HGAL shares that
                  Homestake does not presently own, assuming the issuance of 4,877,500 Homestake shares valued at $82,900 and the payment of $78,000 in cash, plus acquisition and related costs of $3,000. Accordingly, the total pro forma acquisition cost is $163,900 compared to the book value for minority interest of $24,800. The actual purchase price will be determined based upon the value of the Homestake shares issued and cash paid for the purchase of the HGAL shares acquired. As discussed below, it is the Company's opinion that substantially all of the purchase price in excess of the net book value of HGAL is attributable to the mineral property interests held by HGAL. The excess purchase price paid over the net book value of assets acquired and related deferred taxes is allocated as follows:


                  Total Purchase Price                                                            $163,900
                  Net Book Value of Minority Interest in HGAL, September 30, 1995                   24,800
                                                                                                  --------
                  Excess of Purchase Price Paid over Net Book Value of
                      Assets Acquired Attributed to Mineral Properties                             139,100

                  Increase in Mineral Properties Due to the Recognition of the
                      Deferred Tax Consequences of Differences Between the
                      Assigned Values and Tax Bases of the Net Assets Acquired                      50,000
                                                                                                   -------
                  Total Increase in Property, Plant and Equipment                                  189,100

                  Increase in Deferred Taxes                                                       (50,000)
                                                                                                  --------
                  Excess of Purchase Price Paid over Net Book Value of
                      Assets Acquired                                                             $139,100
                                                                                                  ========

                  With the exception of property, plant and equipment, the assets and liabilities of HGAL included in Homestake's consolidated financial statements consist primarily of working capital items, the carrying values of which are substantially at fair market value. Based on the history of the Kalgoorlie property and the identification and development of mineral deposits and their conversion to ore reserves, the financial analysis undertaken by the Company in connection with its decision to acquire the additional 18.5% of HGAL, and the Company's experience in ownership and operation at Kalgoorlie and other long-life mines, it is the Company's opinion that all of the purchase price in excess of the net book value of assets acquired is attributable to mineral properties at Kalgoorlie. The Company used discounted cash flow analysis to determine the allocation of the purchase price between reserves and other mineral deposits. This analysis indicated that approximately 62% of the purchase price allocated to mineral properties is attributable to reserves and the remainder is attributable to other mineral deposits and mineral properties, as follows:


                      Purchase Price Allocated to Property Plant and Equipment:
                           Acquisition of minority interests' share of
                               property, plant and equipment                                     $  28,600
                           Allocation of excess purchase price                                     189,100
                                                                                                 ---------
                                                                                                  $217,700
                                                                                                 =========
                      Allocation of Property, Plant and Equipment:

                           Proven and probable reserves:
                               Minority interests' share of property,
                                       plant and equipment acquired                              $  28,600
                               Excess purchase price allocation                                    106,200
                                                                                                 ---------
                                                                                                   134,800    (62%)
                           Other mineral deposits and mineral
                               properties, allocation of excess purchase price                      82,900    (38%)
                                                                                                 ---------
                                                                                                 $ 217,700   (100%)
                                                                                                 =========
                  The final  allocation of the purchase  price will be made when the  acquisition  is completed and when the Company  completes its annual  detailed  analysis of reserves as of December  31,
                  1995.  However,  management  does not expect the final  actual allocation of the purchase  price to be  materially  different from the pro forma balance sheet.

                                        9

                         HOMESTAKE MINING COMPANY AND SUBSIDIARIES

            Pro Forma Condensed Consolidated Statement of Operations
                  For the Nine Months Ended September 30, 1995
             (Dollar amounts in thousands, except per share amounts)

                                                                   Homestake           Pro Forma
                                                                   Historical         Adjustments          Pro Forma
                                                                -----------------    ---------------    -----------------
Revenues
     Product sales                                                     $ 534,002                             $   534,002
     Interest income                                                      12,686         $  (3,600)(A)             9,086
     Other income                                                         10,262                                  10,262
                                                                -----------------    ---------------    -----------------
                                                                         556,950            (3,600)              553,350
                                                                -----------------    ---------------    -----------------

Costs and Expenses
     Production costs                                                    355,625                                 355,625
     Depreciation, depletion and amortization                             73,866             4,200 (B)            78,066
     Administrative and general expense                                   28,977                                  28,977
     Exploration expense                                                  19,387                                  19,387
     Interest expense                                                      8,324                                   8,324
     Other expense                                                         2,155                                   2,155
                                                                -----------------    ---------------    -----------------
                                                                         488,334             4,200               492,534
                                                                -----------------    ---------------    -----------------

Income Before Taxes and Minority Interest                                 68,616            (7,800)               60,816
Income and Mining Taxes                                                  (33,091)            1,800 (C)           (31,291)
Minority Interest                                                        (12,841)            1,076 (D)           (11,765)
                                                                -----------------    ---------------    -----------------

Net Income                                                            $   22,684         $  (4,924)           $   17,760
                                                                =================    ===============    =================

Net Income Per Share                                                  $     0.16                              $     0.12
                                                                =================                       =================

Average Shares Used in the Computation (thousands)                       137,891                                 142,769
                                                                =================                       =================


[FN]
              (A) To  eliminate  interest  income,  based on the  year-to-date average earnings rate of approximately 6% per annum, in respect of the assumed cash component of the HGAL purchase price in the amount of $81,000.

              (B) To record  amortization of the excess purchase price paid over
                  the  net   book   value  of   assets   acquired,   using   the
                  units-of-production method, as follows:

                    (Tabular amounts in thousands, except per ounce amount)
                    1)Excess  purchase price  allocated to proven
                      and probable reserves                                                    $   106,200
                    2)Estimate of HGAL's share of
                      ounces of gold to be recovered
                      based on Homestake's estimate of 6.75 million ounces contained
                      in reserves and an estimated recovery rate of 89%                              6,007
                    3)Estimate of recoverable ounces attributed to minority interests'
                      18.5% of HGAL                                                                  1,111
                    4)Amortization rate per ounce ((1) divided by (3))                          $    95.60
                    5)HGAL's year-to-date September 1995 ounces of gold produced                     238.7
                    6)Minority interests' share of  HGAL's year-to-date September
                      1995 production                                                                 44.2
                    7)Pro forma amortization adjustment ((4) times (6))                          $   4,200

              (C) To record the tax effects of adjustments (A) and (B) above.

              (D) To eliminate the minority interests' share of HGAL's earnings.


                         HOMESTAKE MINING COMPANY AND SUBSIDIARIES


Item 2 - Management's  Discussion and Analysis of Financial  Condition
----------------------------------------------------------------------
and Results of Operations
-------------------------

Results of Operations

(Unless  specifically  stated otherwise,  the following  information  relates to amounts included in the consolidated financial statements including the Company's interests in mining partnerships accounted for using the equity method, without reduction for minority interest.)

Homestake recorded net income of $4.9 million or 4 cents per share in the third quarter of 1995 compared to $10.8 million or 8 cents per share in the third quarter of 1994. The lower 1995 third quarter earnings primarily reflect a temporary production decline at the Kalgoorlie operations in Western Australia where a major mill expansion was completed during the quarter, fewer ounces produced at certain operations in the United States, and a higher effective income and mining tax rate. Year-to-date net income of $22.7 million or 16 cents per share compares to 1994 year-to-date net income of $68.0 million or 49 cents per share. The lower earnings in 1995 reflect $23.8 million of nonrecurring gains included in the year-to-date 1994 results and a higher income and mining tax rate in 1995. The 1994 year-to-date net income included nonrecurring pretax gains of $15.7 million ($12.6 million after tax) on the sale of the Company's interest in the Dee mine and $11.2 million ($11.2 million after tax) from dilution of the Company's interest in Prime Resources Group Inc. (Prime) following Prime's sale of additional shares to the public.

Consolidated production increased 10% to 453,400 ounces in the third quarter of 1995 compared to the prior year's third quarter as a result of production from the new Eskay Creek mine, partially offset by production declines at other operations. Revenues from gold operations totaled $164.2 million in the third quarter of 1995 compared to revenues of $156.3 million in third quarter of 1994. The higher 1995 third quarter revenues reflect a 9% increase in the ounces of gold sold. During the third quarter of 1995, the Company sold 457,000 equivalent ounces of gold at an average realized price of $385 per ounce compared to 417,500 ounces of gold sold at an average realized price of $384 per ounce during the third quarter of 1994.

In January 1995, commercial production began at the new Eskay Creek mine in British Columbia. Eskay Creek sold ore containing 48,200 ounces of gold and 2.2 million ounces of silver, equivalent to approximately 79,000 ounces of gold during the 1995 third quarter. Cash costs, including the costs of third-party smelters, were $187 per equivalent ounce during the third quarter of 1995. Eskay Creek's first year of operation continues to exceed expectations and the mine now is expected to produce ore containing in excess of 310,000 ounces of gold equivalent during 1995. A recent exploration drilling program at Eskay Creek was successful in intersecting a high grade gold and silver zone which appears to be a stratigraphic extension to the northeast end of the main ore zone. This zone, which has the potential to add to the known reserves, is well located for mining access from the current underground workings. Additional exploration drilling is planned in 1996 for this zone and in the area surrounding the Eskay Creek mine.

Domestic production decreased by 5% to 184,500 ounces during the 1995 third quarter, primarily due to temporary production declines at the Homestake mine in South Dakota and the Round Mountain mine in Nevada, partially offset by increased production at the McLaughlin mine in northern California. At the Homestake mine, production was hampered during the 1995 third quarter by processing harder than normal ore from the open pit. Steps have been taken to increase mill throughput and production is expected to return to more normal levels in the fourth quarter of this year. The Homestake mine produced 90,400 ounces at a cash cost of $316 per ounce during the third quarter of 1995 compared to 97,400 ounces at a cash cost of $295 per ounce during the third quarter of 1994. Production at the Round Mountain mine decreased by 6,100 ounces during the 1995 third quarter to 20,600 ounces compared to the prior year's third quarter, reflecting lower grades and volumes of ore placed on the leach pads earlier in the year. The quantity of ore placed on the pads was increased during the 1995 third quarter. However, due to the time lag between the initial loading and the commencement of leaching, the benefit of this additional tonnage will not begin to be realized until the fourth quarter of this year. Round Mountain mine cash costs were $261 per ounce in the third quarter of 1995 compared to $216 per ounce in the third quarter of 1994. Production at the McLaughlin mine increased by 5% to 62,900 ounces during the 1995 third quarter compared to the 1994 third quarter, primarily due to slightly higher grades. As a result, cash costs per ounce decreased to $263 in the third quarter of 1995 from $267 in the third quarter of 1994. Gold production levels at the McLaughlin mine are expected to decline significantly in 1996 as mining operations will cease and production will be principally derived from processing lower grade stockpiles.

                         HOMESTAKE MINING COMPANY AND SUBSIDIARIES

Overall foreign gold production increased by 26% during the 1995 third quarter compared to the prior year's third quarter primarily due to the commencement of production at the Eskay Creek mine, partially offset by decreased production at the Kalgoorlie operations and the El Hueso mine. Homestake Gold of Australia Limited's (HGAL) share of production at the Kalgoorlie operations in Western Australia was 72,000 ounces during the third quarter of 1995 compared to 84,400 ounces during the third quarter of 1994 reflecting a temporary decline in production while the new Fimiston mill additions were integrated with the existing complex. As a result, cash costs per ounce at Kalgoorlie increased to $303 per ounce during the 1995 third quarter from $261 per ounce during the prior year's third quarter. At the El Hueso mine in Chile, production decreased from 14,100 ounces during the 1994 third quarter to 3,300 ounces during the 1995 third quarter primarily due to fewer tons leached. Gold mining at El Hueso ceased in February 1995 and limited production from heap leaching is expected to continue through 1995.

The Company's overall cash cost per ounce during the third quarter of 1995 was $260 compared to $259 during the third quarter of 1994.

Main Pass 299 sulphur project revenues increased to $9.3 million during the 1995 third quarter from $7.3 million during the 1994 third quarter and operating earnings were $0.7 million during the third quarter of 1995 compared to operating earnings of $0.5 million during the prior year's quarter. The improved results primarily are attributable to rising sulphur prices and an increase in the sales volumes of oil.

Year to date, gold and ore sales totaled $502.3 million compared to 1994 year-to-date sales of $479.6 million primarily reflecting increased gold sales volumes. The higher gold sales volumes are attributable to production from the Eskay Creek mine, partially offset by temporary production declines at certain other locations. Production exceeded sales by 1,600 ounces and 8,300 ounces in the 1995 and 1994 year-to-date periods, respectively. The Company's average realized price of gold was $385 for the first nine months of 1995 compared to $384 for the first nine months of 1994.

Depreciation, depletion and amortization expense during the 1995 third quarter of $25.2 million compares to $19.4 million during the 1994 third quarter, and 1995 year-to-date depreciation expense of $73.9 million compares to $60.6 million during the first nine months of 1994. The increase primarily is a result of depreciation related to the Eskay Creek mine, partially offset by lower depreciation due to lower production at other operations.

Exploration expense increased to $19.4 million during the first nine months of 1995 from $14.9 million during the prior year's comparable period. The increase in exploration expense primarily is due to increased activity at the Ruby Hill feasibility project in Nevada and continued work near the El Hueso mine and on the El Foco concession in Venezuela. Exploration expenditures in 1995 will continue to exceed the prior year's level of spending as the Company pursues numerous attractive exploration targets and prospects. Total exploration expenses for 1995 will be approximately $30 million compared to $21 million in 1994. In addition, approximately $9 million will be spent on in-mine exploration in 1995 compared to $8.4 million in 1994.

The Company's general policy is to sell its production at current prices. However, in certain limited circumstances, the Company will enter into forward sales commitments for small portions of its gold production. In the fourth quarter of 1994, the Company entered into forward sales for 183,200 ounces of gold it expected to produce at the Nickel Plate mine during 1995 and 1996. The purpose of the forward sales program is to allow for recovery of the Company's remaining investment in the mine and provide for estimated reclamation costs. Results for the three and nine months ended September 30, 1995 include sales under this program of 22,500 ounces and 65,400 ounces at an average price of $400 per ounce and $394 per ounce, respectively. At September 30, 1995 forward sales for 117,800 ounces at an average price of $421 per ounce remain outstanding under this program. In October 1995, the Company closed out forward sales contracts covering 24,400 ounces for delivery in 1996.

A substantial portion of Homestake's gold sales are generated outside the United States, principally in Canada and Australia. The value of these countries' currencies can fluctuate significantly with the U.S. dollar. The Company has a foreign currency protection program which establishes exchange rate ranges within which a portion of U.S. dollar receipts from the sale of gold may be converted into the currencies of these countries. Under existing SEC pronouncements, contracts entered into under this program do not qualify for hedge accounting and must be marked to market. At September 30, 1995 the Company had a net unrealized gain of $1.0 million on open contracts.

                         HOMESTAKE MINING COMPANY AND SUBSIDIARIES


Other income for the first nine months of 1995 includes a $2.7 million gain on the February 1995 sale of the Company's 28% interest in the Torres mining complex in Mexico, a $1.9 million gain on the sale of certain exploration properties in Australia, and royalty income of $1.7 million. Other income for the first nine months of 1994 included a $15.7 million gain on the sale of the Company's 44% interest in the Dee mine in Nevada, royalty income of $2.6 million, $2.1 million of insurance proceeds, a $1.3 million gain related to the sale of HGAL's Fortnum property and a net foreign currency exchange loss of $1.1 million.

The Company's income and mining tax rate for the first nine months of 1995 was 48% compared to 24% for the comparable period of 1994. The 1994 rate was low due to the availability of certain tax benefits. The higher effective tax rates experienced in 1995 will continue as the tax benefits available in 1994 have been utilized and the major portion of the Company's current earnings are in jurisdictions with higher income and mining tax rates.

At December 31, 1994 the Company had tax valuation allowances of $49.8 million. While future circumstances could occur which would permit the Company to reduce its $49.8 million deferred tax valuation allowances in 1995 and future years, based on the Company's current projections it does not expect future reductions to be material. Future events that would allow the Company to materially reduce such allowances in the future would include (i) generating substantial taxable income in Chile, (ii) an acceleration of the payment of the Company's postretirement benefit obligation accrual and (iii) the Company no longer being subject to the U.S. alternative minimum tax.

Income allocable to minority interests in consolidated subsidiaries increased to $12.8 million during the first nine months of 1995 from $5.3 million in the first nine months of 1994. This increase primarily is due to the income derived from the Eskay Creek mine. Prime, which owns 100% of the Eskay Creek mine, is a 50.6% owned subsidiary of Homestake.

The Company evaluates its accruals for remediation, reclamation and site restoration regularly. With respect to non-operating properties, the Company believes it has fully provided for all remediation liabilities and for estimated reclamation and site restoration costs. With respect to operating properties, the Company is providing for estimated ultimate reclamation relating to ongoing and end-of-mine life restoration and closure costs over the lives of its individual operations using the units-of-production method. While the ultimate amount of reclamation and site restoration costs to be incurred in the future is uncertain, the Company has estimated that the aggregate amount of these costs, plus remediation liabilities, will be $94 million. This figure does not include approximately $16 million of reclamation costs at the Company's former uranium facility at Grants, New Mexico, which will be funded by the United States Federal Government. At September 30, 1995 the Company had accrued $52.1 million for estimated ultimate reclamation and site restoration costs and remediation liabilities. For additional discussion of certain environmental matters, see note 9 to the condensed consolidated financial statements.

                         HOMESTAKE MINING COMPANY AND SUBSIDIARIES

Gold Production

The following charts detail Homestake's gold production and cash operating costs per ounce by location, and consolidated revenue, cash operating costs and noncash costs per ounce.


                                                                                 Production
                                                                            (Ounces in thousands)
                                                                Three Months Ended                  Nine Months Ended
                                            Percentage           September 30,                         September 30,
Mine                                        Interest (%)       1995            1994                1995              1994
                                         --------------  ---------------------------      --------------------------------
Homestake                                      100             90.4            97.4               291.5             298.0
McLaughlin                                     100             62.9            59.7               178.8             192.6
Round Mountain                                  25             20.6            26.7                63.7              86.0
Joint Ventures                                                 10.6             9.6                26.6              30.2
                                                         -----------     -----------      --------------    --------------
      Total United States                                     184.5           193.4               560.6             606.8

Eskay Creek (1)                                100             79.0               -               245.1                 -
Williams                                        50             51.9            52.4               152.9             175.2
David Bell                                      50             25.1            26.1                65.3              79.4
Nickel Plate                                   100             21.0            19.4                64.9              65.9
Snip (2)                                        40             13.1            14.1                39.5              39.3
                                                         -----------     -----------      --------------    --------------
      Total Canada                                            190.1           112.0               567.7             359.8

Kalgoorlie, Australia                           50             72.0            84.4               238.7             260.8

El Hueso, Chile                                100              3.3            14.1                16.5              42.2

Mines Not Shown or Sold                                         3.5             8.6                15.4              29.7
                                                         -----------     -----------      --------------    --------------

Total Production                                              453.4           412.5             1,398.9           1,299.3
Less Minority Interest                                         58.8            22.6               184.8              66.9
                                                         -----------     -----------      --------------    --------------
Homestake's Share                                             394.6           389.9             1,214.1           1,232.4
                                                         ===========     ===========      ==============    ==============


                         HOMESTAKE MINING COMPANY AND SUBSIDIARIES

------------------------------------

                                                                        Cash Operating Costs
                                                                        (Dollars per ounce)
                                                           Three Months Ended                Nine Months Ended
                                Percentage                    September 30,                    September 30,
Mine                            Interest (%)               1995           1994              1995           1994
-----                           ------------           -----------------------------------------------------------
Homestake                                 100              $316           $295              $304           $281
McLaughlin                                100               263            267               239            244
Round Mountain                             25               261            216               257            189
Joint Ventures                                              229            249               273            238

Eskay Creek (3)                           100               187              -               185              -
Williams                                   50               214            203               223            196
David Bell                                 50               160            157               199            166
Nickel Plate                              100               418            418               376            323
Snip (3)                                   40               189            186               174            182

Kalgoorlie                                 50               303            261               285            261

El Hueso, Chile                           100               376            353               402            370

Mines Not Shown or Sold                                     173            198               151            217

Weighted Average                                           $260           $259              $254           $246






                                                        Three Months Ended                Nine Months Ended
                                                           September 30,                    September 30,
Per Ounce of Gold                                          1995           1994              1995           1994
                                                     -----------------------------------------------------------
Revenue                                                    $385           $385              $385           $384
Cash Operating Costs                                        260            259               254            246
Noncash Costs  (4)                                           54             49                51             48

(1) Ounces produced are expressed on a gold equivalent basis and include 48,200 payable ounces of gold and 2.2 million payable ounces of silver contained in ore sold to smelters in the 1995 third quarter, and 152,000 payable ounces of gold and 6.9 million payable ounces of silver contained in ore sold to smelters in the 1995 year-to-date period.

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

                        HOMESTAKE MINING COMPANY AND SUBSIDIARIES

-------------------------------------

Liquidity and Capital Resources
-------------------------------
Cash provided by operations totaled $124.6 million in the first nine months of 1995 compared to $96.0 million in the first nine months of 1994. Working capital at September 30, 1995 amounted to $289.2 million, including $239.7 in cash and equivalents and short-term investments.

Capital additions of $58.1 million for the 1995 year-to-date period include $42.1 million at the Kalgoorlie operations primarily for the Fimiston mill expansion. The new Fimiston mill was commissioned in August 1995, increasing milling capacity at the Kalgoorlie operations by approximately one million tons per year and allowing for further planned expansion of the Super Pit. This increase in milling capacity, together with processing improvements, will lower milling costs at Kalgoorlie.

In June 1995, Homestake exercised its option to acquire 5% of Zoloto Mining Ltd. for $1 million. Zoloto owns a 75% interest in the Pokrovskoye gold deposit located in the Amur region of eastern Russia. Homestake and Zoloto are preparing a feasibility study for the 2 million ounce deposit. Following completion of the feasibility study, Homestake may exercise a second option to acquire an additional 62% of Zoloto by paying a further $15 million, thereby acquiring a 50% indirect interest in the Pokrovskoye gold deposit.

In July 1995, the Company acquired for $24 million a 10% interest (fully-diluted) in Navan Resources plc (Navan) and an option to acquire 50% of Navan's interest in the Chelopech gold-copper mining operations located 45 miles east of Sofia, Bulgaria. Navan is an Irish public company with diverse mineral interests in Europe. The Company currently is conducting a study to determine the feasibility of increasing the annual rate of production at the Chelopech mine. Once the feasibility study is completed, the Company can acquire 50% of Navan's interest in the Chelopech operations by investing an additional $48 million, which would be used to fund a portion of the cost of the expansion.

The Company has a $150 million line of credit under which borrowings may be drawn in U.S. dollars, Canadian dollars, ounces of gold or any combination of these. No amounts have been borrowed under this facility. The Company's total debt outstanding at September 30, 1995 is $185 million. The Company has no required debt payments until the year 2000.

On August 14, 1995 the Company announced its intention to acquire the 18.5% of Homestake Gold of Australia Limited (HGAL) it does not already own. Homestake's unconditional offer of .089 of a Homestake share or A$1.90 in cash for each of the 109,605,000 HGAL shares held by the public was mailed to the HGAL shareholders on October 31, 1995 and is expected to remain open until December 5, 1995.

Future results will be impacted by such factors as the market price of gold, the Company's ability to expand its ore reserves and the fluctuations of foreign currency exchange rates. The Company believes that the combination of cash, short-term investments, available lines of credit and future cash flows from operations will be sufficient to fund the cash requirements for the acquisition of the minority interests in HGAL and to meet normal operating requirements and anticipated dividends.


Part II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
--------------------------
HGAL and Gold Mines of Kalgoorlie Limited and its affiliates (GMK) each own a 50% interest in the Kalgoorlie operations in Western Australia. Under certain circumstances, GMK is entitled to more than 50% of the gold production sourced from a specific area of the Kalgoorlie operations. The entitlement in excess of 50%, which is called the "disproportionate share", is calculated by a formula linked to gold prices, production costs and capital costs. HGAL and GMK disagree in respect to the interpretation and application of the formula for calculating the disproportionate share, principally relating to the treatment of the capital costs for the recent Fimiston expansion.

                        HOMESTAKE MINING COMPANY AND SUBSIDIARIES

On October 20, 1995 HGAL was served a writ of summons and a statement of claim by GMK, North Kalgurli Mines Pty Ltd, et al v. Homestake Gold of Australia Limited, et al, Supreme Court of Western Australia, Civ. No 2037 of 1995. GMK claims a number of declarations relating to the correct interpretation and application of the formula which calculates the disproportionate share. The statement of claim also alleges that HGAL has received to date a greater quantity of gold production than it is entitled to pursuant to the Disproportionate Sharing Arrangement and that HGAL should account to GMK in respect of the same. The quantity claimed is 8,313 ounces of gold having a value of approximately $3.2 million. GMK also seeks damages from HGAL in respect of damage it claims to have suffered because of the application of the formula which calculates the disproportionate share. Kalgoorlie Consolidated Gold Mines Pty Ltd, the manager of the Joint Venture, has been joined as the second defendant to the action. HGAL is of the view that it will successfully defend these proceedings.


Item 6.

(a) Exhibits                                                  Method of Filing
                                                              ----------------
    2 -  Plan of acquisition and offer to purchase  the  18.5%
         of Homestake Gold of Australia Limited not already owned by the Company (incorporated by reference to the Registrant's Registration Statement No. 33-62667 on Form S-4, as amended by Post-Effective
         Amendment No. 1 filed on October 19, 1995).

   11 -  Computation of Earnings Per Share                    Filed herewith
                                                               electronically

   27 -  Financial Data Schedule                              Filed herewith
                                                               electronically

(b)      Reports on Form 8-K

         Two reports on Form 8-K were filed during the third quarter ended September 30, 1995.

         Report on Form 8-K dated August 14, 1995
         ----------------------------------------
         The report dated August 14, 1995 announced the Company's intention to make an offer to acquire the 18.5% of HGAL not already owned by Homestake.

         Report on Form 8-K dated August 25, 1995
         ----------------------------------------
         The report dated August 25, 1995 announced the Company's intention to file a registration statement under the Securities Act of 1933 with respect to the shares expected to be issued to acquire the 18.5% of HGAL not already owned by Homestake.

                        HOMESTAKE MINING COMPANY AND SUBSIDIARIES


                                        SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                HOMESTAKE MINING COMPANY




Date:  November 13, 1995                         By:  /s/ Gene G. Elam
      ------------------                            ------------------
                                                    Gene G. Elam
                                                    Vice President, Finance
                                                    and Chief Financial Officer






Date:  November 13, 1995                          By:  /s/ David W. Peat
      ------------------                              ------------------
                                                     Controller (Chief
                                                     Accounting Officer)