Form 10-K
period 1995-12-31
HOMESTAKE MINING CO /DE/
filed 1996-03-28
CIK 743872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
    (Mark One)
    [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1995
                                       OR
    [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the transition period from ______ to ______

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

           Securities registered pursuant to Section 12(g) of the Act:
                                 Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,549,000,000 as of March 18, 1996.

The number of shares of common stock outstanding as of March 18, 1996 was 146,489,575.

                      Documents Incorporated by Reference:
Specified sections of Homestake Mining Company's 1995 Annual Report to Shareholders, as described herein, are incorporated by reference in Parts I and II of this Form 10-K. Specified sections of the definitive Proxy Statement for the 1996 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, are incorporated by reference in Part III of this Form 10-K.

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

         Homestake is engaged in gold mining and related activities, including exploration, extraction, processing, refining and reclamation. Gold bullion, the Company's principal product, is produced in the United States, Canada, Australia, and Chile. Ore and concentrates containing gold and silver from the Eskay Creek and Snip mines in Canada are sold directly to smelters.

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

         The  Company's  general  policy is to sell its  production  at  current prices and not enter into forward sales, derivatives or other hedging arrangements which establish a price for the sale of its future gold production. As a result, the Company's profitability is exposed to fluctuations in the current price of gold in world markets. However, in certain limited circumstances, the Company will enter into forward sales commitments for small portions of its gold production. In 1994, the Company sold for future delivery 183,200 ounces of gold it expected to produce at the Nickel Plate mine during 1995 and 1996. These forward sales represented less than 5% of the gold that Homestake expected to produce during 1995 and 1996. The purpose of this forward sales program was to allow for recovery of the Company's remaining investment in the mine and provide for estimated reclamation costs. During 1995, 113,200 ounces of gold were delivered or financially settled under this program. At December 31, 1995 forward sales contracts covering 70,000 ounces for delivery in 1996 remained outstanding.

         Homestake also owns a 16.7% co-tenancy interest in the Main Pass 299 offshore sulphur mine and oil deposit in the Gulf of Mexico.

         Dollar amounts in this report are in U.S. dollars unless otherwise indicated.

         Effective December 31, 1995 Homestake adopted the "Gold Institute Production Cost Standard" for reporting of per ounce production costs. All cost per ounce information included in this Form 10-K has been presented on this basis (See "GLOSSARY" on page 33).

         See note 22 to the consolidated financial statements on pages 42 and 43 of the Company's 1995 Annual Report to Shareholders for geographic and segment information. Such information is hereby incorporated by reference.

                     SIGNIFICANT 1995 AND 1996 DEVELOPMENTS

         In late 1995 and early 1996, the Company acquired the 18.5% of Homestake Gold of Australia Limited ("HGAL") it did not already own. Homestake offered 0.089 of a Homestake share or A$1.90 in cash for each of the 109,605,000 HGAL shares. Homestake expects to issue a total of 8.5 million common shares and expend $22.3 million in cash in acquiring the 18.5% of HGAL held by minority shareholders. See note 3 to the Consolidated Financial Statements on page 34 of the Annual Report to Shareholders for further details of this transaction.

         A positive feasibility study for the Ruby Hill project was completed during the fourth quarter of 1995. This study indicates that the project will produce an average of 105,000 ounces of gold per year over its six-year life at a total cash cost of $140 per ounce. Capital requirements, including the pre-stripping of the overlying alluvium, are estimated to be $65 million. Construction of the facilities is anticipated to begin in early 1997 with initial gold production possible in late 1997.

         In December 1995, the Company acquired for $10.4 million, 5.5 million shares of Orion Resources NL ("Orion"), an Australian public mining company, and options to acquire an additional 5 million shares of Orion. After further evaluation of the investment opportunity, Homestake sold these shares and options in January 1996 for $10.7 million.

         In August 1995, an addition to the Fimiston mill at Kalgoorlie, Western Australia was commissioned. The addition has replaced the capacity of the Oroya mill, which was dismantled to allow for a planned expansion of the Super Pit, and increased the milling capacity at the Kalgoorlie operations to 33,500 tons-per-day ("TPD"). The expected lower unit milling costs resulting from the expansion will allow for further expansion of the of the Super Pit.

         In July 1995, the Company acquired for $24.0 million a 10% interest (fully-diluted) in Navan Resources plc ("Navan"), an Irish public company, and an option to acquire up to 50% of Navan's wholly-owned subsidiary, Navan Bulgarian Mining N.V., which owns a 68% interest in Bimak AD ("Bimak"), the owner of the Chelopech gold/copper processing operations located 45 miles east of Sofia, Bulgaria. Bimak provides mining supervision and has an exclusive contract to purchase all of the ore mined from the Chelopech mine. In March 1996, the Company exercised the option and agreed to advance up to $12.0 million, subject to the satisfaction of certain conditions, principally approval by the Bulgarian government to increase the rate of mining at Chelopech from 500,000 to 750,000 tonnes annually and approval of the roaster project for arsenic removal. The Company can acquire 50% of Navan's interest in Bimak by investing an additional $36.0 million, which would be used to fund a portion of the cost of a proposed expansion to accommodate processing of 1,750,000 tonnes annually.

         In June 1995, Homestake exercised an option to acquire 5% of Zoloto Mining Ltd. ("Zoloto") for $1.0 million. Zoloto has an exclusive option to acquire a 75% interest in the two million ounce Pokrovskoye gold deposit located in the Amur region of eastern Russia by bringing the deposit into production. A feasibility study completed in March 1996 indicated that the projected economic returns do not support the cost of the large-scale mining and milling operations originally contemplated for the Prokrovskoye deposit. Homestake has agreed to forego its option and to pay for a revised feasibility study focused on a smaller scale operation. In exchange, Homestake will receive an additional 10% of Zoloto.

         In February 1995, the Company sold its 28% equity interest in the Torres silver mining complex for $6.0 million. This sale resulted in a pretax gain of $2.7 million.

         In January 1995, commercial production began at the new Eskay Creek mine in British Columbia. During 1995, Eskay Creek sold 104,100 tons of ore containing 196,500 ounces of gold and 9,945,000 ounces of silver for a total of approximately 331,300 gold equivalent ounces. Total cash costs, including the costs of third-party smelters, were $185 per gold equivalent ounce during 1995. Proven and probable ore reserves totaled 2.1 million contained ounces of gold and 93.8 million contained ounces of silver at December 31, 1995. A recent exploration drilling program at Eskay Creek intersected high-grade gold and silver mineralization which has the potential to add to the known reserves. Additional exploration drilling is planned in 1996 for this zone. Through its majority ownership of Prime Resources Group Inc. ("Prime"), the Company has a 50.6% interest in the Eskay Creek mine.

         The Company increased its proven and probable gold reserves by 3.5 million contained ounces to 21.5 million contained ounces at December 31, 1995 compared to 18.0 million contained ounces at December 31, 1994. This increase is net of 1.9 million ounces produced during 1995. Principal increases, net of production, were 1.9 million ounces at the Kalgoorlie operations (including 1.2 million ounces as a result of acquiring the minority interests in HGAL), 1.0 million ounces at the Homestake mine, 0.6 million ounces at the Round Mountain mine and 0.7 million ounces at the Ruby Hill project following completion of a feasibility study covering the West Archimedes orebody.

                                GLOSSARY OF TERMS

         See "GLOSSARY" and "INFORMATION ON RESERVES" on pages 33-34 for definitions of terms used in the following discussion.

                                 GOLD OPERATIONS

UNITED STATES

         Homestake conducts operations at the Homestake mine in the Black Hills of South Dakota and at the McLaughlin mine in northern California. Homestake also owns a 25% interest in the Round Mountain mine in central Nevada and owns or has an interest in three smaller mines in Nevada: the Santa Fe mine (100%), the Pinson mine (26.3%) and the Marigold mine (33.3%). During 1995, with the completion of mining, the Santa Fe mine entered the reclamation phase. Homestake also has a 100% interest in the Ruby Hill project in Nevada. The Company has an exploration office in Reno, Nevada.

Homestake Mine

         The 119-year old Homestake gold mine is located in Lawrence County in and near Lead, South Dakota. Homestake owns 100% of the operation.

         The Homestake mine properties cover approximately 11,700 acres, of which approximately 8,200 acres are owned in fee and the remainder are held as unpatented mining claims. All mining is conducted on owned property. Paved public roads provide access to the operation.

         The Homestake mine is comprised of underground and open-pit (the "Open Cut") mining operations, an ore processing plant, a waste-water treatment plant, and tailings disposal facilities. The underground mine is serviced by two 5,000-foot vertical shafts from the surface connecting with internal shafts which provide hoisting and services to the 8,000-foot level. Ore from underground is hoisted to the surface, crushed and transported to the nearby processing plant. Open Cut ore is crushed and transported more than a mile to the processing plant by an enclosed conveyor. The 7,400-TPD capacity processing plant recovers gold through a combination of gravity, carbon-in-pulp ("CIP") and vat leaching processes. Recycled process water is pumped through a carbon-in-leach ("CIL") circuit, also contributing to production. The refinery produces 0.997 fine gold bullion. Process tails are used for underground fill or are deposited in a tailings impoundment facility three miles from the plant. The capacity of the tailings impoundment will be adequate through the end of 1996, at which time a new lift will be required. The first phase of a major tailing lift expansion will commence in the fourth quarter of 1996. Facilities and equipment at this operation continue to be upgraded for technological advances and generally are in good operating condition.

         Untreated water for use in the mine's facilities is obtained from local watersheds under Homestake mine water rights and potable water is purchased from the Lead/Deadwood sanitation district. Electric power is purchased under contract from Black Hills Corporation and is supplemented by Homestake-owned hydroelectric facilities.

         The main ventilation raise for the deeper levels of the underground mine, which collapsed in 1994, was replaced in the first quarter of 1995 with a 14-foot diameter borehole between the 5,900- and 6,800-foot levels of the mine. This new exhaust raise has increased ventilation and cooling capacity for the deep mine levels.

         Expansion of the Open Cut was completed in 1995.

         As mining has progressed into the lower levels of the Homestake mine, the remaining higher-grade ore deposits have become narrower and less continuous and more difficult to mine. The operation continues to develop new mining methods, including narrow vein mining, uphole mining and bench mining which have allowed profitable recovery of some previously subeconomic material. The new mining methods have increased productivity. Despite increasingly difficult orebodies, the operation has maintained its current cost structure and increased reserves.

         During 1995, the operation suffered from reduced mill throughput due to processing harder than normal ore from the Open Cut. Evaluations were conducted on the crushing and grinding circuit to improve milling rates. During the last quarter of 1995, increased underground throughput and modifications to the Open Cut and underground crushing plants had returned mill throughput to near normal levels.

         During 1995, the operation added nearly one million ounces to its reserve base, net of 1995 production. This 24% increase primarily is the result of new mining methods, in-mine exploration, ore reserve definition drilling and reserve revisions resulting from computer-aided modeling techniques.

         Hourly employees at the Homestake mine are represented by the United Steelworkers of America. In March 1995, a new labor contract was ratified covering the period through May 1998.

         The Homestake mine has received no notices of violation and is under no regulatory orders of any kind mandating specific environmental expenditures. During 1995, the mine operated in compliance with environmental permits.

         No royalties are payable on production from the Homestake mine. The State of South Dakota currently imposes a severance tax of 10% of net profits from the sale of gold produced in the state, plus $4 per ounce of gold sold when the price of gold is $499 per ounce or less, increasing by $1 per ounce for each $100 increment or part thereof in excess of $499 per ounce.

                                     Geology

         The Homestake mine is the largest known iron formation hosted gold deposit. In its 119-year life, the mine has produced in excess of 38 million ounces of gold. The Homestake gold deposit is Proterozoic in age (approximately
1.9 billion years). Mineralization is generally stratabound within the Homestake Formation, which is a quartz-veined, sulfide-rich sedimentary sequence that has been complexly deformed by tight folding, faulting and shearing. Ten southeast-plunging fold structures, locally called ledges, have produced gold ore over a vertical extent of more than 8,000 feet.

                              Year-end Proven and Probable Ore Reserves

                                                                  1995                   1994
                                                              -------------          -------------
Underground:
     Tons of ore (000's)                                            20,886                 15,595
     Ounces of gold per ton                                          0.218                  0.228
     Contained ounces of gold (000's)                                4,551                  3,559

Open Cut:
     Tons of ore (000's)                                             5,117                  4,787
     Ounces of gold per ton                                          0.111                  0.121
     Contained ounces of gold (000's)                                  568                    579

Total:
     Tons of ore (000's)                                            26,003                 20,382
     Ounces of gold per ton                                          0.197                  0.203
     Contained ounces of gold (000's)                                5,119                  4,138


                                         Operating Data
                                                                  1995                   1994
                                                              -------------          -------------
Production Statistics:
     Tons of ore mined (000's):
        Underground                                                  1,461                  1,331
        Open Cut                                                     1,217                  1,092
     Ore grade mined (oz. gold/ton):
        Underground                                                  0.219                  0.224
        Open Cut                                                     0.093                  0.100
     Open Cut stripping ratio (waste:ore)                            7.3:1                 10.1:1
     Tons of ore milled (000's)                                      2,460                  2,590
     Mill feed ore grade (oz. gold/ton)                              0.171                  0.160
     Mill recovery (%)                                                  96                     95
     Gold recovered (000 ozs.)                                         403                    394






Cost per Ounce of Gold:
     Cash operating costs                                             $292                   $284
     Other cash costs                                                   11                      7
     Noncash costs                                                      32                     31
                                                              -------------          -------------
     Total production costs                                           $335                   $322

McLaughlin Mine

         The McLaughlin gold mine is located at the junction of Lake, Napa and Yolo Counties in northern California. The McLaughlin mine has been in operation since 1985 and is 100% owned by Homestake.

         The McLaughlin mine properties cover approximately 16,200 acres. Approximately 15,100 acres are owned and approximately 950 acres are leased. The Company holds seven unpatented mining claims and six millsite claims covering the remaining 160 acres. Access to the property is by paved road.

         Ore is mined by open-pit methods using a fleet of 85-ton haul trucks and two hydraulic shovels. Ore is crushed, ground and transported by slurry pipelines five miles to the processing site. The processing plant consists of two parallel circuits. The primary circuit utilizes pressure oxidation (autoclaves) to treat higher-grade sulfide ores, followed by neutralization and cyanide leaching. The second circuit uses conventional sulfide flotation. Concentrates produced from flotation are added to the sulfide ores prior to treatment through the autoclaves. Flotation tailings go directly to cyanide leach. Conventional CIP cyanidation with pressure stripping and electrowinning is used to recover gold and silver. Total mill capacity through both circuits is approximately 6,300 TPD. Tailings are deposited in a tailings impoundment that will be adequate through 1996, at which time a new lift is scheduled to be added to the existing dam at an estimated cost of $2.6 million. The new lift will increase the impoundment's capacity to allow for the treatment of all but the lowest-grade material in the remaining reserves. A final lift, currently scheduled to be added in 1999 at an estimated cost of $2.4 million, will be required to allow for the processing of all remaining reserves. Facilities are modern and in good operating condition.

         The majority of process water is recycled from the tailings pond. Additional water is obtained from the Company's reservoir in Yolo County, which has approximately four years of storage capacity. Electric power is purchased under interruptible tariff from Pacific Gas and Electric Company.

         In mid-1996, mining will cease and the pressure oxidation circuit will be shut down. Gold production levels are expected to decline significantly, with future production to be derived from the processing of lower-grade stockpiles. During 1996, modifications will be made to the mill circuits to convert the sulfide circuit to conventional direct cyanide leach and increase plant capacity to 6,500 TPD for the processing of stockpiled ore. Processing of the stockpiled ore is expected to continue for approximately eight years.

         During 1995, the mine operated in compliance with its environmental permits.

         McLaughlin mine royalties are equivalent to approximately 2% of revenues.

                                     Geology

         The McLaughlin ore body is a structurally-controlled siliceous vein network, overlain by hot-spring terraces (sinter). The mineralization is the product of 0.5 to 1.0 million year old geothermal activity, induced by regional volcanism. Precious metals were transported in hot-spring fluids and coprecipitated with quartz, chalcedony and opal in open fractures along and adjacent to a northeast-dipping structure, known as the Stony Creek fault. The ore body is wedge shaped and extends to depths of over 1,000 feet along a strike-length of more than a mile.

                          Year-end Proven and Probable Reserves

                                                                 1995                   1994
                                                             --------------         --------------
Open Pit:
     Tons of ore (000's)                                             1,411                  5,040
     Ounces of gold per ton                                          0.103                  0.101
     Contained ounces of gold (000's)                                  145                    508

Stockpiled: (1)
     Tons of ore (000's)                                            17,931                 17,024
     Ounces of gold per ton                                          0.065                  0.068
     Contained ounces of gold (000's)                                1,170                  1,157

Total:
     Tons of ore (000's)                                            19,342                 22,064
     Ounces of gold per ton                                          0.068                  0.075
     Contained ounces of gold (000's)                                1,315                  1,665

(1) The cost of mining substantially all of the lower-grade ore in the stockpiles has been expensed.

                                            Operating Data
                                                                 1995                   1994
                                                             --------------         --------------
Production Statistics:
     Tons of ore mined (000's)                                       2,056                  2,667
     Stripping ratio (waste:ore)                                     5.9:1                  5.6:1
     Tons of ore milled (000's)                                      2,296                  2,244
     Mill feed ore grade (oz. gold/ton)                              0.120                  0.126
     Mill recovery (%)                                                  88                     87
     Gold recovered (000 ozs.)                                         242                    250

Cost per Ounce of Gold:
     Cash operating costs                                             $234                   $241
     Other cash costs                                                    8                      8
     Noncash costs                                                     111                     79
                                                             --------------         --------------
     Total production costs                                           $353                   $328

Round Mountain Mine

         The Round Mountain gold mine is an open-pit mine located in Nye County, Nevada, about 60 miles north of Tonopah. Homestake owns a 25% undivided interest in the mine. Echo Bay Mines Ltd. owns a 50% undivided interest and is the operator. The remaining 25% interest is owned by Case, Pomeroy & Company, Inc. The mine has been in operation since 1977.

         The Round Mountain properties cover approximately 28,362 acres of private property and public domain land, some of which are under patent application and the remainder of which are subject to unpatented mining claims. Of the total reserves, 76% are located on the privately-owned land. Paved public roads provide access to the operations.

         Ore from the mine is leached using two methods. The higher-grade ore is processed on reusable heap-leach pads and the lower-grade ore is leached on a dedicated pad. During 1995, total ore processed averaged 88,687 TPD. The reusable heap-leach pads processed 22,490 TPD and the balance was processed on the dedicated pad. The average ore and waste mining rate was 169,236 TPD. The reusable pad processing facilities consist of a gyratory crusher, an intermediate ore storage and reclaim system, secondary and tertiary cone crushers and screens, and a conveyor system used to transport ore to two asphalt leach pads. The reusable pads have a total capacity of approximately four million tons. A separate 16.4 million square foot dedicated heap-leach pad to process uncrushed run-of-mine ore and to reprocess previously leached material has a total capacity of 131 million tons. Facilities are in good condition.

         Water is supplied from wells on the property and power is purchased under contract from Sierra Pacific Power Company.

         Homestake's share of total 1995 gold production from the Round Mountain mine was 86,109 ounces compared to 105,877 ounces in 1994. The lower production is a result of lower ore grades and lower recoveries, partially offset by higher tonnage placed on both the reusable and dedicated pads during 1995. Additional solution capacity has been designed and should be operational in early 1996. Gold production from gravity treatment of high-grade ores amounted to 3,061 ounces (Homestake's share) in 1995 compared to 8,263 in 1994. The operation expects to recover approximately 2,000 ounces of gold (Homestake's share) from gravity treatment of high-grade ore in 1996.

         Round Mountain ore reserves increased by 2.2 million ounces (100% basis) in 1995 primarily due to exploration drilling which extended the pit limits, and the inclusion in reserves of stockpiled material which has previously been leached, following favorable re-processing tests.

         Permitting for the construction of an 8,000-TPD gravity mill to process higher-grade sulfide ores is proceeding and regulatory approvals are anticipated by the second quarter of 1996. Final design engineering on the $65 million (100% basis) project is expected to be completed in time to allow construction to begin in the summer of 1996. Completion of the mill, which is expected in late 1997, will result in an additional 50,000 - 75,000 ounces (100% basis) of incremental annual production.

         During 1995, the mine operated in compliance with its permits.

         All Round Mountain mine production is subject to royalties determined by a complex royalty formula based on the price of gold. The royalties range from approximately 3.5% of gold revenues at prices of $320 per ounce of gold or less to approximately 6.4% of gold revenues at prices of $440 per ounce of gold or more. During 1995, the royalties averaged 4.9% of revenues.

                                     Geology

         The Round Mountain ore body straddles the margin of a volcanic caldera complex. Gold-bearing hydrothermal fluids were transported along major structural conduits created by the volcano's collapse and associated faulting. These ascending fluids deposited gold in permeable zones along a broad northwest trend. Primary gold mineralization at Round Mountain occurs as electrum, a natural gold/silver alloy, in association with quartz, adularia and pyrite. Narrow fractures in shear zones host higher-grade mineralization while porous sites within the volcanic rocks host the disseminated mineralization. Economic gold mineralization is found in both the volcanic and surrounding sedimentary rocks as well as overlying alluvial placers. The oblong open-pit mine is well over a mile at its longest dimension and currently more than 1,000 feet from the highest working level to the bottom of the pit.

         Homestake has a 25% share of the following amounts:

                            Year-end Proven and Probable Ore Reserves
                                           (100% Basis)

                                                                  1995                   1994
                                                              --------------         --------------
Tons of ore (000's)                                                 508,820                348,910
Ounces of gold per ton                                                0.020                  0.022
Contained ounces of gold (000's)                                     10,000                  7,799

                                      Operating Data (100% Basis)
                                                                  1995                   1994
                                                              --------------         --------------
Production Statistics:
     Tons of ore mined (000's)                                       32,723                 26,242
     Stripping ratio (waste:ore)                                      0.8:1                  1.2:1
     Tons of ore crushed (000's)                                      7,711                  6,629
     Tons of ore processed (000's)                                   31,395                 25,965
     Weighted average ore grade
         placed on pads (oz. gold/ton)                                0.018                  0.021
     Leach recovery - reusable pads (%)                                  71                     79
     Gold recovered (000 ozs.)                                          344                    424

Homestake's Cost per Ounce of Gold:
     Cash operating costs                                              $231                   $153
     Other cash costs                                                    23                     29
     Noncash costs                                                       74                     61
                                                              --------------         --------------
     Total production costs                                            $328                   $243

Santa Fe Mine

         The  Santa  Fe  gold  mine  is  located  in  Mineral  County,   Nevada,
approximately 40 miles east of Hawthorne. Homestake owns 100% of this operation. The mine commenced operations in 1988.

         Mining operations at the Santa Fe mine ceased in late 1993 as ore reserves were depleted. During 1994, production continued with the leaching of all four crushed and run-of-mine ore heaps. In 1995, the operations entered a reclamation phase with some gold production derived from rinsing of the heaps, a process which allows for natural reduction of cyanide levels in the heaps. The rinsing activities were completed during 1995. Based on current estimates, full provision for reclamation is included in the December 31, 1995 financial statements. The mine and its facilities are fully depreciated.

         During 1995, the mine operated in compliance with its environmental permits.

                                                         Operating Data

                                                                              1995                   1994
                                                                      -------------          -------------
Production Statistics:
     Gold recovered (000 ozs.)                                                  17                     22

Cost per Ounce of Gold:
     Cash operating costs                                                     $118                   $163
     Other cash costs                                                           21                      6
     Noncash costs                                                               -                    170
                                                                      -------------          -------------
     Total production costs                                                   $139                   $339

Marigold Mine

         The Marigold gold mine is located approximately 40 miles southeast of Winnemucca, Nevada. Homestake owns an undivided 33.3% interest in the Marigold property. Rayrock Mines, Inc. ("Rayrock") owns the remaining interest and is the operator. The mine has operated since 1989.

         The property consists of approximately 3,920 acres of unpatented mining claims and 14,920 acres held under leases which remain in effect as long as the mine continues production. Access to the property is via a five-mile long gravel road.

         Mining is conducted by conventional open-pit methods. During 1995, the mine was converted to a primarily heap-leach operation with intermittent milling operations. Mill-grade ore will be stockpiled and periodically processed through the mill to maximize gold recovery. Mine facilities are in good condition.

         Water is supplied from on-site wells and power is purchased from Sierra Pacific Power Company.

         The 1995 exploration program increased the reserves in the area of the known deposits.

         During 1995, the mine operated in compliance with all its environmental permits.

         Production royalties of 5% of net smelter returns and 3.5% of net profits were paid to two lease holders.

         Homestake's share of production from the Marigold mine was 23,288 ounces of gold in 1995 compared to 28,328 ounces in 1994.

                                     Geology

         Gold resources at the Marigold mine are hosted largely in the Permian Antler formation and the underlying Ordovician Valmy formation, and are associated with broad bands of silicification and local decalcification. Both stratigraphy and structure control the geometry of the zones. The ore bodies are sediment-hosted, disseminated deposits of micron-size gold, and are entirely oxidized.

         Homestake has a 33.3% share of the following amounts:

                             Year-end Proven and Probable Ore Reserves
                                            (100% Basis)

                                                                 1995                   1994
                                                             -------------          -------------
Tons of ore (000's)                                                14,585                 14,070
Ounces of gold per ton                                              0.036                  0.033
Contained ounces of gold (000's)                                      527                    459

                                     Operating Data (100% Basis)
                                                                 1995                   1994
                                                             -------------          -------------
Production Statistics:
     Tons of ore mined                                              3,412                  2,247
     Stripping ratio (waste:ore)                                    2.2:1                  3.3:1
     Tons of ore milled (000's)                                       440                    678
     Ore grade milled (oz. gold/ton)                                0.071                  0.097
     Mill recovery (%)                                                 92                     92
     Tons of ore leached (000's)                                    2,969                  1,616
     Ore grade leached (oz. gold/ton)                               0.022                  0.018
     Gold recovered (000 ozs.)                                         70                     85

Homestake's Cost per Ounce of Gold:
     Cash operating costs                                            $225                   $198
     Other cash costs                                                  29                     28
     Noncash costs                                                     59                     62
                                                             -------------          -------------
     Total production costs                                          $313                   $288

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

         Mining is conducted by conventional open-pit methods in several different areas. Ore is processed by both heap leaching and conventional milling methods. Total material mined is approximately 30,000 TPD. The 1,500-TPD mill utilizes both CIP and CIL methods. In 1995, 83% of total gold production was from ore milled. Low-grade ore is treated by heap leaching. The facilities are in good condition.

         Water is supplied from on-site wells and power is purchased from Sierra Pacific Power Company.

         The 1995 exploration program delineated minor ore extensions but did not identify significant new reserves.

         During 1995, the mine operated in compliance with all its environmental permits.

         Production royalties of 2.2% of net smelter returns are payable on the principal producing areas of the mine. Overall, the underlying property ownership is complex, requiring special arrangements with respect to the commingling of ore from various locations.

         Homestake's share of production from the Pinson mine was 12,587 ounces of gold in 1995 compared to 11,817 ounces in 1994.

                                            Geology

         The Pinson deposit includes more than six zones of gold mineralization largely hosted in carbonate rocks and calcareous siltstones of the Ordovician Conus formation. Ore bodies consist of disseminations of micron-size gold peripheral to faults in favorable stratigraphy. High-grade stringer zones have been identified and are the subject of continuing investigation.

         Homestake has a 26.3% share of the following amounts:

                             Year-end Proven and Probable Ore Reserves
                                            (100% Basis)

                                                                 1995                   1994
                                                             -------------          -------------
Tons of ore (000's)                                                 4,074                  4,743
Ounces of gold per ton                                              0.073                  0.072
Contained ounces of gold (000's)                                      297                    343

                                     Operating Data (100% Basis)
                                                                 1995                   1994
                                                             -------------          -------------
Production Statistics:
     Tons of ore mined (000's)                                      1,164                    968
     Stripping ratio (waste:ore)                                    6.0:1                  6.6:1
     Tons of ore milled (000's)                                       559                    562
     Ore grade milled (oz. gold/ton)                                0.088                  0.078
     Mill recovery (%)                                                 79                     83
     Tons of ore leached (000's)                                      574                    379
     Ore grade leached (oz. gold/ton)                               0.027                  0.029
     Gold recovered (000 ozs.)                                         48                     45






Homestake's Cost per Ounce of Gold:
     Cash operating costs                                            $307                   $319
     Other cash costs                                                  15                     13
     Noncash costs                                                     51                     44
                                                             -------------          -------------
     Total production costs                                          $373                   $376

Ruby Hill Project

         The Ruby Hill project is located one mile northwest of Eureka, Nevada. Homestake acquired a 100% interest in the property in 1992.

         The Ruby Hill property consists of approximately 24,831 acres, of which 23,386 acres are unpatented mining claims and 1,445 acres are patented mining claims and fee lands.

         Exploration activities have resulted in the discovery of several mineralized zones. A positive feasibility study on the West Archimedes deposit was completed during the fourth quarter of 1995. This study indicates that the mine will produce an average of 105,000 ounces of gold per year over its six-year life at a total cash cost of $140 per ounce. Capital requirements, including the pre-stripping of the overlying alluvium, are estimated to be $65 million.

         The proposed operation will utilize conventional open-pit mining methods. Low-grade ore will be crushed and heap leached. High-grade ore will be ground in a ball mill and combined with the crushed low-grade ore in a rotating agglomeration drum prior to being placed on the leach pad. Preparation of the Environmental Impact Study by a third-party contractor, selected by the Bureau of Land Management and Homestake, is well under way. Construction of the facilities, which is dependent on the receipt of permits, is scheduled to begin in early 1997 with initial gold production possible in late 1997.

         Water is available from on-site wells and power is available from Mount Wheeler Power Company.

         A production royalty of 3% of net smelter returns is payable on production over 500,000 ounces of gold.

                                     Geology

         The West Archimedes gold mineralization is hosted primarily within brecciated jasperiod and decalcified limestones of the uppermost Goodwin and Antelope Valley units of the Ordivician Pogonip Group. The micron-size gold is finely disseminated and the ore body is entirely oxidized. Exploration and delineation drilling are continuing in the nearby East Archimedes and Achilles zones.

                                Year-end Proven and Probable Ore Reserves

                                                                 1995
                                                             -------------
Tons of ore (000's)                                                 7,616
Ounces of gold per ton                                              0.099
Contained ounces of gold (000's)                                      755

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

Eskay Creek Mine

         Prime owns 100% of the Eskay Creek gold/silver mine. Through its interest in Prime, the Company has a 50.6% interest in the mine. Prime has contracted with Homestake to provide all necessary professional, managerial, and administrative services in connection with exploration, development and operation of the Eskay Creek mine.

         The Eskay Creek property consists of five mining leases and various other mineral and surface rights comprising approximately 3,477 acres located 51 air miles north of Stewart, British Columbia. The leases have remaining terms of approximately 25 to 29 years, subject to renewal rights. Access from the main highway to the mine is by 38 miles of single-lane gravel road. Road maintenance and snow removal are provided under contract by a local company.

         The Eskay Creek mine commenced commercial production in January 1995. The mine is an underground operation accessible through three surface portals. The mine utilizes a drift-and-fill method with cemented rock backfill. Mining is conducted by a mining contractor. Ore is crushed and blended in a facility located at the minesite prior to shipment and sale to third-party smelters for final processing. There are no tailings produced at the minesite. Mine waste-rock, which is potentially acid-generating, is disposed of underwater in a nearby barren lake. Workers are on a two-week work schedule followed by two weeks off.

         Two long-term ore sale contracts with smelters in Japan and Quebec provide for combined annual sales of 100,000 tons, with options to increase sales to 130,000 tons, subject to smelter approvals. In addition, a trial shipment of 2,500 tons was made to a third smelter in late 1995. Ore is trucked by a contractor 164 miles to Stewart for shipment to Japan and 224 miles to Kitwanga, British Columbia for shipment to Quebec. A dedicated loading facility for ships at Stewart handles ore shipments destined for Japan and a loading facility is utilized at the railhead in Kitwanga for shipments to Quebec. Prime has a five-year contract with Canadian National Railway to transport ore to Quebec.

         Water is supplied from the Eskay and Argillite creeks and power is produced by on-site diesel generators.

         In 1995, the mine shipped 104,100 tons of ore containing 196,500 ounces of gold and 9,945,000 ounces of silver for a total of approximately 331,300 gold equivalent ounces. During the year, mine development work was accelerated to provide more production stoping areas. With more mining areas available, the mine is better able to optimize ore blending to maximize smelter returns. The mine produced approximately 300 TPD in 1995. Based on existing reserves and current production rates, the mine has a projected life of nine years.

         During 1995, exploration drilling at Eskay Creek intersected high-grade gold and silver mineralization which appears to be a stratigraphic extension to the northeast end of the main 21B ore zone (See "MINERAL EXPLORATION AND DEVELOPMENT" on page 31 and 32). Additional exploration drilling for this zone and in the area surrounding the Eskay Creek mine is planned in 1996.

         During 1995, the mine operated in compliance with all its environmental permits.

         The mine is subject to an effective 1% net smelter royalty, with the exception of a small portion of the ore body, which is subject to a 2% net smelter royalty.

                                     Geology

         The Eskay Creek ore body is a precious metal-enriched volcanogenic massive sulfide deposit that occurs in association with volcanics of the Jurassic-aged (141 to 195 million years) Hazelton Group. Eskay Creek mineralization is generally stratabound and occurs in a contact mudstone and breccia bounded below a rhyolite flow-dome complex and overlain by volcanic rocks in the west limb of a north-plunging fold. Sphalerite, pyrite, galena and tetrahedrite are the most abundant ore minerals. Native gold occurs as mostly microscopic particles located between sulfide grains or in fractures within sulfide grains, some of which are locked in pyrite. Gold also occurs in volcanic rocks beneath the contact mudstone with visible gold, coarse grained sphalerite, pyrite and galena disseminated in quartz veins or stockwork.

                             Year-end Proven and Probable Ore Reserves
                                            (100% Basis)

                                                                 1995                   1994
                                                             -------------          -------------
Tons of ore (000's)                                                 1,124                  1,190
Ore grade (ounces of gold per ton)                                  1.875                  1.190
Contained ounces of gold (000's)                                    2,108                  2,274
Ore grade (ounces of silver per ton)                                 83.4                   85.5
Contained ounces of silver (000's)                                 93,752                101,800
Contained ounces of gold equivalents (1)(000's)                     3,345                  3,568

                                           Operating Data
                                                                 1995
                                                             -------------
Production Statistics:
     Tons of ore shipped (000's)                                      104
     Ore grade (ounces of gold per ton)                             1.989
     Ore grade (ounces of silver per ton)                           100.9
     Ounces of payable gold (000's)                                   197
     Ounces of payable silver (000's)                               9,945
     Total ounces of gold equivalent (1)(000's)                       331








Homestake's Cost per Ounce of Gold Equivalent:
     Cash operating costs                                            $182
     Other cash costs                                                   3
     Noncash costs                                                     45
                                                             -------------
     Total production costs                                          $230

(1) Gold and silver are accounted for as co-products at Eskay Creek. Silver production is converted into gold equivalent, using the ratio of the gold market price to the silver market price. The ratio was 73.8 ounces of silver equals one ounce of gold equivalent for production in the year ended December 31, 1995 and 75.8 ounces and 78.7 ounces of silver equals one ounce of gold equivalent at December 31, 1995 and 1994, respectively.

Williams Mine

         The Williams gold mine is located in the Hemlo Gold Camp 217 miles east of Thunder Bay, Ontario, adjacent to the Trans Canada Highway. The mine is operated by Williams Operating Corporation ("WOC") with its own personnel. Homestake and Teck Corporation ("Teck") each own a 50% interest in WOC. The mine commenced operations in 1985.

         The property consists of 11 patented mining claims covering approximately 400 acres and one Crown mining lease. Homestake and Teck are required to provide funds equally to WOC for all costs incurred to operate the mine. Homestake and Teck have mutual rights of first refusal over each other's interest in the Williams mine and shares of WOC.

         The Williams mine is an underground operation which is accessible by a 4,300-foot shaft. The mine utilizes the longhole, open-stope mining method with cemented rock backfill. In addition, 500-600 TPD of lower-grade ore is recovered from a nearby open pit. Waste rock from the open pit is used for backfill in the underground operations. The mine has a 7,000-TPD capacity mill which operated at 7,145 TPD during 1995. The Williams and David Bell mines share one tailings basin facility located approximately two miles from the mill. Cyanidation and the CIP process are used to recover gold. Water from the tailings basin is treated during the summer months in an effluent treatment plant prior to discharge. Both mines recycle mill make-up water from the tailings pond. The facilities and equipment are modern and in good condition.

         Fresh water for the property is supplied from Cedar Creek and power is purchased from Ontario Hydro via a long-term contract. Propane for heating mine air and surface facilities is also purchased under long-term contracts.

         Following the installation of new crushing and ventilation systems in 1994, mining between the 9,065 and 9,240 levels commenced. The 9,175 and 9,450 levels provided access for exploration drifting and diamond drilling during the year. Approximately 60% of the ounces mined in 1995 were replaced by additions to ore reserves, at a lower grade than the ore mined.

         The mine will continue to operate at the average ore reserve grade for the remaining life of the operation.

         During 1995, the mine operated in compliance with all its environmental permits. Progressive reclamation projects are ongoing.

         The 11 patented mining claims are subject to three net smelter royalties totaling a net effective rate of 2.08% and the Crown mining lease is subject to a net smelter royalty of 0.75%.

         Homestake's share of production was 202,561 ounces in 1995 compared to 222,660 ounces in 1994.

                                     Geology

         The Hemlo Gold Camp occurs within the east-west striking Heron Bay belt of metamorphosed Archean aged rocks (3.5 billion years). The steeply dipping ore bodies lie along the contact between overlying metasedimentary rocks and underlying volcanic rocks. Gold mineralization is hosted primarily by a fine grained feldspar porphyry unit associated with pyrite, barite and molybdenum.

         Homestake has a 50% share of the following amounts:

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                 1995                   1994
                                                             -------------          -------------
Tons of ore (000's)                                                36,765                 34,050
Ounces of gold per ton                                              0.150                  0.166
Contained ounces of gold (000's)                                    5,497                  5,669

                                     Operating Data (100% Basis)
                                                                 1995                   1994
                                                             -------------          -------------
Production Statistics:
     Tons of ore milled (000's)                                     2,608                  2,538
     Mill feed ore grade (oz. gold/ton)                             0.163                  0.184
     Mill recovery (%)                                                 95                     95
     Gold recovered (000's ozs.)                                      405                    445

Homestake's Cost per Ounce of Gold:
     Cash operating costs                                            $214                   $191
     Other cash costs                                                   8                     12
     Noncash costs                                                     38                     42
                                                              -------------          -------------
     Total production costs                                          $260                   $245

David Bell Mine

         The David Bell gold mine is located in the Hemlo Gold Camp. The mine is operated by the Teck-Corona Operating Corporation ("TCOC") with its own personnel. Homestake and Teck each own a 50% interest in TCOC. The mine commenced operations in 1985.

         The mine is located on the same ore trend as the Williams mine. The property consists of approximately 650 acres held under two freehold patents. Homestake and Teck are required to provide funds equally to TCOC for all costs incurred to operate the mine. Homestake and Teck have mutual rights of first refusal over each other's interest in the David Bell mine and shares of TCOC.

         The David Bell mine is an underground operation which is accessible by a 3,819-foot shaft. Production is from stopes using longhole mining methods, with cement, tailings, sand and waste rock utilized as backfill. Mill throughput was approximately 1,333 TPD in 1995. Cyanidation and the CIP process are used to recover gold. The facilities and equipment are modern and in good condition.

         Water and power supplies are the same as those at the Williams mine. Treated reclaimed process water is used to service the underground operations.

         C-zone development and the construction of the related infrastructure was completed during 1995 and production commenced in August. The average width of ore at the David Bell mine is decreasing as mining progresses away from the central core of the ore body. In an effort to optimize ore extraction and to minimize development costs, stoping of narrow-width ore by longitudinal longhole retreat continued during the year. Gold production decreased in 1995 as a result of lower ore grades and recoveries and reduced mill throughput.

         Approximately 66% of the ounces mined in 1995 were replaced through reserve additions. Homestake and Teck each have a 50% interest in efforts to explore and develop mineral properties within approximately two miles of the David Bell property.

         The collective bargaining agreement with the United Steel Workers of America expired in October 1995 and negotiations on a new contract are ongoing.

         During 1995, the mine operated in compliance with all its environmental permits.

         The property is subject to a 3% net smelter return royalty.

         Homestake's share of production at the David Bell mine was 79,383 ounces in 1995 compared with 96,109 ounces in 1994.

                                     Geology

         See "Williams Mine - Geology."

         Homestake has a 50% share of the following amounts:

                             Year-end Proven and Probable Ore Reserves
                                            (100% Basis)

                                                                 1995                   1994
                                                             -------------          -------------
Tons of ore (000's)                                                 5,424                  5,463
Ounces of gold per ton                                              0.309                  0.317
Contained ounces of gold (000's)                                    1,677                  1,731





                                    Operating Data (100% Basis)
                                                                 1995                   1994
                                                             -------------          -------------
Production Statistics:
     Tons of ore milled (000's)                                       487                    512
     Mill feed ore grade (oz. gold/ton)                             0.347                  0.399
     Mill recovery (%)                                                 94                     94
     Gold recovered (000 ozs.)                                        159                    192

Homestake's Cost per Ounce of Gold:
     Cash operating costs                                            $192                   $156
     Other cash costs                                                  11                     11
     Noncash costs                                                     48                     44
                                                              -------------          -------------
     Total production costs                                          $251                   $211

Quarter Claim

         The Quarter Claim constitutes approximately one-fourth of a mining claim, which was originally part of the David Bell property, and was optioned to and subsequently acquired by Hemlo Gold Mines Inc. ("Hemlo Gold") in 1982. Hemlo Gold developed a shaft on the Quarter Claim and reserved hoisting and milling capacity of 500 TPD at its mill to process any ore found on the Quarter Claim. Homestake has a 25% net profits interest in all ore recovered from the Quarter Claim. In 1995, the net profits interest agreement was amended. The amended net profits interest is based on a deemed production rate, deemed production costs and the market price of gold. The deemed production rate is based upon a minimum committed throughput of 500 TPD multiplied by: (a) the average ore grade of the remaining Quarter Claim reserves; (b) a recovery factor and; (c) 95%.

         Homestake's share of production at the Quarter Claim was 7,140 ounces in 1995 compared with 7,745 ounces in 1994.

                                     Geology

         See "Williams Mine - Geology."

         Homestake has a 25% share of the following amounts:

                              Year-end Proven and Probable Ore Reserves
                                            (100% Basis)

                                                                 1995                   1994
                                                             -------------          -------------
Tons of ore (000's)                                                 1,113                  1,185
Ounces of gold per ton                                              0.258                  0.254
Contained ounces of gold (000's)                                      287                    300





                                    Operating Data (100% Basis)
                                                                 1995                   1994
                                                             -------------          -------------
Production Statistics:
     Tons of ore milled (000's)                                       115                    114
     Mill feed ore grade (oz. gold/ton)                             0.257                  0.281
     Mill recovery (%)                                                 96                     97
     Gold recovered (000 ozs.)                                         29                     31

Homestake's Cost per Ounce of Gold:
     Cash operating costs                                            $155                   $165
     Other cash costs                                                  12                     12
     Noncash costs                                                      1                      -
                                                             -------------          -------------
     Total production costs                                          $168                   $177

Nickel Plate Mine

         The Nickel Plate gold mine, located near Hedley, British Columbia, is owned 100% by Homestake. The mine was an underground gold mine prior to 1930 and from 1934 to 1955. Current operations began in 1987.

         The property is comprised of 111 Crown-granted claims, six reverted Crown-granted claims, two mining leases, 26 mineral claims and certain surface rights, covering approximately 8,077 acres. A 30-mile paved road from Penticton, British Columbia, provides access to the site.

         Mining is carried out by conventional open-pit methods. Ore is processed in a 4,000-TPD mill. Mill processing comprises crushing, grinding, cyanidation and Merrill Crowe gold recovery. The Inco sulphur dioxide process is used to reduce cyanide concentrations in the tailings pond. The facilities and equipment are modern and in good condition.

         The majority of the mine's process water is obtained from the tailings impoundment basin. Fresh water make-up is supplied from Cahill Creek during spring run-off and stored in a process water pond. Power is supplied by West Kootenay Power under an annually renewable contract.

         The ore reserve at the Nickel Plate mine will be depleted by the end of the third quarter of 1996. Reclamation of the property, in accordance with a plan filed with British Columbia's regulatory agencies, is in process.

         During 1995, the mine operated in compliance with all its environmental permits.

                                     Geology

         The Nickel Plate ore body is situated within the rocks of the Jurassic-aged Hedley Formation consisting of thinly bedded calcareous siltstones and layered to massive limestone units dipping northwest at 20 to 30 degrees. The formation is intruded by Early Jurassic, coarse-grained porphyritic diorite. A large hydrothermal system was associated with the diorite intrusions. Gold-bearing sulfides (pyrrhotite, pyrite and chalcopyrite) were emplaced during the last phase of this hydrothermal process. Higher grades are associated with the contacts of the diorite dikes and sills and the Hedley formation and are confined to the skarn zone.

                             Year-end Proven and Probable Ore Reserves

                                                                 1995                   1994
                                                             -------------          -------------
Tons of ore (000's)                                                   940                  2,889
Ounces of gold per ton                                              0.079                  0.077
Contained ounces of gold (000's)                                       74                    223

                                           Operating Data
                                                                 1995                   1994
                                                             -------------          -------------
Production Statistics:
     Tons of ore milled (000's)                                     1,464                  1,438
     Mill feed ore grade (oz. gold/ton)                             0.077                  0.070
     Mill recovery (%)                                                 81                     81
     Gold recovered (000 ozs.)                                         91                     82

Cost per Ounce of Gold:
     Cash operating costs                                            $379                   $349
     Other cash costs                                                   -                      -
     Noncash costs                                                     56                     54
                                                             -------------          -------------
     Total production costs                                          $435                   $403

Snip Mine

         The Snip gold mine is located at the junction of Bronson Creek and the Iskut River, 56 air miles north of Stewart in northwestern British Columbia. The mine is 40% owned by Prime. Cominco Ltd. ("Cominco") owns the remaining interest and is the operator. Cominco receives a management fee for its services as operator equivalent to 5% of cash expenditures made at the property. The mine commenced operations in 1991.

         The property consists of a mining lease issued to Cominco for a term of 30 years, together with three mineral claims also recorded in the name of Cominco covering approximately 3,637 acres.

         The mine is serviced by aircraft which utilize the mine's 4,500-foot long landing strip. In addition, a hovercraft transports mine concentrates, fuel and other supplies along the Iskut and Stikine rivers between the mine and Wrangell, Alaska from late March to early November each year. During the winter months, access is by aircraft due to ice accumulations on the rivers.

         The Snip mine is an underground operation serviced by three adits and a haulageway at the 400-foot level. Mining is carried out through a combination of shrinkage, conventional and mechanized cut and fill. Backfill is either underground waste rock or mill tailings which are pumped to the mine and mixed with cement. The mill has a capacity of 500 TPD. Approximately 91% of the gold contained in the ore is recovered. A gravity circuit recovers about 33% of the gold and the remaining gold is recovered in flotation concentrates containing approximately ten ounces of gold per ton. The concentrates are sold to a third-party facility located near Stewart for final gold recovery. Mill tailings are deposited in a pond close to the mine and reclaimed water is pumped back to the mill for reuse. The facilities and equipment are modern and in good condition. Workers are on a four-week work schedule followed by two weeks off.

         Water is supplied from Bronson Creek and power is produced on-site by diesel generators.

         Exploration diamond drilling on the Twin West zone completed in 1995 provided sufficient encouragement to proceed with an underground development program to allow for further exploration drilling in 1996.

     During 1995, the mine operated in compliance with all its environmental permits. There has been controversy regarding the environmental impact of the mine's hovercraft operations on fish in the Iskut river. Cominco and the Company have agreed to further studies despite prior investigations indicating little environmental impact.

         Homestake's share of gold production in 1995 was 51,310 ounces compared to 51,592 ounces in 1994.

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

         Prime has a 40% share of the following amounts:

                             Year-end Proven and Probable Ore Reserves
                                            (100% Basis)

                                                                 1995                   1994
                                                             -------------          -------------
Tons of ore (000's)                                                   383                    553
Ounces of gold per ton                                              0.776                  0.797
Contained ounces of gold (000's)                                      297                    441

                                     Operating Data (100% Basis)
                                                                 1995                   1994
                                                             -------------          -------------
Production Statistics:
     Tons of ore milled (000's)                                       187                    190
     Mill feed ore grade (oz. gold/ton)                             0.751                  0.743
     Mill recovery (%)                                                 91                     92
     Gold recovered (1) (000 ozs.)                                    128                    129




Homestake's Cost  per Ounce of Gold:
     Cash operating costs                                            $175                   $173
     Other cash costs                                                   -                      -
     Noncash costs                                                     56                     59
                                                             -------------          -------------
     Total production costs                                          $231                   $232


     (1)    Includes recoverable gold contained in dore and in concentrates.

AUSTRALIA

         In late 1995 and early 1996, Homestake acquired the 18.5% of HGAL that it did not already own (See "SIGNIFICANT 1995 AND 1996 DEVELOPMENTS" on page 3). HGAL is a gold mining and exploration company whose principal asset is a 50% ownership in Australia's largest gold mining operation, the consolidated surface and underground gold operations at Kalgoorlie, Western Australia.

         HGAL explores for gold in Australia and has offices in Perth and Kalgoorlie, Western Australia.

Kalgoorlie Operations

         The Kalgoorlie operations are located 340 miles northeast of Perth, Western Australia on 164 state leases and licenses covering approximately 30,000 acres adjacent to the town of Kalgoorlie. The mineral leases are renewable on an annual basis for a fee to the state. Homestake acquired its interest in the original Kalgoorlie Mining Associates joint venture in 1976. Mining operations in the Kalgoorlie region date back to 1893. Access to the operations is by paved road.

         HGAL owns a 50% interest in three joint ventures in the Kalgoorlie district: the Fimiston/Paringa Venture ("FPV"), the Mt Percy Venture and the Kalgoorlie Mining Associates Venture. Gold Mines of Kalgoorlie Limited and its affiliates ("GMK") own the other 50% interest. HGAL and GMK formed Kalgoorlie Consolidated Gold Mines Pty Ltd ("KCGM"), a jointly-owned and controlled company, to manage all the operations on a consolidated basis under the direction of a management committee.

         Mines operated by KCGM include the Super Pit open-pit gold mine and the Mt. Charlotte underground gold mine. Ore from both of these operations is treated at the Fimiston mill, the primary milling facility at Kalgoorlie. In addition, ore also is processed at two smaller facilities, the Mt Percy and Croesus mills. Sulfide concentrates produced at the Fimiston and Croesus mills are roasted at the Gidji roaster, located 12 miles north of the main Kalgoorlie operations, prior to final processing at the Fimiston mill. The facilities and equipment at the Kalgoorlie operations generally are in good condition.

         HGAL pays 50% of the costs and is entitled to receive 50% of the production from all operations, except for the FPV area of the Super Pit where HGAL pays 50% of venture costs but may not receive 50% of the production. Under certain circumstances, GMK is entitled to receive more than 50% of gold production out of the first 35.8 million tons of ore mined by open-pit methods from the FPV area of the Super Pit. The disproportionate quantity of gold to be received by GMK depends upon capital and production costs, gold prices and levels of production from the FPV area. In 1995, HGAL paid to GMK 12,966 ounces under the Disproportionate Sharing Arrangement ("DSA") compared to 15,781 ounces in 1994. Through the end of 1995, approximately 18.7 million tons of ore have been mined from the FPV area of the Super Pit. See "LEGAL PROCEEDINGS" on page 42 for a description of a legal action commenced by GMK against Homestake in respect of the calculation of ounces payable to GMK under the DSA.

         Contractors are employed to conduct surface mining operations, ore and concentrate haulage and some specialized services. Fresh water is supplied under allocation from the state water system and is piped 350 miles from Perth. Salt water is taken from bores and underground mines. Power currently is purchased under a number of agreements with the state power authority. KCGM is negotiating a new power agreement with Normandy Power, a company associated with GMK.

         In 1995, the Gidji roaster performed well within sulphur dioxide emission limits established by the Western Australian government. Intercept drainage channels were constructed in 1994 to isolate the Oroya tailings dam from the nearby salt water drainage channel. The installation of a conveyor to transport the Mt. Charlotte ore from the mine to the Fimiston mill during 1995 has substantially reduced noise levels and improved air quality. Previously, this material had been moved to the Fimiston mill by a fleet of trucks. A safety exclusion zone surrounding the Super Pit was established in 1993. Measures to reduce noise and dust have resulted in a significant improvement in the environment of residents living close to the mining operations.

         Super Pit mining during 1990-1994 produced approximately 20% more ore than predicted by the ore reserve model. In June 1995, Super Pit and Mt. Charlotte ore reserves were revised using computer-aided modeling techniques which more closely approximate actual mining experience. As a result, year-end proven and probable ore reserves at Kalgoorlie were expanded by 18%. HGAL's share of this increase was 830,000 ounces.

         No royalties are payable on production.

Super Pit

         This large open-pit mine is located along the "Golden Mile" ore bodies previously mined from underground.

         In 1995, 70.4 million tons of material were mined containing 8.7 million tons of ore, compared to 59.7 million tons mined containing 12.4 million tons in 1994. HGAL's share of Super Pit gold production, net of ounces paid to GMK under the DSA, was 262,570 ounces in 1995 and 289,625 ounces in 1994. The 1995 results reflect a temporary decline in production while the new Fimiston mill additions were integrated with the existing complex and several weather-related power outages during the year which halted operations.

Mt.Charlotte

         This underground mine uses bulk mining methods and large conventional diesel powered loaders and trucks. The main production level is 3,200 feet below surface. Longhole stoping mining techniques are employed. Ore is crushed underground with primary crushers before being hoisted to secondary crushers at the surface.

         Mill throughput was reduced at Mt Charlotte during 1995 due to production difficulties following a mass-blast in late 1994 of a stope pillar which contained 700,000 tons of ore in the lower levels of the mine. Production problems have now been rectified and the mine has returned to more normal levels of operation.

         In 1995, 1.4 million tons of ore were mined from Mt. Charlotte compared to 1.7 million tons of ore mined in 1994. HGAL's share of gold production was 47,496 ounces in 1995 and 61,021 ounces in 1994.

Mt Percy

         The Mt Percy open cuts were mined to their planned economic depth in July 1992, at which time mining ceased. Previously stockpiled low-grade Mt Percy ore is blended with non-refractory ore from the Super Pit and Mt. Charlotte.

         HGAL's share of gold production was 1,350 ounces in 1995 and 1,353 ounces in 1994.

Mills

         Fimiston - a 28,000-TPD mill with CIP leaching and refractory sulfide flotation circuits that processes Super Pit and Mt. Charlotte ore. Approximately $90 million (100% basis) was spent during 1995 and 1994 on an expansion program at the Fimiston mill, including a 5,000-TPD free-milling sulfide circuit to treat Mt. Charlotte ore. The increase in capacity has improved the mill's efficiency and replaced the capacity of the Oroya mill which was dismantled in 1995 to allow for further planned expansion of the Super Pit.

         Croesus - a 3,000-TPD mill with CIP and refractory sulfide flotation circuits that processes ore from the Super Pit.

         Mt Percy - a 2,500-TPD mill with a CIP circuit that processes ore from Mt Percy, the Super Pit and Mt. Charlotte.

         Gidji - a roaster complex which comprises two converters and a CIP circuit to process all sulfide concentrates.

         The combined mills processed 10.7 million tons of ore in both 1995 and 1994.

         Cash operating costs were higher in 1995 primarily as a result of temporary declines in production while the new Fimiston mill additions were integrated with the existing complex and while production was halted due to power interruptions. The mining rate at the Super Pit is currently increasing as the expansion of the pit continues at an increased rate. The recent Fimiston expansion has increased milling capacity and efficiencies and, as a result, unit operating costs at Kalgoorlie are expected to decline during 1996.

         HGAL's share of 1995 gold production from the consolidated Kalgoorlie operations, net of the ounces paid to GMK under the DSA, was 311,416 ounces compared to 352,081 ounces in 1994.

                                     Geology

         The ore deposits mined in the Kalgoorlie Goldfields occur within an intensely mineralized shear zone system in dolerite host rocks, within the Norseman-Wiluna Greenstone Belt which is part of the Yilgarn Block of Western Australia. The rocks are of Archaen age. The favorable structural metamorphic and lithologic setting in conjunction with hydrothermal activity controlled gold mineralization. During its history of operations since 1893, in excess of 40 million ounces of gold have been produced from the Kalgoorlie properties at depths of up to 4,000 feet from high-grade lodes and adjacent disseminated mineralization in the Golden Mile Dolerite, and from the large stockwork mineralization which characterizes the Mt. Charlotte and Reward (underground) ore bodies.

         HGAL has a 50% share (subject to the DSA discussed above) of the following amounts (Homestake's ownership interest in HGAL at December 31, 1995 and 1994 was 88.1% and 81.5%, respectively. See "SIGNIFICANT 1995 AND 1996 DEVELOPMENTS" on page 3.):

                           Year-end Proven and Probable Ore Reserves
                                         (100% Basis)

                                                             1995                  1994
                                                          ------------         -------------
Tons of ore (000's)                                           184,136               158,790
Ounces of gold per ton                                          0.072                 0.073
Contained ounces of gold (000's)                               13,180                11,519


                                  Operating Data (100% Basis)
                                                             1995                  1994
                                                          ------------         -------------
Production Statistics:
    Super Pit:
        Tons of ore mined (000's)                               8,670                12,372
        Stripping ratio                                         7.1:1                 3.8:1
        Tons of ore milled (000's)                              9,186                 8,964
        Mill feed ore grade (oz. gold/ton)                      0.067                 0.077
        Mill recovery (%)                                          88                    88
        Gold recovered (000s)                                     551                   611

    Mt Percy:
        Tons of stockpiled ore milled (000's)                     125                    94
        Mill feed ore grade (oz. gold/ton)                      0.026                 0.029
        Mill recovery (%)                                          85                    86
        Gold recovered (000's)                                      3                     3





    Mt.  Charlotte:
        Tons of ore mined (000's)                               1,440                 1,680
        Tons of ore milled (000's)                              1,429                 1,682
        Mill feed ore grade (oz. gold/ton)                      0.076                 0.085
        Mill recovery (%)                                          88                    87
        Gold recovered (000's)                                     95                   122

    Combined Production Statistics:
        Tons of ore mined (000's)                              10,110                14,052
        Tons of ore milled (000's)                             10,740                10,740
        Mill feed ore grade (oz. gold/ton)                      0.068                 0.078
        Mill recovery (%)                                          88                    88
        Gold recovered (000 ozs.)                                 649                   736

    Homestake's Consolidated Cost Per Ounce of Gold:
        Cash operating costs                                     $296                  $257
        Other cash costs                                            -                     -
        Noncash costs                                              46                    41
                                                          ------------         -------------
        Total production costs                                   $342                  $298

CHILE

         Homestake leases and operates the El Hueso gold mine and also conducts exploration throughout Chile. Homestake's office is in Santiago, Chile.

         The El Hueso mine is located in the Maricunga District of Chile about 600 miles north of Santiago at an elevation of approximately 12,500 feet. The property is leased through June 1998 from Codelco, a government agency. The lease includes rights to use the existing plant. The facilities are in good condition. Access to the mine is by 14 miles of dirt road.

         In February 1995, the El Hueso mine closed as reserves were depleted and the 6,000-TPD crushing plant was shut down. Leaching of stockpiles will continue until mid-1996.

         Water and power are purchased from Codelco.

         Reclamation   activities   at  the  El  Hueso   mine  have   commenced.
Environmental monitoring carried out during 1995 indicated that all discharges were in compliance with permit levels.

         Additional land has been leased from Codelco through the year 2004. This additional land is subject to 30% to 50% profit sharing with Codelco on possible future production. During 1995 and 1994, an exploration program identified a new gold-bearing deposit, Manto Agua de la Falda, which contains an ore reserve of 1.0 million tons at a grade of 0.18 ounces of gold per ton. A preliminary agreement in principle has been reached with Codelco to form a new company to permit the processing of the Manto Agua de la Falda reserves at the existing El Hueso plant and to explore for and exploit resources on additional lands controlled by Codelco. An engineering study is in progress to determine the most efficient method of processing the ore at the existing El Hueso plant.

                                     Geology

         The El Hueso property is located within the Potrerillos porphyry copper district and comprises Mesozoic marine sediments that have been overlain by Tertiary volcanics and intruded by Tertiary porphyries. Gold mineralization is thought to be related to the porphyry intrusions and has been previously mined in both sedimentary and volcanic units which have been complexly folded and faulted both before and after mineralization. The new deposit, Manto Agua de la Falda, is hosted in calcareous sediments.

MEXICO

         In February 1995, the Company sold its 28% equity interest in Torres silver mining complex for $6.0 million.

                                     SULPHUR

         Homestake owns an undivided 16.7% interest in the Main Pass 299 sulphur deposit, which at December 31, 1995 contained proven recoverable reserves of approximately 68 million long tons of sulphur. Freeport McMoRan Resource Partners, Limited Partnership ("FRP") owns a 58.3% interest in the deposit and is the operator under a joint operating agreement. IMC Fertilizer Inc. owns the remaining 25%.

         The sulphur deposit is located in the Gulf of Mexico approximately 36 miles east of Venice, Louisiana in waters approximately 210 feet deep. The deposit is approximately 1,500 feet below the sea floor. The federal sulphur lease under which the deposit is held requires a royalty of 12.5% of the wellhead value.

         The operating agreement provides that each participant pays its share of capital and operating costs, and has the right to take its share of production in kind in proportion to its undivided interest.

         The sulphur deposit is being mined using the Frasch process, a method of extraction which injects steam to liquefy the sulphur, which is then pumped to surface. Based on current reserve estimates, projected costs and prices, annual production is expected to average two million long tons over a remaining reserve life in excess of 30 years.

         Fabrication and installation of production facilities began in 1990. Initial sulphur production commenced in 1992. Initial production was lower than anticipated because the production of overlying oil and gas reserves slowed the heating of the sulphur dome to required production temperatures. Full sulphur production levels of 5,500 TPD were reached in December 1993. Sulphur production averaged 6,000 TPD during 1995. Homestake's 16.7% share of development expenditures through 1995 was approximately $123 million.

         FRP filters, blends, markets and delivers Homestake's share of sulphur production under an agreement having an initial term of ten years from commencement of production in 1992. Homestake can terminate the agreement by giving FRP two-years notice.

         During 1995, the sulphur market continued to strengthen and sulphur prices averaged $68 per ton during 1995 compared to $53 per ton in 1994, a significant improvement from a 20-year low which had lowered average realized prices to approximately $45 per ton at the end of 1993. At current sulphur price levels of approximately $70 per ton, Homestake expects its sulphur operations to break even during 1996.

         During sulphur exploration, oil and gas were discovered overlying the sulphur deposit. In 1990, the participants acquired the oil and gas rights from Chevron USA Inc. for a total of $150 million, including reimbursement of certain costs incurred in partial development of the reserves. Homestake's 16.7% share of the oil and gas purchase and development costs through 1995 was approximately $56 million.

         The federal oil and gas lease requires a 16.7% royalty payment based on wellhead value. In addition, Chevron retained the right to share in the proceeds of future production should the price or volume realized exceed those which were used by the parties as the basis for determining the purchase price.

         Oil and gas production, which peaked during 1992, is expected to continue to decline over the next few years. Oil production (100% basis) totaled
4.5 million barrels in 1995 compared to 5.2 million barrels in 1994. Homestake's share of remaining recoverable oil reserves at December 31, 1995 is estimated to be 1.9 million barrels after adjusting for the federal royalty. The remaining carrying value of Homestake's investment in the Main Pass 299 oil and gas property is $8.5 million at December 31, 1995.

         Homestake has a 16.7% share of the following amounts:

                            Year-end Proven and Recoverable Reserves
                                          (100% Basis)

                                                               1995                 1994
                                                             ---------          -------------
Tons of sulphur (000's)                                        68,130                 70,321
Barrels of oil (000's)                                         15,873                 15,521

                               Production Statistics (100% Basis)
                                                               1995                 1994
                                                             ---------          -------------
Tons of sulphur (000's)                                         2,190                  2,259
Barrels of oil (000's)                                          4,535                  5,240

                                    Homestake's Per Unit Data
                                                               1995                 1994
                                                             ---------          -------------
Average Sales Realizations:
     Per ton of Sulphur                                           $68                    $53
     Per barrel of oil                                             16                     14

Costs
     Sulphur cash operating costs per ton                         $55                    $49
     Sulphur noncash costs per ton                                 11                     11
                                                             ---------          -------------
     Total production costs                                       $66                    $60

     Oil cash operating costs per ton                              $5                     $4
     Oil noncash costs per barrel                                   8                      6
                                                             ---------          -------------
     Total production costs                                       $13                    $10

                       MINERAL EXPLORATION AND DEVELOPMENT

         Total exploration expenses, excluding in-mine exploration at Homestake's operating mines and capitalized costs associated with development stage projects, amounted to $27.5 million in 1995 and $21.3 million in 1994. Expenses related to the in-mine exploration at Homestake's operating mines totaled $7.2 million in 1995 and $8.4 million in 1994. These expenses are included in the individual mine property operating expenses and cost per ounce calculations. In addition, $2.2 million of costs associated with development stage projects were capitalized in 1995.

         United States corporate exploration expenses totaled $12.8 million in 1995 and $11.8 million in 1994. Domestic exploration expenses in 1996 are expected to be approximately $14.5 million.

         Exploration at the Ruby Hill Project expanded into several areas surrounding the West Archimedes deposit during 1995. In the East Archimedes zone, additional gold mineralization was encountered in association with siliceous breccias, skarns, and carbonate replacement bodies developed in Cambrian and Ordovician carbonate lithologies. Gold mineralization was also encountered in association with silicification and decalcification of Cambrian carbonate lithologies in the Achilles zone, located several thousand feet west of the Archimedes zones, and in the Jewel Ridge zone, located several thousand feet south of the Archimedes zones. Some of this mineralization has been oxidized. Exploration expenditures totaled approximately $4.2 million during the year and $3 million of exploration expenditures are planned for 1996.

         At the White Pine Project, located approximately 60 miles south of Elko, Nevada, Homestake has entered into a joint venture agreement with Western States Minerals Corporation in which Homestake has the right to earn a 60% interest in the property by spending $4 million prior to June 21, 2000. Several small deposits of gold mineralization have been previously identified on the property and are associated with silicification and decalcification of calcareous shales of Devonian to Mississippian age. In 1995, Homestake began the exploration of these strata in alluvium covered areas along certain favorable structures. Expenditures totaled approximately $0.6 million during the year and $1.2 million of expenditures are planned for 1996.

         At the Mountain View Project, located approximately 90 miles north of Reno, Nevada, Homestake has entered into a joint venture agreement with Canyon Resources Corporation in which Homestake has the right to earn a 51% interest in the property by spending $4 million prior to December 31, 1999. Small deposits of partially oxidized, but locally high-grade, gold mineralization have been previously identified on the property, where they are hosted by both Miocene rhyolitic volcanics and pre-Cretaceous metasediments. Mineralization is associated with brecciation and quartz veining and is accompanied by pyrite and marcasite. In 1995, Homestake began exploration of the principal trend of brecciation and veining in alluvium covered areas of the property. Expenditures totaled approximately $0.7 million during the year and $1.0 million of expenditures are planned for 1996.

         During 1995, an exploration program was conducted at the Homestake mine's Open Cut. The program consisted of core and reverse circulation drilling to quantify the remaining reserves in the immediate proximity of the Open Cut. Exploration expenditures totaled $1.3 million in 1995 and similar expenditures are planned for 1996.

         Through  its  subsidiaries,   Homestake  also  explores  for  gold  and
evaluates  gold   acquisition   opportunities   internationally.   International
exploration expenses totaled $14.7 million in 1995 and $9.5 million in 1994.

         During 1995, Homestake and Prime entered into a three-year agreement (51% Homestake and 49% Prime) to jointly fund and participate in a Canadian exploration program. All of Homestake's Canadian exploration activities, with the exception of the areas surrounding current operating mines and certain previously active exploration properties, will be conducted in accordance with this agreement.

         In July 1995, Homestake entered into an agreement with Navan, whereby Homestake can acquire 50% of Navan's interest in the Chelopech gold/copper operations, located 45 miles east of Sofia, Bulgaria (See "SIGNIFICANT 1995 AND 1996 DEVELOPMENTS" on page 3). Gold mineralization at Chelopech is accompanied by abundant pyrite and copper sulfides and is currently being mined underground from pipe-like bodies of silicification and argillization in Cretaceous volcanics. In 1995, an underground diamond drilling program commenced to explore for additional mineralization. Expenditures totaled approximately $0.3 million during the year.

         At the El Hueso property in Chile, Homestake has continued its exploration of the Manto Agua de la Falda zone and has encountered additional gold mineralization in the nearby Jeronimo zone. Mineralization in the Manto Agua de la Falda is partially oxidized, while mineralization in the Jeronimo zone is accompanied by pyrite and other sulfides. Expenditures totaled $1.6 million during the year and $2.5 million of expenditures are planned for 1996.

         During 1995, through its acquisition of a 5% interest in Zoloto, Homestake participated in the funding of a feasibility study at the Pokrovskoye project in eastern Russia (See "SIGNIFICANT 1995 AND 1996 DEVELOPMENTS" on page
3). Gold mineralization at Pokrovskoye is associated with quartz veining and silicification in Cretaceous granites and dacitic tuffs and is accompanied by pyrite, marcasite, and arsenopyrite.

         In October 1995, Homestake and Prime entered into agreements to collectively purchase (51% Homestake and 49% Prime) an approximate 6% interest in Teuton Resources Corp. ("Teuton") and an approximate 7% interest in Minvita Enterprises Ltd. ("Minvita") for a total of $2 million. Teuton and Minvita will spend a minimum of 90% of the $2 million on exploration and development of their jointly owned property in northwestern British Columbia, Canada. As part of these agreements, Homestake and Prime also have been granted rights of first refusal on the property and any financings related to the exploration and development of the property. To date, several zones of structurally-controlled gold mineralization have been identified on the property by trenching and limited diamond drilling.

         At Eskay Creek, computer-aided modeling of the deposit led to the identification and drill testing of the NEX zone, an apparent stratigraphic extension to the northeast end of the main 21B Eskay Creek ore zone. High-grade mineralization comparable to the 21B zone was encountered in both the NEX zone and the overlying Hangingwall zone. The two zones, which are well located for access from current underground workings, contain an estimated geological resource of 227,000 tons at a grade of 0.88 ounces of gold and 56 ounces of silver per ton. The 1996 surface exploration budget for Eskay Creek and the surrounding area has been increased to $1.3 million from $0.4 million spent in 1995.

         During 1995, Homestake continued work on the El Foco project, a 119,628 acre property situated south of the confluence of the Chicanan and Cuyuni rivers in Bolivar State, Venezuela. Homestake has entered into three contracts with Corporacian Venezolana de Guayana, a Venezuelan government agency, under which the Company can earn a 90% interest in the property by completing exploration over a four-year period. During 1995, Homestake completed 500 miles of line cutting, collected 10,000 soil samples, conducted surface geologic mapping and a ground magnetic survey, and drilled 1,500 auger holes. Seven gold-in-soil anomalies were identified over a 7 mile by 4 mile area. These anomalies will be tested by diamond drilling in 1996 when the required permits are received. Exploration expenditures on this property totaled $2 million in 1995 and expenditures of $1.3 million are planned for 1996.

                      GLOSSARY AND INFORMATION ON RESERVES

GLOSSARY

         The following terms used in the preceding discussion mean:

         "Cash operating costs" are costs directly related to the physical activities of producing gold (includes mining, processing and other plant costs, deferred mining adjustments, third-party refining and smelting costs, marketing expenses, on-site general and administrative costs, in-mine exploration expenditures that are related to production and other direct costs, but excludes depreciation, depletion and amortization, corporate general and administrative expense, mineral exploration expense, royalties, federal and state income and production taxes, Canadian mining taxes, financing costs and accruals for final reclamation).

         "Other cash costs" are costs that are not related to, but may result from, gold production activities (includes royalties and federal and state production taxes, but excludes Canadian mining taxes).

         "Total cash costs" are the sum of cash operating costs and other cash costs.

         "Noncash costs" are costs that are typically accounted for ratably over the life of an operation (includes depreciation, depletion and amortization of capital assets, accruals for the costs of final reclamation and long-term monitoring and care that are usually incurred at the end of mine life, and the amortization of the economic cost of property acquisitions, but excludes amortization of deferred tax purchase adjustments relating to property acquisitions established in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes.")

         "Total production costs" is the sum of cash operating costs, other cash costs and noncash costs.

         "In-situ deposit" refers to reserves still in the ground. This does not include previously mined stockpiled reserves that are being stored for future processing.

         "Mineral deposit" and/or "Mineralized Material" is a mineralized body which has been delineated by appropriate drilling and/or underground sampling. Under United States Securities and Exchange Commission standards, a mineral deposit does not qualify as a reserve unless the recoveries from the deposit are expected to be sufficient to recover total cash and noncash costs for the mine and related facilities.

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

         "Tons" means short tons (2,000 pounds) unless otherwise specified.

         "Adit" or "Portal" is a tunnel driven into a mountainside providing access to an ore deposit.

INFORMATION ON RESERVES

      Gold

      The proven and probable gold ore reserves stated in this report reflect estimated quantities and grades of gold in in-situ deposits and in stockpiles of mined material that Homestake believes can be recovered and sold at prices sufficient to recover the estimated future cash cost of production and remaining investment. The estimates of cash costs of production are based on current and projected costs. Estimated mining dilution has been factored into the reserve calculation. The Company used a spot price of $375 per ounce of gold in its mine-by-mine evaluation of mining properties and investments at December 31, 1995.

      Silver

         The proven and probable silver ore reserves have been calculated on the same basis as gold ore reserves.

      Sulphur

         Homestake's proved sulphur reserves represent the quantity of sulphur in the Main Pass 299 deposit for which geological, engineering and marketing data give reasonable assurance of recovery and sale under projected economic and operating conditions at prices sufficient to cover the estimated future cash costs of production and the remaining investment.

      Oil

         Homestake's proved oil reserves at Main Pass 299 are the estimated quantity of crude oil and condensate which geological and engineering data give reasonable assurance of recovery and sale under projected operating conditions at prices sufficient to cover the estimated future cash costs of production and the remaining investment. The estimate is based on limited reservoir and engineering data.

      Estimation of Reserves

         Gold reserves are estimated for each of the properties operated by Homestake based upon factors relevant to each deposit. Gold ore reserves for those properties not operated by Homestake are based on reserve information provided to Homestake by the operator. Homestake has reviewed but has not independently confirmed the information provided by these operators.

         The sulphur and oil reserves at Main Pass 299 are based on information provided by the operator. Homestake reviewed the initial reserve data with independent consultants. Homestake has reviewed subsequent adjustments to these reserves but has not independently confirmed the reserve adjustments provided by the operator.

      Other Information

         Ore reserves are reported as general indicators of the life of mineral deposits. Changes in reserves generally reflect (i) efforts to develop additional  reserves;  (ii) depletion of existing  reserves through  production;
(iii) actual mining experience; and (iv) price forecasts. Grades of ore actually processed from time to time may be different from stated reserve grades because of geologic variation in different areas mined, mining dilution, losses in processing and other factors. Recovery rates vary with the metallurgical characteristics and grade of ore processed.

         Neither reserves nor projections of future operations should be interpreted as assurances of the economic life of mineral deposits or of the profitability of future operations.

                              ENVIRONMENTAL MATTERS

General

         Homestake has made significant capital expenditures to minimize the effects of its operations on the environment. Capital expenditures primarily are for the purchase or development of environmental monitoring equipment and containment of waste. In 1995, these expenditures totaled approximately $4 million compared to $6 million in 1994. Homestake estimates that during 1996, capital expenditures for such purposes will be approximately $3 million and that during the five years ending December 31, 2000, such capital expenditures will be approximately $35 million.

         Homestake also incurs significant operating costs in order to protect the environment. Operating costs include current reclamation costs, accruals for future reclamation expenditures, and air, water and other environmental monitoring costs. Such additional costs totaled approximately $15 million in 1995, compared with approximately $16 million in 1994, not including related depreciation expense of $5 million and $6 million, respectively. Homestake estimates that environmental and related operating and depreciation costs in 1996 will approximate the 1995 amounts. The above amounts exclude expenditures related to the Company's discontinued uranium operations.

         Under applicable law and the terms of permits under which Homestake operates, Homestake is required to reclaim land disturbed by its operations. Homestake charges reclamation costs incurred in connection with its exploration activities as expenses in the year in which incurred. For mining operations, Homestake makes periodic accruals for costs of reclamation. In the mining industry, most reclamation work takes place generally after mining and related operations terminate. However, Homestake has adopted a policy of conducting reclamation during operations where practical. As a result, an increasing amount of reclamation is being conducted simultaneously with mining. At December 31, 1995 and 1994, Homestake had accrued a total of $56.4 million and $49.2 million, respectively, for future reclamation and related costs.

         Homestake's operations are conducted under permits issued by regulatory agencies. Many permits require periodic renewal or review of their conditions.
Homestake cannot predict whether it will be able to renew such permits or whether material changes in permit conditions will be imposed.

RCRA

         The United States Environmental Protection Agency ("EPA"), has not yet issued final regulations for management of mining wastes under the Resource Conservation and Recovery Act ("RCRA"). The ultimate effects and costs of compliance with RCRA cannot be estimated at this time.

CERCLA

         The United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), requires the EPA to list known or threatened releases of hazardous substances, pollutants or contaminants. In 1983, the EPA began publishing the National Priorities List ("NPL"). The listing of a site does not constitute a determination that any remedial action is required, nor that any person is liable for any remedial action or environmental damage. CERCLA imposes heavy liabilities on any person who is responsible for an actual or threatened release of any hazardous substance, including liability for oversight costs incurred by the EPA. Congressional hearings for CERCLA reauthorization occurred in 1994 and 1995. CERCLA reauthorization was not enacted in 1995, but is expected to occur in 1996.

Whitewood Creek

         Deposits of mine rock tailings on lands along an 18-mile stretch of Whitewood Creek in western South Dakota constitute a site on the NPL. The EPA asserts that discharges of tailings by mining companies, including Homestake, beginning in the nineteenth century, have contaminated the soil and stream bed.

         In August 1990, Homestake signed a consent decree with the EPA in United States of America v. Homestake Mining Company of California, (U.S. District Court, W.D., S.D., Civil Action 90-5101). The consent decree required Homestake to carry out remedial work at Homestake's expense and to reimburse the EPA for oversight costs. The decree also provided for the three counties in which the property is located to enact institutional controls which would limit the future use of the properties included within the area of the site. Remedial field work was completed in 1993. Institutional control ordinances prepared with the assistance of the Company have been adopted in all three of the affected counties. The Record of Decision also requires the Company to continue to perform long-term monitoring of the site. The consent decree was terminated by the Court on January 10, 1996. Homestake has requested deletion of the site from the NPL and the EPA published a notice in the Federal Register on November 30, 1995 stating its intent to delete this site from the NPL. The Company expects the site to be deleted in 1996. The Company has paid all oversight costs billed to date.

         In connection with the program to implement institutional controls, the Company decided to offer to purchase all properties along Whitewood Creek that were affected by the institutional controls. Approximately $1.3 million has been spent to acquire property at the site from 9 landowners. Negotiations are continuing to acquire more of the site. The Company estimates that the total cost for purchasing all of the affected property would be approximately $3 million. These costs are expensed as and when incurred.

         In 1983, the State of South Dakota filed claims against Homestake for natural resources damages resulting from the release of tailings into the Whitewood Creek site. The State has taken no action to pursue the claims.

Grants Tailings

         Homestake's closed uranium mill site near Grants, New Mexico is listed on the NPL. The EPA asserted that leachate from the tailings contaminated a shallow aquifer used by adjacent residential subdivisions. Homestake paid the cost of extending the municipal water supply to the affected homes. Homestake also has operated a water injection and collection system that has significantly improved the quality of the aquifer. The estimated costs of continued remediation are included in the accrued reclamation liability. Homestake has settled with the EPA concerning its oversight costs for this site and no additional oversight costs are accruing. The consent decree has been terminated.

         Under Nuclear Regulatory Commission ("NRC") regulations, the decommissioning of the uranium mill tailings facilities is in accordance with the provisions of the facility's license. The facility license sets the closure of the two tailings impoundments as 1996 and 2001, subject to extension under certain circumstances. No difficulties are anticipated in obtaining an extension. The NRC and EPA signed a Memorandum of Understanding in 1993 which has established the NRC as the oversight and enforcement agency for decommissioning and reclamation of the site. Mill decommissioning was completed in 1994 and reclamation of the Grants large tailings site is scheduled for completion in 1997. During 1995, the Company incurred approximately $14.5 million of reclamation expenditures at the Grant's facility and an additional $3.5 million is planned to be expended during 1996.

         Title X of the Energy Policy Act of 1992 (the "Act") authorized appropriations of $270.0 million to cover the Federal Government's share of certain costs of reclamation, decommissioning and remedial action for by-product material (primarily tailings) generated by certain licensees as an incident of uranium sales to the Federal Government. Reimbursement is subject to compliance with regulations of the Department of Energy ("DOE"), which were issued in 1994. Pursuant to the Act, the DOE is responsible for 51.2% of the past and future costs of reclaiming the Grants site in accordance with Nuclear Regulatory Commission license requirements. The Company's balance sheet at December 31, 1995 includes a receivable of $18.7 million for the DOE's share of reclamation expenditures made by the Company through 1995. The Company believes that its share of the estimated remaining cost of reclaiming the Grants facility, net of estimated proceeds from the ultimate disposals of related assets, is fully provided in the financial statements at December 31, 1995.

         In 1983, the State of New Mexico filed claims against Homestake for natural resource damages resulting from the Grants site. The State has taken no action to pursue the claims.

Lead

         Prior to May 1986, Homestake Lead Company of Missouri ("HLCM"), a wholly-owned subsidiary of the Company, was a joint venturer and partner with subsidiaries of AMAX, Inc. ("AMAX") in the production of lead metal and lead concentrates in Missouri. In May 1986, HLCM acquired AMAX's interest in the Missouri facilities and operations and agreed to assume certain limited liabilities of AMAX in connection with the Missouri facilities. In November 1986, HLCM entered into a partnership, The Doe Run Company ("Doe Run"), with subsidiaries of Fluor Corporation ("Fluor"), under which HLCM and the Fluor subsidiaries combined their existing United States lead businesses. Under the Doe Run partnership agreement, HLCM contributed to Doe Run certain liabilities of HLCM arising out of the lead business, including most obligations HLCM had to AMAX arising in connection with HLCM's acquisition of AMAX's interest in the Missouri facilities.

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

         During the pendency of the action, Fluor and Doe Run joined AMAX in the litigation. AMAX took the position that HLCM was obligated to indemnify AMAX for off-site environmental liability associated with lead dross and smelter by-products, but not for off-site environmental liability associated with lead metal or lead concentrates. AMAX also took the position that the transfer to Doe Run of obligations owed by HLCM to AMAX arising in connection with HLCM's acquisition of AMAX's interest in the Missouri facilities was not binding on AMAX and did not relieve HLCM of its obligations to AMAX.

         In settlement of the matter in respect of AMAX, HLCM agreed to indemnify AMAX in respect of future off-site environmental liability arising in respect of lead dross and other smelter by-products. AMAX has acknowledged that it is responsible for its proportionate share of off-site environmental liability associated with lead metal and lead concentrates, and AMAX has acknowledged the effectiveness of HLCM's transfer to Doe Run of obligations HLCM had to AMAX arising in connection with HLCM's acquisition of AMAX's interest in the Missouri facilities. HLCM and Fluor also agreed to dismiss Fluor out of the litigation on the basis of a stipulation by Fluor acknowledging its responsibility with respect to obligations of Doe Run to HLCM should Doe Run be unable to satisfy its obligations.

         In December 1993, trial was held with respect to HLCM's claims against Doe Run and in January 1994, the court ruled against HLCM and in favor of Doe Run. That ruling is being appealed.

         Homestake and other companies are working with the Port of Pascagoula to address the potential lead contamination situated on certain property held by the Port Authority. The Port of Pascagoula is taking primary responsibility for conducting an investigation of the site, but the Port also has made claims for reimbursement against customers whose material was stored at and shipped through the site. As a result of subsequent investigations conducted by the Company and others, the Company believes that most of the material at the Pascagoula site, and the material primarily responsible for any contamination, is lead concentrate. Based on a review of shipping records to date, less than half of the lead concentrate shipped through the Port of Pascagoula was produced and sold for the account of the Company. The State of Mississippi Department of
Environmental Quality is, through regulatory oversight, reviewing the investigation efforts and remediation plans that are being developed by the Port Authority.

Foreign Operations

         Homestake believes that its foreign operations comply with applicable laws, regulations and permit conditions and has no knowledge of any significant environmental liability or contingent liability resulting from its foreign operations. Homestake expects that environmental constraints in foreign countries will become increasingly strict.

                                    CUSTOMERS

         Sales of $102 million, $101 million, $92 million and $91 million to four customers in 1995 were in excess of 10% of Homestake's consolidated revenues. Homestake believes that the loss of any of these customers would not have a material adverse impact on Homestake because of the active worldwide market for gold.
                                CREDIT FACILITIES

         See note 14 to the consolidated financial statements on page 38 of the 1995 Annual Report to Shareholders for details of the Company's credit facilities. Such information is hereby incorporated by reference.

                                    EMPLOYEES

         The number of full-time employees at December 31, 1995 of Homestake and its subsidiaries was:

Homestake mine (1)                                                     967
McLaughlin mine                                                        346
Nickel Plate mine                                                      131
Eskay Creek mine                                                        72
El Hueso mine (1)                                                       23
United States corporate staff and other                                 76
Canada exploration and corporate staff                                  27
HGAL exploration and corporate staff                                    20
United States exploration                                               26
Santa Fe mine                                                            7
Uranium                                                                  8
Chile exploration and corporate staff                                   31
                                                                -----------
      Total                                                          1,734








         The number of full-time employees at December 31, 1995 in jointly-owned operations in which Homestake participates was:

Kalgoorlie Consolidated Gold Mines Pty Ltd (1)                         992
Williams Operating Corporation                                         604
Round Mountain mine                                                    550
Teck-Corona Operating Corporation (1)                                  232
Rayrock managed operations (Marigold and
    Pinson mines)                                                      198
Snip mine                                                              142
Main Pass 299                                                          187
                                                                -----------
       Total                                                         2,905

         (1) Operations where a portion of the employees are represented by a labor union.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, their ages at December 31, 1995, their business experience and principal occupations during the past five years and their business backgrounds are:

         Harry M. Conger - Chairman of the Board and Chief Executive Officer since 1982, age 65. He has been Chief Executive Officer since December 1978 and was President from 1977 to 1986. He is a mining engineer with over 40 years of professional experience.

         Jack E. Thompson - President and Chief Operating Officer since August 1994, age 45. From August 1994 to June 1995, he was also Chairman of Prime. He was Executive Vice President, Canada of the Company and President of Prime from 1992 through August 1994. He also was President of North American Metals Corp. from 1988 until 1993. He is a mining engineer with over 25 years of experience in mining and mine management.

         Gene G. Elam - Vice President, Finance and Chief Financial Officer since September 1990, age 56. Before joining Homestake, he was Senior Vice President, Administrative Services of Pacific Gas and Electric Company from
April 1989 through August 1990 and was Vice President and Controller from January 1987 through March 1989. He was President and Chief Executive Officer of The Pacific Lumber Company from 1982 to 1986, President in 1980 and 1981, and Chief Financial Officer from 1972 until 1980. He is a certified public accountant with over 34 years of experience in accounting and finance.

         Lee A. Graber - Vice President,  Corporate  Development since 1983, age
47. From 1980 to 1983, he was Manager, Corporate Development and Planning. He has over 25 years of experience in finance and corporate development.

         Wayne Kirk - Vice President, General Counsel and Secretary since September 1992, age 52. He was a partner in Thelen, Marrin, Johnson & Bridges from 1976 to 1992. He has practiced law for more than 26 years.

         Gillyeard J. Leathley - Vice President,  Operations since May 1995, age
58. He joined Homestake in 1992 as Vice President, Canadian Operations. Prior to joining Homestake, he was Senior Vice President, Operations for International Corona Corporation from 1986 to September 1992. He has over 38 years of experience in mining and mine management.

         William F. Lindqvist - Vice President, Exploration since August 1995, age 53. He rejoined Homestake from Newcrest Mining Company, where he was Executive General Manager, Exploration. He was Vice President, Exploration at Homestake from 1990 through 1992. He is a geologist with more than 25 years of professional experience.

         Ronald D. Parker - Vice President Canada and President, Homestake Canada Inc. since August 1994, age 45. He also has been President and Chief Executive Officer of Prime since August 1994. He was the Resident General Manager of the McLaughlin mine from 1988 until August 1994. He is an engineer with over 24 years of experience in mining and mine management.

         Richard A. Tastula - Vice  President,  Australia since August 1995, age
52. He has been Managing Director of Homestake Gold of Australia Limited since 1993, and was Director of Operations from 1991 to 1993. For 18 years prior to that time, he held various positions with Western Mining Corporation, Limited. He has over 30 years of experience in mining and mine management.

         David W. Peat - Vice President and Controller  since December 1995, age
43. He was Controller of the Company from 1992 through November 1995. Prior to joining Homestake in 1992, he was Vice President, Controller for International Corona Corporation. He is a chartered accountant with over 19 years of accounting and finance experience.

         Jan P. Berger - Treasurer since August 1992, age 40. He has been with Homestake since 1989, first as senior analyst in the finance group and from 1991 to 1992 was Manager, Internal Audit. Prior to joining Homestake, he was an analyst for Bechtel Financing Services Inc. Before Bechtel, he worked as an engineering and exploration geologist in the consulting and petroleum industries. He has over 14 years of experience in exploration and finance.

         No officer is related to any other officer by blood, marriage or adoption.

         Officers are elected to serve until the next annual meeting of the Board of Directors at which officers are elected or until their successors are chosen.

         No arrangement or understanding exists between any officer and any other person under which any officer was elected.

                               ITEM 2 - PROPERTIES

         See Item 1 - Business.

                           ITEM 3 - LEGAL PROCEEDINGS

         Certain environmental proceedings in which the Company is or may become a party are discussed on pages 35 through 39 under the caption "ENVIRONMENTAL MATTERS."

         HGAL and Gold Mines of Kalgoorlie Limited and its affiliates ("GMK") each own a 50% interest in the Kalgoorlie operations in Western Australia. Under certain circumstances, GMK is entitled to more than 50% of the gold production sourced from a specific area of the Kalgoorlie operations. The entitlement in excess of 50%, which is called the "disproportionate share," is calculated by a formula linked to gold prices, production costs and capital costs. HGAL and GMK disagree in respect to the interpretation and application of the formula for calculating the disproportionate share, principally relating to the treatment of certain capital costs.

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


          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None


                                     PART II

          ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                               STOCKHOLDER MATTERS

a. The common stock of Homestake Mining Company is registered and traded principally on the New York Stock Exchange under the symbol "HM". It is also listed and traded on the Australian Stock Exchange and in Switzerland on the Basel, Geneva and Zurich stock exchanges under the same symbol.

b. The number of holders of common stock of record as of March 18, 1996 was 23,530.

c. Information about the range of sales prices for the common stock and the frequency and amount of dividends declared during the past two years appears in the tables on page 45 in the Registrant's 1995 Annual Report to Shareholders. The tables setting forth sales prices and dividends are hereby incorporated by reference. Information about certain restrictive covenants under the Company's line of credit appears on page 38 in Note 14 entitled "Long-term Debt" in the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders. Such information is hereby incorporated by reference.

d. Reference is hereby made to the Note 18 entitled "Shareholders' Equity" on page 40 in the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders. Such information is hereby incorporated by reference.

                        ITEM 6 - SELECTED FINANCIAL DATA

         A summary of selected consolidated financial data of the Company and its subsidiaries for the eight-year period ended December 31, 1995 appears on pages 46 and 47 in the 1995 Annual Report to Shareholders. The summary of selected consolidated financial data is hereby incorporated by reference.

                ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations covering the three-year period ended December 31, 1995 appears on pages 22 through 27 in the 1995 Annual Report to Shareholders and is hereby incorporated by reference.

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The 1995 Annual Report to Shareholders includes the Company's consolidated balance sheets as of December 31, 1995 and 1994 and related statements of consolidated income, consolidated shareholders' equity and consolidated cash flows for each of the three years in the period ended December 31, 1995 and the independent auditors' report thereon, and certain supplementary financial information. The following are hereby incorporated by reference from the 1995 Annual Report to Shareholders at the pages indicated:

         Statements of Consolidated Income (page 28)
         Consolidated Balance Sheets (page 29)
         Statements of Consolidated Shareholders' Equity (page 30) Statements of Consolidated Cash Flows (page 31)
         Notes to Consolidated Financial Statements (pages 32-43)
         Report of Independent Auditors (page 44)
         Quarterly Selected Data (page 45)

            ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

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

                  Refer to Part II, Item 8.

         2.  Financial Statement Schedules:

                  Schedules for the years ended December 31, 1995, 1994, and 1993 -

                  II    Valuation and Qualifying Accounts

                  Report of Independent Auditors

                  Schedules not listed are omitted because they are not required or because the required information is included elsewhere in this report.

         3.   Exhibits

         2.1 Plan of acquisition and offer to purchase the 18.5% of Homestake Gold of Australia Limited held by minority shareholders (incorporated by reference to the Registrant's Registration Statement No. 33-62667 on Form S-4, as amended by Post-Effective Amendment No. 1 filed on October 19, 1995 ("Offer Document") and Supplements to Offer Document dated December 1, 1995, December 13, 1995, January 12, 1996, and January 25, 1996).
         3.1 Restated Certificate of Incorporation of Homestake Mining Company (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 filed on June 10, 1992 (the "1992 S-4 Registration Statement")).
         3.2 Amendment to Restated Certificate of Incorporation of Homestake Mining Company dated June 3, 1991 (incorporated by reference to Exhibit 3.2 to the 1992 S-4 Registration Statement).

         3.3      Certificate  of  Correction  of the  Restated  Certificate  of
                  Incorporation  of Homestake  Mining Company dated February 10,
                  1992 (incorporated by reference to Exhibit 3.3 to the 1992 S-4
                  Registration Statement).
         3.4      Bylaws (as amended  through May 9, 1993) of  Homestake  Mining
                  Company  (incorporated  by  reference  to  Exhibit  3.4 to the
                  Registrant's Form 10-Q for the quarter ended March 31, 1995).
         3.5      Rights  Agreement  dated  October  16, 1987  (incorporated  by reference to Exhibit 10 to the Registrant's Report on Form 8-A
                  dated October 16, 1987).
         4.1      Indenture  dated as of  January  23,  1993  between  Homestake
                  Mining Company,  Issuer and The Chase  Manhattan  Bank,  N.A.,
                  Trustee, with respect to U.S. $150,000,000 principal amount of
                  5 1/2%  Convertible  Subordinated  Notes due  January 23, 2000
                  (incorporated  by reference to Exhibit 4.2 to the Registrant's
                  Form 8-K Report dated as of June 23, 1993).
         10.1     Agreement  dated  July 4,  1995  between  Noranda  Exploration
                  Company  Limited,  Teck Corporation and  International  Corona
                  Resources  Limited  (a  subsidiary  of  International   Corona
                  Corporation,  now  Homestake  Canada Inc. and a subsidiary  of
                  Registrant),  relating to  development  of the  Quarter  Claim mine.
*        10.2     Form of Change of Control Severance Plan of Registrant.
*        10.3     Deferred  Compensation  Plan of   Homestake  Mining  Company
                  effective October 1, 1995.
*        10.4     Amended and Restated Executive Supplemental Retirement Plan of
                  Homestake Mining Company effective August 1, 1995.
*        10.5     Supplemental  Retirement  Plan of  Homestake  Mining  Company,
                  amended  and   restated   effective  as  of  January  1,  1990
                  (including November 29, 1990 modification).
*        10.6     Master  Trust  under the  Homestake  Mining  Company  Deferred
                  Compensation Plans as of December 5, 1995.
         10.7     Amended and restated  credit  agreement  dated as of September
                  30, 1994 between the  Registrant,  the  Lenders,  Bank of Nova
                  Scotia and  Canadian  Imperial  Bank of  Commerce  as managing
                  agents   and   Canadian   Imperial   Bank   of   Commerce   as
                  administrative  agent  (incorporated  by  reference to Exhibit
                  10.1 to the Registrant's Form 8-K dated March 20, 1995).
*        10.8     Retirement plan for outside directors of the  Registrant dated as of July 21, 1994 (incorporated by reference to Exhibit 10.2 to the  Registrant's  Form 8-K  dated  March 20, 1995).
         10.9     Lease agreement  dated June 17, 1988 between the  Registrant's wholly-owned  subsidiary,  Minera  Homestake  Chile,  S.A. and
                  CODELCO-Chile  (incorporated  by reference to Exhibit 10(f) to the  Registrant's  Form 10-K for the year ended  December  31,
                  1989).
         10.10    Amendment dated September 4, 1991 to the lease agreement dated
                  June  17,   1988   between   the   Registrant's   wholly-owned
                  subsidiary,  Minera  Homestake Chile,  S.A. and  CODELCO-Chile
                  (incorporated   by   reference   to   Exhibit   10(a)  to  the
                  Registrant's Form 10-K for the year ended December 31, 1989).
         10.11    Agreement  dated  October 9, 1991 between the  Registrant  and
                  Chevron  Minerals Ltd.  (incorporated  by reference to Exhibit
                  10(b)  to the  Registrant's  Form  10-K  for  the  year  ended
                  December 31, 1991).
         10.12    Guarantee  dated  December 18, 1991 between the Registrant and
                  Chevron  Minerals Ltd.  (incorporated  by reference to Exhibit
                  10(c)  to the  Registrant's  Form  10-K  for  the  year  ended
                  December 31, 1991).
         10.13    Agreement  dated May 4, 1990 for the sale of the  Registrant's
                  42.5%   partnership   interest   in  The   Doe   Run   Company
                  (incorporated   by   reference   to   Exhibit   28(a)  to  the
                  Registrant's Form 8-K dated May 18, 1990).

         10.14    Purchase and sale agreement dated January 15, 1989 between the
                  Registrant's subsidiary,  Homestake Gold of Australia Limited, and North  Kalgoorlie  Mines Limited (and Group Companies) and
                  Kalgoorlie Lake View Pty. Ltd.  (incorporated  by reference to
                  Exhibit 10(g) to the Registrant's Form 10-K for the year ended
                  December 31, 1989).
         10.15    Joint   Operating   Agreement   dated  May  1,  1988   between
                  Freeport-McMoRan Resources Partners, IMC Fertilizer,  Inc. and
                  Felmont Oil Corporation (a subsidiary of Registrant, now named
                  Homestake Sulphur Company) relating to the Main Pass Block 299 sulphur project (incorporated by reference to Exhibit 10.16 to the  Registrant's  Form 10-K for the year ended  December  31,
                  1992).
         10.16    Amendment  No.  1  dated  July  1,  1993  to  Joint  Operating
                  Agreement  between Freeport McMoRan  Resources  Partners,  IMC
                  Fertilizer,  Inc. and Homestake Sulphur Company  (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 1993).
         10.17    Amendment  No. 2 dated  November  30, 1993 to Joint  Operating
                  Agreement  between Freeport McMoRan  Resources  Partners,  IMC
                  Fertilizer,  Inc. and Homestake Sulphur Company  (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 1993).
         10.18    Amended and Restated Project Agreement (David Bell Mine) dated as of April 1,  1986  among  Teck  Corporation,  International
                  Corona  Resources Ltd. (a subsidiary of  International  Corona
                  Corporation,  now  Homestake  Canada Inc. and a subsidiary  of
                  Registrant),  Teck-Hemlo Inc., Corona-Hemlo Inc. (a subsidiary of International Corona Corporation, now Homestake Canada Inc.
                  and a subsidiary of Registrant)  (incorporated by reference to
                  Exhibit 10.17 to the Registrant's Form 10-K for the year ended
                  December 31, 1992).
         10.19    Amended and  Restated  Operating  Agreement  (David Bell Mine)
                  among Teck Corporation, International Corona Resources Ltd. (a
                  subsidiary of International Corona Corporation,  now Homestake
                  Canada Inc. and a subsidiary of Registrant), Teck Mining Group
                  Limited,  Teck-Corona Operating  Corporation,  Teck-Hemlo Inc.
                  and Corona-Hemlo  Inc. (a subsidiary of  International  Corona
                  Corporation,  now  Homestake  Canada Inc. and a subsidiary  of
                  Registrant) (incorporated by reference to Exhibit 10.18 to the
                  Registrant's Form 10-K for the year ended December 31, 1992).
         10.20    Project Agreement  (Williams Mine) dated August 11, 1989 among
                  Teck  Corporation,  Corona  Corporation  (now Homestake Canada
                  Inc. and a subsidiary of  Registrant)  and Williams  Operating
                  Corporation (incorporated by reference to Exhibit 10.19 to the
                  Registrant's Form 10-K for the year ended December 31, 1992).
         10.21    Operating  Agreement  (Williams  Mine)  dated  August 11, 1989 among Teck  Corporation,  Corona  Corporation  (now  Homestake
                  Canada Inc. and a subsidiary of Registrant), Teck Mining Group
                  Limited and Williams  Operating  Corporation  (incorporated by reference to Exhibit 10.20 to the  Registrant's  Form 10-K for
                  the year ended December 31, 1992).
         10.22    Shareholders'  Agreement  dated  August 11, 1989 among  Corona
                  Corporation  (now  Homestake  Canada Inc. and a subsidiary  of
                  Registrant),   Teck   Corporation   and   Williams   Operating
                  Corporation (incorporated by reference to Exhibit 10.21 to the
                  Registrant's Form 10-K for the year ended December 31, 1992).
*        10.23    Agreement dated July 16, 1982, as amended November 3, 1987 and
                  February 23,  1990,  between the  Registrant  and H. M. Conger
                  (incorporated   by   reference   to   Exhibit   10(a)  to  the
                  Registrant's  Form 10-K for the year ended December 31, 1989).

*        10.24    Share  Incentive Plan effective July 1, 1988 of  International
                  Corona  Corporation  (now Homestake Canada Inc. and subsidiary of Registrant),  as amended October 22, 1991  (incorporated by reference to Exhibit 10.32 to the  Registrant's  Form 10-K for
                  the year ended December 31, 1992).
         10.25    Shareholder  Agreement  dated January 1, 1989 among  Homestake
                  Mining Company,  Case, Pomeroy & Company, Inc. and Hadley Case
                  (incorporated   by   reference   to   Exhibit   10(a)  to  the
                  Registrant's Form 10-K for the year ended December 31, 1988).
         10.26    Amendment dated March 27, 1992 to Shareholder  Agreement dated
                  January 1, 1989 among Homestake Mining Company,  Case, Pomeroy
                  & Company, Inc., and Hadley Case (incorporated by reference to
                  Exhibit 10.14 to the 1992 S-4 Registration Statement).
*        10.27    Consulting  Agreement  dated July 24, 1992,  between Stuart T.
                  Peeler  and  the  Registrant  (incorporated  by  reference  to
                  Exhibit 10.36 to the Registrant's Form 10-K for the year ended
                  December 31, 1992).
*        10.28    Consulting  agreement  dated March 1, 1993 between  William A.
                  Humphrey  and the  Registrant  (incorporated  by  reference to
                  Exhibit 10.27 to the Registrant's Form 10-K for the year ended
                  December 31, 1993).
*        10.29    Employees Non-Qualified Stock Option Plan--1978  (incorporated by reference to Exhibit  10(a) to the  Registrant's  Form 10-K for the year ended December 31, 1984,  Commission  File Number
                  1-1235  and  to  Post   Effective   Amendment  No.  3  to  the
                  Registrant's  Registration  Statement  on Form S-8 dated March
                  11, 1988).
*        10.30    1981 Incentive Stock Option Plan (incorporated by reference to
                  Exhibit 10(b) to the Registrant's Form 10-K for the year ended
                  December 31, 1984,  Commission  File Number 1-1235 and to Post
                  Effective  Amendment  No. 3 to the  Registrant's  Registration
                  Statement on Form S-8 dated March 11, 1988).
*        10.31    Long Term Incentive  Plan of 1983 of Homestake  Mining Company
                  (incorporated   by   reference   to   Exhibit   10(g)  to  the
                  Registrant's Registration Statement on Form S-14 dated May 16,
                  1984).
*        10.32    Employees'   Stock   Option   and  Share   Rights   Plan--1988
                  (incorporated   by   reference   to   Exhibit   10(n)  to  the
                  Registrant's Form 10-K for the year ended December 31, 1987).
         11       Computation of Earnings Per Share.
         13       Specified sections of the 1995 Annual Report to Shareholders.
         21       Subsidiaries of the Registrant.
         23       Consent of Coopers & Lybrand L.L.P., Independent Auditors.
         27       Financial Data Schedule.

* Compensatory plan or management contract.

(b)      Reports Filed on Form 8-K

         Six reports on Form 8-K were filed during the fourth quarter of 1995 and in the 1996 period through March 21, 1996.

              1) The report on Form 8-K dated November 29, 1995 announced that the Company extended until December 22, 1995 its offer to acquire the shares of HGAL that Homestake did not own already.

              2) The report on Form 8-K dated December 13, 1995 was submitted in order to file two documents as follows: (i) Supplement #2 to Offer Document related to the Company's offer to acquire the 18.5% of HGAL that it did not own already and (ii) consent of opinion of independent accountants related to report on financial forecast included in Supplement #2 to Offer Document. Supplement #2 to Offer Document includes updated and revised Pro Forma Condensed Consolidated Financial Statements.

              3) The report on Form 8-K dated December 21, 1995 announced that the Company extended until January 12, 1996 its offer to acquire the shares of HGAL that Homestake did not own already.

              4) The report on Form 8-K dated January 12, 1996 announced that the Company extended until January 25, 1996 its offer to acquire the shares of HGAL that Homestake did not own already.

              5) The report on Form 8-K dated January 25, 1996 announced that the Company extended until February 9, 1996 its offer to acquire the shares of HGAL that Homestake did not own already.

              6) The report on Form 8-K dated January 31, 1996 announced that the Company's offer to acquire the shares of HGAL that Homestake did not own already would close on February 9, 1996, and that the Company then owned 98.3% of the shares of HGAL and would proceed with compulsory acquisition of any remaining shares after the closing date.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               HOMESTAKE MINING COMPANY


Date March 21, 1996                            By: /s/ H. M. Conger
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


Signature                   Capacity                       Date
---------                   --------                       ----



/s/ G. G. Elam            Vice President,Finance            March 21, 1996
--------------            and Chief Financial Officer
G. G. Elam                (Principal Financial Officer)




/s/ D. W. Peat            Vice President and Controller     March 21, 1996
--------------            (Principal Accounting Officer)
D. W. Peat


                    (Signatures continued on following page.)

Signature                                           Capacity                                    Date
---------                                           --------                                    ----

/s/ Harry M. Conger                         Chairman of the Board,                            March 21, 1996
-------------------                         Chief Executive Officer and Director
Harry M. Conger

/s/ Jack E. Thompson                        President, Chief Operating                        March 21, 1996
--------------------                        Officer and Director
Jack E. Thompson

/s/ M. Norman Anderson                      Director                                          March 21, 1996
----------------------
M. Norman Anderson

/s/ Robert H. Clark, Jr.                    Director                                          March 21, 1996
------------------------
Robert H. Clark, Jr.

/s/ G. Robert Durham                        Director                                          March 21, 1996
--------------------
G. Robert Durham

/s/ Douglas W. Fuerstenau                   Director                                          March 21, 1996
-------------------------
Douglas W. Fuerstenau

/s/ Henry G. Grundstedt                     Director                                          March 21, 1996
-----------------------
Henry G. Grundstedt

/s/ William A. Humphrey                     Director                                          March 21, 1996
-----------------------
William A. Humphrey

/s/ Robert K. Jaedicke                      Director                                          March 21, 1996
----------------------
Robert K. Jaedicke

/s/ John Neerhout, Jr.                      Director                                          March 21, 1996
----------------------
John Neerhout, Jr.

/s/ Stuart T. Peeler                        Director                                          March 21, 1996
--------------------
Stuart T. Peeler

/s/ Carol A. Rae                            Director                                          March 21, 1996
----------------
Carol A. Rae

/s/ Berne A. Schepman                       Director                                          March 21, 1996
---------------------
Berne A. Schepman


                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (In thousands)

---------------------------------------------------------------------------------------------------------------------------------
                      COLUMN A                          COLUMN B          COLUMN C          COLUMN D            COLUMN E

                                                       BALANCE AT                                               BALANCE
                                                       BEGINNING                                               AT END OF
                    DESCRIPTION                        OF PERIOD          ADDITIONS        DEDUCTIONS           PERIOD

---------------------------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSET VALUATION ALLOWANCES (1)

     Year ended December 31, 1995                     $   49,839         $  11,034         $   1,262 (2)     $  59,611

     Year ended December 31, 1994                     $   52,066         $  10,210         $  12,437 (3)     $  49,839

     Year ended December 31, 1993                     $        0         $  52,066 (4)     $       0         $  52,066


(1) For further information see Note 7, Income Taxes, in the Notes to the Consolidated Financial Statements included in the 1995 Annual Report to Shareholders.
(2) Deductions in 1995 relate to the realization of certain United States deferred tax assets.
(3) Deductions in 1994 relate to the reversals of Canadian and Australian tax loss carry-forwards.
(4) Additions in 1993 relate to the implementation of SFAS 109, "Accounting for Income Taxes."

                        REPORT OF INDEPENDENT ACCOUNTANTS



The Shareholders and Board of Directors
Homestake Mining Company

We have audited the consolidated financial statements of Homestake Mining Company and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, which financial statements are included on pages 28 through 43 of the 1995 Annual Report to Shareholders of Homestake Mining Company and incorporated by reference herein. We have also audited the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homestake Mining Company and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand L.L.P.

San Francisco, California
February 9, 1996

                                              EXHIBIT INDEX


Exhibit                                                                         Method of Filing
-------                                                                         ----------------


10.1     Agreement  dated July 4, 1995  between  Noranda  Exploration
         Company Limited,  Teck Corporation and International  Corona
         Resources  Limited (a  subsidiary  of  International  Corona
         Corporation,  now Homestake  Canada Inc. and a subsidiary of
         Registrant),  relating to  development  of the Quarter Claim
         mine.                                                                  Filed herewith electronically

10.2     Change of Control Severance Plan of Registrant.                        Filed herewith electronically

10.3     Deferred  Compensation  Plan of  Homestake  Mining  Company
         effective October 1, 1995.                                             Filed herewith electronically

10.4     Amended and Restated Executive Supplemental Retirement
         Plan of Homestake Mining Company effective August 1, 1995.             Filed herewith electronically

10.5     Supplemental Retirement Plan of Homestake
         Mining Company, amended and restated effective as of
         January 1, 1990 (including November 29, 1990 modification).            Filed herewith electronically

10.6     Master Trust under the Homestake Mining Company
         Deferred Compensation Plans as of December 5, 1995.                    Filed herewith electronically


11       Computation of Earnings Per Share                                      Filed herewith electronically


13       1995 Annual Report to Shareholders                                     Filed herewith electronically


21       List of Subsidiaries                                                   Filed herewith electronicallY

23       Consent of Coopers & Lybrand L.L.P.,
         Independent Auditors                                                   Filed herewith electronically


27       Financial Data Schedule                                                Filed herewith electronically
