Form 10-Q
period 1996-03-31
HOMESTAKE MINING CO /DE/
filed 1996-05-13
CIK 743872

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the Quarterly Period Ended March 31, 1996

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

                           Yes        X                       No   ______
                                 -----------


The number of shares of common stock outstanding as of April 30, 1996 was 146,663,000.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION
- ------------------------------

Item 1. Financial Statements
- ----------------------------

A.  Condensed Consolidated Balance Sheets (unaudited)
    -------------------------------------------------
    (In thousands, except per share amount)
                                                                           March 31,             December 31,
                                                                              1996                    1995
                                                                        ----------------       -----------------
ASSETS

Current assets
    Cash and equivalents                                                 $      145,979         $       145,957
    Short-term investments                                                      117,622                  66,416
    Receivables                                                                  53,568                  58,046
    Inventories:
       Finished products                                                         13,928                  13,498
       Ore and in-process                                                        25,570                  26,027
       Supplies                                                                  30,272                  30,454
    Deferred income and mining taxes                                             20,521                  20,521
    Other                                                                         7,714                   7,798
                                                                        ----------------       -----------------
       Total current assets                                                     415,174                 368,717
                                                                        ----------------       -----------------

Property, plant and equipment - at cost                                       1,848,474               1,697,737
    Accumulated depreciation, depletion and amortization                       (882,318)               (850,961)
                                                                        ----------------       -----------------
       Property, plant and equipment - net                                      966,156                 846,776
                                                                        ----------------       -----------------

Investments and other assets
    Noncurrent investments                                                       35,920                  46,188
    Other assets                                                                 60,437                  59,952
                                                                        ----------------       -----------------
       Total investments and other assets                                        96,357                 106,140
                                                                        ----------------       -----------------
Total Assets                                                             $    1,477,687         $     1,321,633
                                                                        ================       =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                     $       33,114         $        35,170
    Accrued liabilities:
       Payroll and other compensation                                            27,824                  26,925
       Reclamation                                                               17,458                  12,383
       Other                                                                     17,937                  14,629
    Income and other taxes payable                                               11,299                   9,314
                                                                        ----------------       -----------------
       Total current liabilities                                                107,632                  98,421
                                                                        ----------------       -----------------

Long-term liabilities
    Long-term debt                                                              185,000                 185,000
    Other long-term obligations                                                 108,382                 120,418
                                                                        ----------------       -----------------
       Total long-term liabilities                                              293,382                 305,418
                                                                        ----------------       -----------------

Deferred income and mining taxes                                                236,115                 189,925
Minority interests in consolidated subsidiaries                                  81,661                  92,012

Shareholders' equity
    Capital stock, $1 par value per share:
       Preferred - 10,000  shares  authorized;  no shares  outstanding
       Common - 250,000 shares authorized; shares outstanding:
          1996 - 146,630; 1995 - 140,541                                        146,630                 140,541
    Other shareholders' equity                                                  612,267                 495,316
                                                                        ----------------       -----------------
       Total shareholders' equity                                               758,897                 635,857
                                                                        ----------------       -----------------
Total Liabilities and Shareholders' Equity                               $    1,477,687         $     1,321,633
                                                                        ================       =================


See notes to condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



B.     Condensed Statements of Consolidated Income (unaudited)
       -------------------------------------------------------
       (In thousands, except per share amounts)

                                                                           Three Months Ended March 31,
                                                                         1996                          1995
                                                                -----------------              ----------------
Revenues
       Gold and ore sales                                         $      183,500                 $     159,909
       Sulphur and oil sales                                               8,423                        12,154
       Interest income                                                     4,096                         4,263
       Equity earnings                                                       387                           (80)
       Other income                                                        6,402                         3,686
                                                                -----------------              ----------------
                                                                         202,808                       179,932
                                                                -----------------              ----------------
Costs and Expenses
       Production costs                                                  125,252                       118,434
       Depreciation, depletion and amortization                           26,329                        23,003
       Administrative and general expense                                  9,714                         9,291
       Exploration expense                                                 6,041                         4,754
       Interest expense                                                    2,647                         2,632
       Other expense                                                         233                           697
                                                                -----------------              ----------------
                                                                         170,216                       158,811
                                                                -----------------              ----------------

Income Before Taxes and Minority Interests                                32,592                        21,121
Income and Mining Taxes                                                  (13,860)                      (11,393)
Minority Interests                                                        (5,079)                       (3,168)
                                                                -----------------              ----------------
Net Income                                                        $       13,653                 $       6,560
                                                                =================              ================

Net Income Per Share                                              $         0.09                 $        0.05
                                                                =================              ================

Average Shares Used in the Computation                                   145,236                       137,816
                                                                =================              ================

Dividends Per Common Share                                        $         0.05                 $        0.05
                                                                =================              ================


See notes to condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



C.  Condensed Statements of Consolidated Cash Flows (unaudited)
    ----------------------------------------------------------
    (In thousands)

                                                                            Three Months Ended March 31,
                                                                            1996                      1995
                                                                      ---------------           ---------------
Cash Flows from Operations
    Net income                                                         $      13,653             $       6,560
    Reconciliation to net cash provided by operations:
       Depreciation, depletion and amortization                               26,329                    23,003
       Deferred taxes, minority interests and other                            9,630                    10,044
       Gain on disposals of assets                                              (769)                   (4,473)
       Effect of changes in operating working capital items                   11,807                    (6,062)
                                                                      ---------------           ---------------
    Net cash provided by operations                                           60,650                    29,072
                                                                      ---------------           ---------------

Investment Activities
    Increase in short-term investments                                       (51,206)                  (43,178)
    Additions to property, plant and equipment                                (9,604)                  (11,815)
    Proceeds from sales of assets                                             11,484                     7,634
    Purchase of HGAL minority interests                                       (6,458)
    Other                                                                        821                       331
                                                                      ---------------           ---------------
    Net cash used in investment activities                                   (54,963)                  (47,028)
                                                                      ---------------           ---------------

Financing Activities
    Common shares issued                                                       1,738                     1,070
    Dividends paid                                                            (7,403)                   (6,892)
                                                                      ---------------           ---------------
    Net cash used in financing activities                                     (5,665)                   (5,822)
                                                                      ---------------           ---------------

Net increase (decrease) in cash and equivalents                                   22                   (23,778)

Cash and equivalents, January 1                                              145,957                   105,701
                                                                      ---------------           ---------------

Cash and equivalents, March 31                                         $     145,979             $      81,923
                                                                      ===============           ===============

See notes to condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements (unaudited)
- ----------------------------------------------------------------

1. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods. Except as described in notes 2 and 3, such adjustments consist of items of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results for the full year.

         All dollar amounts are in United States dollars unless otherwise indicated.

2. In the fourth quarter of 1995, the Company made an unconditional offer to acquire the 18.5% of Homestake Gold of Australia Limited ("HGAL") it did not already own. Homestake offered 0.089 of a Homestake share or A$1.90 in cash for each of the 109.6 million HGAL shares owned by the public. Through December 31, 1995 a total of 38.9 million HGAL shares were acquired at a cost of $59.1 million, including $42.4 million for
         2.6 million newly issued shares of the Company, $14.5 million paid in cash and $2.2 million of transaction expenses. At December 31, 1995 Homestake owned 88.1% of the shares of HGAL. The acquisition was completed in the 1996 first quarter with the remaining 70.7 million publicly held HGAL shares being acquired at a cost of $105.8 million, including $99.3 million for 6.0 million newly issued shares of the Company, $5.0 million paid in cash and $1.5 million of transaction expenses. The total purchase price to acquire all of the 18.5% of HGAL held by minority shareholders was $164.9 million, including $141.7 million for 8.5 million newly issued shares of the Company, $19.5 million paid in cash and $3.7 million of transaction expenses.

         The acquisition of the HGAL minority interests was accounted for as a purchase. For accounting purposes, the HGAL shares acquired in the fourth quarter of 1995 and in the first quarter of 1996 are assumed to have been acquired effective as of December 31, 1995 and January 1, 1996, respectively. Based upon the total purchase price of $164.9 million, the excess of the purchase price paid over the net book value of the minority interests acquired was $140.7 million. Substantially all of the excess purchase price is attributable to mineral property interests and is being amortized in accordance with the Company's accounting policies for mineral properties.

         On a pro forma basis, assuming that the acquisition of the HGAL minority interests occurred on January 1, 1995, revenues, net income and net income per share for the quarter ended March 31, 1995, have been estimated at $179.6 million, $6.0 million and $0.04 per share, respectively. This pro forma information includes adjustments which are based on available information and certain assumptions that management of the Company believes are reasonable in the circumstances. The pro forma information does not purport to represent what the results of operations actually would have been had the acquisition of the HGAL minority interests occurred on January 1, 1995 or to project the results of operations for any future date or period.

3. During the three months ended March 31, 1996 the Company received proceeds of $5.5 million from a litigation recovery. A portion of the proceeds related to income taxes, and accordingly, income tax expense was reduced by $2.6 million. The remaining balance of $2.9 million was credited to other income.

         Other income for the three months ended March 31, 1995 includes a gain of $2.7 million on the sale of the Company's 28% equity interest in the Torres silver mining complex. Proceeds from this sale totaled $6.0 million.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


4. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which established trading ranges within which the United States dollar may be exchanged for foreign currencies by setting minimum and maximum exchange rates.

         At March 31, 1996 the Company had outstanding forward currency contracts as follows:

                            Amount Covered         Exchange Rates to U.S. Dollars            Expiration
Currency                    (U.S. Dollars)           Minimum          Maximum                  Dates
- ------------------------------------------------------------------------------------------------------------
Canadian                    $   85,100,000              0.67             0.77                 1996-1997
Australian                      16,600,000              0.68             0.74                   1996
                         ------------------
                             $ 101,700,000

5. During 1994, the Company entered into forward sales for 183,200 ounces of gold it expected to produce at the Nickel Plate mine during 1995 and 1996. The purpose of the forward sales program was to allow for recovery of the Company's remaining investment in the mine and provide for estimated reclamation costs. Gold sales for the first quarters of 1996 and 1995 include sales under this program of 21,900 ounces at an average price of $415 per ounce and 21,500 ounces at an average price of $389 per ounce, respectively. At March 31, 1996 forward sales for 48,100 ounces at an average price of $424 per ounce remain outstanding.

6. Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and, if deemed impaired, measurement and recording of an impairment loss based on the fair value of the asset which generally will be computed using discounted cash flows. Based on the carrying values and estimated future undiscounted cash flows of the Company's long-lived assets, the Company did not record a cumulative effect upon adopting SFAS 121.

7. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes heavy liabilities on persons who discharge hazardous substances. The Environmental Protection Agency ("EPA") publishes a National Priorities List ("NPL") of known or threatened releases of such substances.

         An  18-mile  stretch  of  Whitewood  Creek in the Black  Hills of South
         Dakota is a site on the NPL. The EPA asserted that discharges of tailings by mining companies, including the Company, have contaminated soil and water for more than 100 years. In 1990, the Company signed a consent decree with the EPA requiring that the Company perform remedial work on the site and continue long-term monitoring. The on-site remedial work has been completed and the consent decree was terminated on January 10, 1996. The EPA published a notice on November 30, 1995 of its intent to delete the site from the NPL. The Company estimates that the remaining cost of monitoring, including EPA oversight costs, will be approximately $1 million.

         The Company's former uranium millsite near Grants, New Mexico is listed on the NPL. The EPA asserted that leachate from the tailings contaminated a shallow aquifer used by adjacent residential subdivisions. The Company paid the costs of extending the municipal water supply to the affected homes and continues to operate a water injection and collection system that has significantly improved the quality of the aquifer. The Company has decommissioned and disposed of the mills and has covered the tailings impoundments at the site. The total future cost for reclamation, remediation, monitoring and maintaining compliance at the Grants site is estimated to be $24 million.

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES


         Title X of the Energy Policy Act of 1992 (the "Act") authorized appropriations of $270.0 million to cover the Federal Government's share of certain costs of reclamation, decommissioning and remedial action for by-product material (primarily tailings) generated by certain licensees as an incident of uranium sales to the Federal Government. Reimbursement is subject to compliance with regulations of the Department of Energy ("DOE"), which were issued in 1994. Pursuant to the Act, the DOE is responsible for 51.2% of the past and future costs of reclaiming the Grants site in accordance with Nuclear Regulatory Commission license requirements. The accompanying balance sheet at March 31, 1996 includes a receivable of $18.7 million for the DOE's share of reclamation expenditures made by the Company through 1995. The Company believes that its share of the estimated remaining cost of reclaiming the Grants facility, net of estimated proceeds from the ultimate disposals of related assets, is fully provided in the financial statements at March 31, 1996.

         In 1983, the state of New Mexico made a claim against the Company for unspecified natural resource damages resulting from the Grants tailings. The state of South Dakota made a similar claim in 1983 with respect to the Whitewood Creek tailings. The Company denies all liability for damages at the two CERCLA sites. The two states have taken no action to enforce the 1983 claims. Final regulations for performing natural resource damage assessments were issued by the United States Department of Interior on March 25, 1994. CERCLA provides for a three-year statute of limitations for natural resource damage assessments after the issuance of final regulations.

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

8. On April 30, 1996, the Company's 50.6%-owned subsidiary, Prime Resources Group Inc. ("Prime") purchased Cominco Ltd.'s 60% interest in the Snip mine in British Columbia for approximately $39 million. The purchase price included Cominco's share of the mine's working capital. Prime now owns 100% of the Snip mine.

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES


Item 2 - Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

(Unless  specifically  stated otherwise,  the following  information  relates to amounts included in the consolidated financial statements including the Company's interests in mining partnerships accounted for using the equity method, without reduction for minority interests. Effective January 1, 1996 Homestake adopted the "Gold Institute Production Cost Standard" for reporting of per ounce production costs. All per ounce production costs in this Form 10-Q are presented on this basis.)

Results of Operations

Homestake recorded net income of $13.7 million or $0.09 per share during the first quarter of 1996 compared to net income of $6.6 million or $0.05 per share during the first quarter of 1995. The higher 1995 earnings reflect increased production, a higher average realized gold price and lower unit operating costs. In addition, the 1996 first quarter results include $5.5 million of proceeds (after tax $4.9 million) from a litigation recovery.

Production from gold operations increased to 488,100 ounces during the first quarter of 1996, surpassing last year's first quarter production of 448,800 ounces by almost 40,000 ounces. Gold and ore sales for the 1996 first quarter increased by 15% to $183.5 million over the prior year's first quarter. During the first three months of 1996, 486,000 ounces of gold equivalent were sold at an average realized price of $401 per ounce compared to 444,700 ounces sold at an average realized price of $381 per ounce for the first three months of 1995.

Domestic production increased to 188,400 ounces during the 1996 first quarter from 186,300 ounces during the 1995 first quarter, primarily due to higher production at the Homestake mine in South Dakota, partially offset by a decline in production at the Round Mountain mine in Nevada and the cessation of mining at the Santa Fe mine in Nevada which is in the final stages of reclamation. At the Homestake mine, production increased to 105,300 ounces during the first quarter of 1996 from 98,700 ounces during the first quarter of 1995 and total cash costs decreased to $291 per ounce compared to $303 per ounce during the 1995 first quarter. The higher production primarily is a result of an increase in tonnage from the underground operations where production difficulties had limited access to the deeper, higher-grade stopes in the 1995 first quarter. The McLaughlin mine in Northern California produced 54,100 ounces during the 1996 first quarter compared to 52,200 ounces produced during the 1995 first quarter. The increase in production primarily is due to an 8% increase in tons milled and a slightly higher ore grade. As a result, total cash costs declined to $279 per ounce during the first quarter of 1996 from $286 per ounce during the first quarter of 1995. Homestake's share of production from the Round Mountain mine totaled 19,900 ounces during the 1996 first quarter at a total cash cost of $288 per ounce compared to 23,000 ounces at a total cash cost of $260 per ounce during the prior year's first quarter. The decline in production and increase in total cash costs are due to ore placed on the dedicated pads which is leaching more slowly than anticipated. Production at Round Mountain should increase over the next few months as additional solution capacity becomes operational.

Overall foreign gold production during the first quarter of 1996 increased by 14% over the prior year's first quarter, primarily due to production increases at the Eskay Creek, David Bell and Nickel Plate mines in Canada, partially offset by production declines at the Williams mine in Canada and the El Hueso mine in Chile. At the Eskay Creek mine, production increased to 99,400 gold equivalent ounces during the 1996 first quarter from 65,200 gold equivalent ounces during the 1995 first quarter. The higher production primarily is a result of an increase in tons shipped and higher than expected silver grades. Total cash costs, including the costs of third-party smelters, decreased to $162 per equivalent ounce during the first quarter of 1996 compared to $186 per equivalent ounce during the prior year's first quarter, reflecting higher silver grades and prices, lower mine development costs and greater operating efficiencies. The David Bell mine produced 22,800 ounces at a total cash cost of $190 per ounce during the first quarter of 1996 compared to 16,400 ounces produced at a total cash cost of $253 per ounce

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


during the first quarter of 1995. As expected, the ore grade increased significantly during the first three months of 1996 as the mine benefited from additional development completed in 1995. This resulted in significantly lower unit operating costs in the 1996 first quarter. At the Nickel Plate mine, production increased to 26,700 ounces during the first quarter of 1996 from 21,500 ounces during the prior year's first quarter, reflecting higher ore grades and an increase in tons milled. As a result, total cash costs declined to $328 per ounce during the 1996 first quarter from $340 per ounce during the 1995 first quarter. The Nickel Plate mine is nearing the end of its economic life and reserves will be exhausted by the end of the year. At the Williams mine, production of 43,600 ounces during the first quarter of 1996 compares to 48,100 ounces during the first quarter of 1995. The decrease in production is primarily due to an anticipated decline in ore grades and a 5% reduction in tons milled. The lower tonnage primarily is due to a weather-related power outage in late January and to temporary ground control problems in two primary production stopes. Total cash costs at the Williams mine were $272 per ounce during the first quarter of 1996 compared to $235 per ounce during the first quarter of 1995.

Homestake Gold of Australia Limited's ("HGAL") share of production at the Kalgoorlie operations in Western Australia was 90,200 ounces during the 1996 first quarter compared to 88,900 ounces produced during the 1995 first quarter. A 14% increase in mill throughput was partially offset by a 16% decline in ore grade. Total cash costs increased to $305 per ounce during the first quarter of 1996 from $258 per ounce during the prior year's first quarter, primarily due to the lower ore grade and also to a stronger Australian dollar. The effects of the stronger Australian dollar were partially offset by a foreign currency protection program. Production at the El Hueso mine decreased to 2,400 ounces during the 1996 first quarter from 8,800 ounces during the 1995 first quarter. Gold mining at El Hueso ceased in February 1995 and limited heap-leach production will continue until mid-1996.

The  Company's  consolidated  total  cash  cost per ounce  during  the    first
quarter of 1996 was $258 per ounce compared to $262 per ounce during the first quarter of 1995.

Revenues from the Main Pass 299 sulphur project were $8.4 million during the 1996 first quarter compared to $12.1 million during the prior year's first quarter, and operating earnings totaled $0.3 million during the first quarter of 1996 compared to $2.1 million during the first quarter of 1995. Sulphur demand during the first quarter of 1995 was exceptionally strong as 145,400 tons were sold compared to 87,700 tons sold during the 1996 first quarter. Oil and gas revenues were similar to the prior year's quarter as higher prices offset lower production volumes.

Depreciation, depletion and amortization expense increased to $26.3 million during the 1996 first quarter from $23.0 million during the 1995 first quarter. This increase primarily is due to higher production and additional amortization relating to the purchase of the HGAL minority interests.

Exploration expense increased to $6.0 million during the first three months of 1996 from $4.8 million during the first three months of 1995. This increase primarily is due to increased activity on the Chelopech feasibility study in Bulgaria and at the Agua de la Falda project in Chile, and exploration work at the White Pine and Mountain View projects in Nevada. The higher exploration expenditures will continue throughout 1996 as the Company pursues numerous attractive exploration targets and prospects. The Company has planned $36 million in exploration expenditures (including $6 million for exploration in and around existing mine sites which will be included in production costs) during 1996. However, additional funds will be made available if warranted by initial drilling results.

The Company's general policy is to sell its production at current prices. However, in certain limited circumstances, the Company will enter into forward sales commitments for small portions of its gold production. During 1994, the Company entered into forward sales for 183,200 ounces of gold it expected to produce at the Nickel Plate mine during 1995 and 1996. The purpose of the forward sales program was to allow for recovery of the Company's remaining investment in the mine and provide for estimated reclamation costs. Gold sales for the first quarters of 1996

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES


and 1995 include sales under this program of 21,900 ounces at an average price of $415 per ounce and 21,500 ounces at an average price of $389 per ounce, respectively. At March 31, 1996 forward sales for 48,100 ounces at an average price of $424 per ounce remain outstanding.

A significant portion of the Company's operating expenses are incurred in Australian and Canadian currencies. The Company's profitability is impacted by fluctuations in these currencies' exchange rates relative to the United States dollar. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which established trading ranges within which the United States dollar may be exchanged for Australian and Canadian dollars. At March 31, 1996 the Company had a net unrealized gain of $1.1 million on open contracts.

Other income for the first three months of 1996 includes $2.9 million of income related to a litigation recovery, a net foreign currency exchange gain of $1.0 million and $0.6 million of royalty income. Other income for the first quarter of 1995 includes a $2.7 million gain on the sale of the Company's 28% interest in the Torres silver mining complex in Mexico, a $1.9 million gain on the sale of certain exploration properties in Australia and a net foreign currency exchange loss of $2.4 million.

Income and mining tax expense for the first quarter of 1996 includes a $2.6 million credit with respect to a litigation recovery relating to previously paid income taxes. Excluding this credit, the Company's income and mining tax rate for the first quarter of 1996 was 51% compared to 54% for the prior year's first quarter. The Company's consolidated effective income and mining tax rate will fluctuate depending on the geographical mix of its pretax income.

The following chart details Homestake's gold production, operating cash costs and total cash costs per ounce by location, and consolidated revenue and production costs per ounce.

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES


                                          Production                Cash Operating Costs (4)       Total Cash Costs
                                     (Ounces in thousands)           (Dollars per Ounce)          (Dollars per Ounce)
                                      Three Months Ended            Three Months Ended             Three Months Ended
                                             March 31,                      March 31,                     March 31,
Mine (Percentage interest)              1996           1995          1996          1995            1996           1995
- --------------------------         -------------------------      ------------------------      -------------------------
Homestake (100)                        105.3           98.7          $277          $293            $291           $303
McLaughlin (100)                        54.1           52.2           271           278             279            286
Round Mountain (25)                     19.9           23.0           262           238             288            260
Joint Ventures                           9.1            7.1           284           311             294            332
Santa Fe (100)                             -            5.3             -           137               -            161
                                   ----------    -----------
    Total United States                188.4          186.3

Eskay Creek (100) (1,2)                 99.4           65.2           159           184             162            186
Williams (50)                           43.6           48.1           262           228             272            235
David Bell (50) (3)                     25.6           17.4           178           242             190            253
Nickel Plate (100)                      26.7           21.5           328           340             328            340
Snip (40) (2)                           11.8           12.6           185           162             185            162
                                   ----------    -----------
     Total Canada                      207.1          164.8

Kalgoorlie, Australia (50)              90.2           88.9           305           258             305            258

El Hueso, Chile (100)                    2.4            8.8           242           394             242            394
                                   ----------    -----------

Total Production                       488.1          448.8          $251          $256            $258           $262
Less Minority Interests                (54.9)         (54.9)
                                   ----------    -----------
Homestake's Share                      433.2          393.9
                                   ==========    ===========




                                              Three Months Ended
                                                  March 31,
Per Ounce of Gold                             1996          1995
- -----------------                             -------------------
Revenue                                       $401          $381
Cash Operating Costs (4)                       251           256
Other Cash Costs (5)                             7             6
Noncash Costs  (6)                              54            51

(1) Gold and silver are accounted for as co-products at Eskay Creek. Silver is converted to gold equivalent, using the ratio of the silver market price to the gold market price. These ratios were 72 ounces and 81 ounces of silver equals one ounce of gold in the first quarters of 1996 and 1995, respectively.

(2) Includes ounces contained in ore or concentrates sold to smelters. For comparison purposes, cash operating costs and total cash costs per ounce include estimated third-party costs incurred by smelter owners and others to produce marketable gold and silver.

(3)   Ounces produced  includes 2,800 ounces and 1,000 ounces of gold production
      for  the  Quarter   Claim  in  the  first   quarters  of  1996  and  1995,
      respectively.

(4) Cash operating costs are costs directly related to the physical activities of producing gold; includes mining, milling, third-party smelting and in-mine exploration expenditures that are related to production.

(5) Other cash costs are costs that are not directly related to, but may result from, gold production; includes production taxes and royalties.

(6) Noncash costs are costs that typically are accounted for ratably over the life of an operation; includes depreciation, depletion, final reclamation and the amortization of the economic cost of property acquisitions, but excludes amortization of SFAS 109 deferred tax purchase adjustments relating to property acquisitions.

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES


Liquidity and Capital Resources

Cash provided by operations totaled $60.7 million in the first quarter of 1996 compared to $29.1 million in the first quarter of 1995. Working capital at March 31, 1996 amounted to $307.5 million, including $263.6 million of cash and equivalents and short-term investments.

Capital additions of $9.6 million for the first quarter of 1996 include $1.5 million at the advanced-stage Ruby Hill project in Nevada, and $3.0 million at the Kalgoorlie operations in Australia and $2.2 million at the Homestake mine, primarily for numerous projects related to improving the efficiency of these operations.

In the fourth quarter of 1995, the Company made an unconditional offer to acquire the 18.5% of Homestake Gold of Australia Limited ("HGAL") it did not already own. Homestake offered 0.089 of a Homestake share or A$1.90 in cash for each of the 109.6 million HGAL shares owned by the public. Through December 31, 1995 a total of 38.9 million HGAL shares were acquired at a cost of $59.1 million, including $42.4 million for 2.6 million newly issued shares of the Company, $14.5 million paid in cash and $2.2 million of transaction expenses. At December 31, 1995 Homestake owned 88.1% of the shares of HGAL. The acquisition was completed in the 1996 first quarter with the remaining 70.7 million publicly held HGAL shares being acquired at a cost of $105.8 million, including $99.3 million for 6.0 million newly issued shares of the Company, $5.0 million paid in cash and $1.5 million of transaction expenses. The total purchase price to acquire all of the 18.5% of HGAL held by minority shareholders was $164.9 million, including $141.7 million for 8.5 million newly issued shares of the Company, $19.5 million paid in cash and $3.7 million of transaction expenses.

In March 1996, the Company exercised its option which will permit Homestake to acquire from Navan Resources plc ("Navan") up to a 34% interest in Bimak AD ("Bimak"), the owner of the Chelopech gold/copper operations in Bulgaria by investing an additional $48.0 million. Homestake acquired the option in 1995 in connection with its investment of $24.0 million to acquire a 10% interest of Navan, an Irish public company with diverse mineral interests in Europe. The Company initially will advance up to $12.0 million, subject to the satisfaction of certain conditions, principally receipt of certain permits from the Bulgarian government for the expansion of mining at Chelopech from 500,000 to 750,000 metric tons per year and for construction of a roaster. Receipt of permits is expected before the end of 1996. Payment of the remaining $36 million is conditional upon subsequent approval by the Bulgarian government, Navan and Homestake of a further mine and mill expansion to accommodate processing of 1,750,000 metric tons of ore per year and the securing of expansion financing. Total cost of the expansions is estimated to be $125 million to sink a new shaft, install the roaster and a SAG mill and make other processing improvements.

On April 30, 1996, the Company's 50.6%-owned subsidiary, Prime Resources Group Inc. ("Prime") purchased Cominco Ltd.'s 60% interest in the Snip mine in British Columbia for approximately $39 million. The purchase price included Cominco's share of the mine's working capital. Prime now owns 100% of the Snip mine.

The Company has a $150 million revolving credit facility which is available through September 30, 2000. This facility provides for borrowings denominated in United States dollars, Canadian dollars, ounces of gold or any combination of these. The credit agreement includes a minimum consolidated net worth requirement of $500 million. No amounts have been borrowed under this facility.

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


Item 6.
- -------

(a)      Exhibits                                        Method of Filing
                                                         ----------------

         11  -  Computation of Earnings Per Share        Filed herewith
                                                         electronically

         27  -  Financial Data Schedule                  Filed herewith
                                                         electronically

(b)      Reports on Form 8-K

         Three reports on Form 8-K were filed during the first quarter ended March 31, 1996.

         1. The report on Form 8-K dated January 12, 1996 announced that the Company extended until January 25, 1996 its offer to acquire the shares of HGAL that Homestake did not own already.

         2. The report on Form 8-K dated January 25, 1996 announced that the Company extended until February 9, 1996 its offer to acquire the shares of HGAL that Homestake did not own already.

         3. The report on Form 8-K dated January 31, 1996 announced that the Company's offer to acquire the shares of HGAL that Homestake did not own already would close on February 9, 1996, and that the Company then owned 98.3% of the shares of HGAL and would proceed with compulsory acquisition of any remaining shares after the closing date.

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             HOMESTAKE MINING COMPANY




Date:  May 9, 1996                           By /s/ Gene G. Elam
       -----------                              -----------------
                                                Gene G. Elam
                                                Vice President, Finance and
                                                Chief Financial Officer





Date:  May 9, 1996                           By /s/ David W. Peat
       -----------                              ------------------
                                                David W. Peat
                                                Vice President and Controller
                                                (Chief Accounting Officer)