Form 10-Q
period 1996-06-30
HOMESTAKE MINING CO /DE/
filed 1996-08-13
CIK 743872

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the Quarterly Period Ended June 30, 1996

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

                           Yes        X                       No   ______
                                 -----------


The number of shares of common stock outstanding as of July 31, 1996 was 146,672,000.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

A.  Condensed Consolidated Balance Sheets (unaudited)
    (In thousands, except per share amount)

                                                                               June 30,              December 31,
                                                                                   1996                    1995
                                                                           -----------------       -----------------
ASSETS
Current assets
    Cash and equivalents                                                    $       144,485          $      145,957
    Short-term investments                                                           63,859                  66,416
    Receivables                                                                      46,574                  58,046
    Inventories:
       Finished products                                                             15,810                  13,498
       Ore and in-process                                                            31,665                  26,027
       Supplies                                                                      31,847                  30,454
    Deferred income and mining taxes                                                 20,521                  20,521
    Other                                                                             5,941                   7,798
                                                                           -----------------       -----------------
       Total current assets                                                         360,702                 368,717
                                                                           -----------------       -----------------

Property, plant and equipment - at cost                                           1,946,485               1,697,737
    Accumulated depreciation, depletion and amortization                           (914,381)               (850,961)
                                                                           -----------------       -----------------
       Property, plant and equipment - net                                        1,032,104                 846,776
                                                                           -----------------       -----------------

Investments and other assets
    Noncurrent investments                                                           36,500                  46,188
    Other assets                                                                     59,848                  59,952
                                                                           -----------------       -----------------
       Total investments and other assets                                            96,348                 106,140
                                                                           -----------------       -----------------
Total Assets                                                                $     1,489,154          $    1,321,633
                                                                           =================       =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                        $        33,274          $       35,170
    Accrued liabilities:
       Payroll and other compensation                                                29,059                  26,925
       Reclamation                                                                   17,333                  12,383
       Other                                                                         11,704                  14,629
    Income and other taxes payable                                                   12,129                   9,314
                                                                           -----------------       -----------------
       Total current liabilities                                                    103,499                  98,421
                                                                           -----------------       -----------------

Long-term liabilities
    Long-term debt                                                                  185,000                 185,000
    Other long-term obligations                                                     109,836                 120,418
                                                                           -----------------       -----------------
       Total long-term liabilities                                                  294,836                 305,418
                                                                           -----------------       -----------------

Deferred income and mining taxes                                                    242,953                 189,925
Minority interests in consolidated subsidiaries                                      84,463                  92,012

Shareholders' equity
    Capital stock, $1 par value per share:
       Preferred - 10,000  shares  authorized;  no shares  outstanding
       Common - 250,000 shares authorized; shares outstanding:
          1996 - 146,672; 1995 - 140,541                                            146,672                 140,541
    Other shareholders' equity                                                      616,731                 495,316
                                                                           -----------------       -----------------
       Total shareholders' equity                                                   763,403                 635,857
                                                                           -----------------       -----------------
Total Liabilities and Shareholders' Equity                                  $     1,489,154          $    1,321,633
                                                                           =================       =================

See notes to condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



B.    Condensed Statements of Consolidated Income (unaudited)
      (In thousands, except per share amounts)

                                                   Three Months Ended                         Six Months Ended
                                                         June 30,                                  June 30,
                                                1996                1995                  1996               1995
                                            ---------------     --------------        --------------     --------------
Revenues
      Gold and ore sales                     $     186,723      $     178,216          $    370,223       $    338,125
      Sulphur and oil sales                          7,370             10,213                15,793             22,367
      Interest income                                3,833              4,338                 7,929              8,601
      Equity earnings                                  360                541                   747                461
      Other income                                   3,206              2,282                 9,608              5,968
                                            ---------------     --------------        --------------     --------------
                                                   201,492            195,590               404,300            375,522
                                            ---------------     --------------        --------------     --------------
Costs and Expenses
      Production costs                             122,704            117,835               247,956            236,269
      Depreciation, depletion
        and amortization                            29,032             25,623                55,361             48,626
      Administrative and general expense             9,249             10,760                18,963             20,051
      Exploration expense                           11,535              7,412                17,576             12,166
      Interest expense                               2,645              3,141                 5,292              5,773
      Other expense                                    786              1,054                 1,019              1,751
                                            ---------------     --------------        --------------     --------------
                                                   175,951            165,825               346,167            324,636
                                            ---------------     --------------        --------------     --------------

Income Before Taxes and Minority
  Interests                                         25,541             29,765                58,133             50,886
Income and Mining Taxes                            (14,745)           (13,815)              (28,605)           (25,208)
Minority Interests                                  (4,020)            (4,771)               (9,099)            (7,939)
                                            ---------------     --------------        --------------     --------------
Net Income                                   $       6,776      $      11,179          $     20,429       $     17,739
                                            ===============     ==============        ==============     ==============



Net Income Per Share                         $        0.05      $        0.08          $       0.14       $       0.13
                                            ===============     ==============        ==============     ==============

Average Shares Used in
  the Computation                                  146,662            137,909               145,949            137,862
                                            ===============     ==============        ==============     ==============

Dividends Per Common Share                   $        0.05      $        0.05          $       0.10       $       0.10
                                            ===============     ==============        ==============     ==============


See notes to condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



C.  Condensed Statements of Consolidated Cash Flows (unaudited)
    (In thousands)


                                                                                  Six Months Ended June 30,
                                                                                 1996                       1995
                                                                          ----------------           ----------------
Cash Flows from Operations
    Net income                                                             $       20,429             $       17,739
    Reconciliation to net cash provided by operations:
       Depreciation, depletion and amortization                                    55,361                     48,626
       Deferred taxes, minority interests and other                                23,799                     27,179
       Gains on disposals of assets                                                (2,750)                    (4,823)
       Effect of changes in operating working capital items                        12,481                     (2,806)
                                                                          ----------------           ----------------
    Net cash provided by operations                                               109,320                     85,915
                                                                          ----------------           ----------------

Investment Activities
    Decrease in short-term investments                                              2,557                         61
    Additions to property, plant and equipment                                    (69,475)                   (39,487)
    Proceeds from asset sales                                                      13,572                     10,163
    Purchase of HGAL minority interests                                            (6,435)                         -
    Purchase of interest in Snip mine                                             (39,279)                         -
    Other                                                                           1,692                        324
                                                                          ----------------           ----------------
    Net cash used in investment activities                                        (97,368)                   (28,939)
                                                                          ----------------           ----------------

Financing Activities
    Common shares issued                                                            2,349                      1,914
    Dividends paid - Homestake                                                    (14,674)                   (13,787)
                   - Prime minority interests                                      (1,099)                         -
                                                                          ----------------           ----------------
    Net cash used in financing activities                                         (13,424)                   (11,873)
                                                                          ----------------           ----------------

Net increase (decrease) in cash and equivalents                                    (1,472)                    45,103

Cash and equivalents, January 1                                                   145,957                    105,701
                                                                          ----------------           ----------------
Cash and equivalents, June 30                                              $      144,485             $      150,804
                                                                          ================           ================




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

         The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods. Except as described in notes 2 through 5, such adjustments consist of items of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results for the full year.

         All dollar amounts are in United States dollars unless otherwise indicated.

2. In the fourth quarter of 1995, the Company made an unconditional offer to acquire the 18.5% of Homestake Gold of Australia Limited ("HGAL") it did not already own. Homestake offered 0.089 of a Homestake share or A$1.90 in cash for each of the 109.6 million HGAL shares owned by the public. Through December 31, 1995 a total of 38.9 million HGAL shares were acquired at a cost of $59.1 million, including $42.4 million for 2.6 million newly issued shares of the Company, $14.5
         million  in  cash   and  $2.2  million   of  transaction  expenses.  At
         December 31, 1995 Homestake owned 88.1% of the shares of HGAL. The acquisition was completed in the first quarter of 1996 when the remaining 70.7 million publicly held HGAL shares were acquired at a cost of $105.8 million, including $99.3 million for 6.0 million newly issued shares of the Company, $5.0 million in cash and $1.5 million of transaction expenses. The total purchase price to acquire all of the 18.5% of HGAL held by the minority shareholders was $164.9 million, including $141.7 million for 8.5 million newly issued shares of the Company, $19.5 million in cash and $3.7 million of transaction expenses.

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

         On a pro forma basis, assuming that the acquisition of the HGAL minority interests occurred on January 1, 1995, revenues, net income and net income per share for the six months ended June 30, 1995 have been estimated at $374.8 million, $16.3 million and $0.11 per share, respectively. This pro forma information includes adjustments which are based on available information and certain assumptions that management of the Company believes are reasonable in the circumstances. The pro forma information does not purport to represent what the results of operations actually would have been had the acquisition of the HGAL minority interests occurred on January 1, 1995 or to project the results of operations for any future date or period.

3. On April 30, 1996 the Company's 50.6%-owned subsidiary, Prime Resources Group Inc. ("Prime"), purchased Cominco Ltd.'s ("Cominco") 60% interest in the Snip mine in British Columbia for approximately $39.3 million in cash. The purchase price included Cominco's share of the mine's working capital. Prime now owns 100% of the Snip mine.

4. In June 1996, the Company paid $51.4 million (A$65 million) to Gold Mines of Kalgoorlie Limited ("GMK") to purchase all rights and entitlements under the disproportionate sharing arrangement covering gold production from a portion of the Super Pit operation in Kalgoorlie, Western Australia. The Company will now share equally with GMK in all gold produced at the Kalgoorlie operations.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

5. In March, 1996 the Company received proceeds of $5.5 million from a litigation recovery. A portion of the proceeds related to income taxes, and accordingly, income tax expense was reduced by $2.6 million. The remaining balance of $2.9 million was credited to other income.

         Other income for the six months ended June 30, 1995 includes a gain of $2.7 million on the sale of the Company's 28% equity interest in the Torres silver mining complex. Proceeds from this sale totaled $6.0 million.

6. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which established trading ranges within which the United States dollar may be exchanged for foreign currencies by setting minimum and maximum exchange rates.

         At June 30, 1996 the Company had forward currency contracts outstanding as follows:

                  Amount Covered           Exchange Rates to U.S. Dollars         Expiration
Currency         (U.S. Dollars)              Minimum        Maximum                  Dates
- ---------------------------------------------------------------------------------------------
Canadian         $   93,800,000              0.67             0.77                 1996-1997
Australian           28,700,000              0.76             0.82                 1996-1997
                ----------------
                 $  122,500,000

7. During 1994, the Company entered into forward sales for 183,200 ounces of gold it expected to produce at the Nickel Plate mine during 1995 and 1996. The purpose of the forward sales program was to allow for recovery of the Company's remaining investment in the mine and provide for estimated reclamation costs. Gold sales for the three and six months ended June 30, 1996 include sales under this program of 23,200 ounces and 45,100 ounces at average prices of $421 per ounce and $418 per ounce, respectively. Gold sales for the three and six months ended June 30, 1995 include sales under this program of 21,400 ounces and 42,900 ounces at average prices of $394 per ounce and $391 per ounce, respectively. At June 30, 1996 forward sales for 24,900 ounces at an average price of $427 per ounce remain outstanding.

8. Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and, if deemed impaired, measurement and recording of an impairment loss be based on the fair value of the asset which generally will be computed using discounted cash flows. Based on the carrying values and estimated future undiscounted cash flows of the Company's long-lived assets, the Company did not record a cumulative effect upon adopting SFAS 121.

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

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


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

         Title X of the Energy Policy Act of 1992 (the "Act") authorized appropriations of $270 million to cover the Federal Government's share of certain costs of reclamation, decommissioning and remedial action for by-product material (primarily tailings) generated by certain licensees as an incident of uranium sales to the Federal Government. Reimbursement is subject to compliance with regulations of the Department of Energy ("DOE"), which were issued in 1994. Pursuant to the Act, the DOE is responsible for 51.2% of the past and future costs of reclaiming the Grants site in accordance with Nuclear Regulatory Commission license requirements. The accompanying balance sheet at June 30, 1996 includes a receivable of $18.7 million for the DOE's share of reclamation expenditures made by the Company through 1995. The Company believes that its share of the estimated remaining cost of reclaiming the Grants facility, net of estimated proceeds from the ultimate disposals of related assets, is fully provided in the financial statements at June 30, 1996.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Homestake recorded net income of $6.8 million or $0.05 per share during the second quarter of 1996 compared to net income of $11.2 million or $0.08 per share during the second quarter of 1995. The decrease in second quarter earnings primarily was due to a 56% increase in exploration expenditures and higher production costs. Year-to-date 1996 net income of $20.4 million or $0.14 per share compares to year-to-date 1995 net income of $17.7 million or $0.13 per share. The increased 1996 year-to-date earnings reflect higher production and sales volumes and a higher average realized gold price, partially offset by increased exploration expenditures and lower returns from the Main Pass 299 sulphur operations. In addition, the 1996 year-to-date results include $5.5 million of proceeds ($4.9 million after tax) from a litigation recovery.

Gold production increased by 9,200 ounces to a record 505,900 ounces produced during the 1996 second quarter from 496,700 ounces produced during the prior year's second quarter. Revenues from gold and ore sales totaled $186.7 million during the second quarter of 1996 compared to $178.2 million during the second quarter of 1995. During the 1996 second quarter, 512,100 equivalent ounces of gold were sold at an average realized price of $389 per ounce compared to 495,600 equivalent ounces of gold sold at an average realized price of $388 per ounce during the 1995 second quarter.

Domestic production decreased slightly to 201,200 ounces during the second quarter of 1996 from 201,700 ounces during the prior year's second quarter, primarily due to lower production at the McLaughlin mine in northern California and the cessation of gold production in 1995 at the Santa Fe mine in Nevada, partially offset by higher production at the Round Mountain mine in Nevada. The McLaughlin mine produced 60,700 ounces during the second quarter of 1996 compared to 63,700 ounces during the second quarter of 1995. Although total cash costs rose to $200 per ounce during the 1996 second quarter from $174 per ounce during the 1995 second quarter, the increase was substantially less than expected due to a higher-than-anticipated recovery rate. Mining operations at McLaughlin ceased on June 27, 1996 as the orebody has been exhausted. The autoclaves were decommissioned on June 28, 1996. For the next seven years, lower-grade stockpiled ore will be processed through a conventional carbon-in-pulp circuit. Gold production is projected at 120,000 ounces for 1997 compared to an estimated 180,000 ounces for the current year. During the 1996 second quarter, the Round Mountain mine produced 28,800 ounces, a 43% increase over the 1995 second quarter production of 20,100 ounces. The higher production and corresponding decrease in total cash costs to $230 per ounce from $240 per ounce during the prior year's second quarter are a result of an increase in the leaching capacity at the dedicated pad. At the Homestake mine in South Dakota, gold production during the second quarter of 1996 was 103,200 ounces, slightly exceeding the 102,400 ounces produced during the second quarter of 1995. Total cash costs increased by 3% to $300 per ounce during the 1996 second quarter from $291 per ounce during the 1995 second quarter.

Overall foreign gold production during the second quarter of 1996 increased by 3% to 304,700 ounces over the prior year's second quarter, primarily due to production increases at the David Bell and Snip mines in Canada, partially offset by production decreases at the Eskay Creek mine in British Columbia. Gold production during the 1996 second quarter at the David Bell mine increased to 29,700 ounces from 20,100 ounces during the 1995 second quarter. The increase

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

in production resulted in a significant decline in total cash costs to $134 per ounce during the second quarter of 1996 from $199 per ounce during the second quarter of 1995. In 1995, ground stability problems near the adjacent Golden Giant mine shaft confined mining operations to lower-grade stopes. At the Snip mine, gold production was 21,200 ounces during the 1996 second quarter compared to 13,800 ounces during the 1995 second quarter. Prime Resources Group Inc. ("Prime"), a 50.6%-owned subsidiary of Homestake, became the sole owner of the Snip mine on April 30, 1996 when it purchased Cominco Ltd.'s ("Cominco") 60% interest in this mine for $39.3 million. Total cash costs increased from $170 per ounce during the second quarter of 1995 to $192 per ounce during the second quarter of 1996, primarily due to a 9% decline in ore grade, fewer tons milled and a higher proportion of ore mined from conventional stopes versus larger, mechanized stopes. Production of gold equivalent ounces at the Eskay Creek mine amounted to 94,800 payable ounces at a total cash cost of $173 per equivalent ounce during the 1996 second quarter compared to 100,900 payable ounces at a total cash cost of $182 per equivalent ounce during the 1995 second quarter. The gold grade returned to the reserve grade average during the second quarter of 1996 after being significantly higher during the previous year's second quarter.

Homestake Gold of Australia Limited's ("HGAL") share of production at the Kalgoorlie operations in Western Australia decreased slightly to 77,200 ounces during the 1996 second quarter from 77,800 ounces produced during the 1995 second quarter. Total cash costs, however, were substantially higher at $344 per ounce during the second quarter of 1996 compared to $293 per ounce during the prior year's second quarter. The increased total cash costs primarily are a result of an 11% decrease in ore grade and a stronger Australian dollar. Total cash costs measured in local currency increased by only 7%.

The Company's total consolidated cash cost per ounce was $246 during the second quarter of 1996 compared to $239 during the second quarter of 1995.

Year-to-date 1996 revenues from gold and ore sales of $370.2 million were 9% higher than year-to-date 1995 revenues of $338.1 million, reflecting higher gold sales volumes and a higher average realized gold price. The higher gold sales volumes primarily are attributable to production increases at the Eskay Creek and David Bell mines and a 4,100 ounce decrease in finished gold inventory during the 1996 first half compared to a 5,300 ounce increase during the 1995 first half. The Company's 1996 year-to-date average realized gold price was $395 per ounce compared to $385 per ounce for the 1995 year-to-date period. Total cash costs for the first six months of 1996 were $252 per ounce, $2 higher than the prior year's first half.

The Company's share of revenues from Main Pass 299 sulphur operations declined to $7.4 million during the second quarter of 1996 from $10.2 million in the second quarter of 1995. This decrease primarily is due to a weakening sulphur market and lower sulphur prices, partially offset by higher oil prices. In response to the weaker sulphur market, Main Pass 299 operations have temporarily reduced production levels. During the 1996 second quarter, 78,700 tons of sulphur were produced (Homestake's share) compared to 91,200 tons of sulphur produced during the 1995 second quarter. Operating earnings from Main Pass 299 were $0.8 million during the second quarter of 1996 compared to $1.3 million during the second quarter of 1995. Year-to-date 1996 revenues from Main Pass 299 were $15.8 million compared to year-to-date 1995 revenues of $22.4 million, and year-to-date 1996 operating income declined to $1.1 million from year-to-date 1995 operating income of $3.4 million.

Depreciation, depletion and amortization expense increased to $29.0 million during the second quarter of 1996 from $25.6 million during the second quarter of 1995. This increase primarily is due to higher production and additional amortization relating to the purchase of the HGAL minority interests.

Exploration expense increased to $17.6 million during the first six months of 1996 compared to $12.2 million during the first six months of 1995. This increase primarily is due to increased

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

activity at the Chelopech  feasibility study in Bulgaria,  the Agua de la
Falda and El Foco projects in Chile and Venezuela and the Homestake mine Open Cut project, in addition to exploration work at the Eskay Creek and Snip mines and at the White Pine and Mountain View projects in Nevada. The higher level of exploration expenditures will continue throughout the second half of 1996 as the Company pursues numerous exploration targets and prospects.

The Company's general policy is to sell its production at current prices. However, in certain limited circumstances, the Company will enter into forward sales commitments for small portions of its gold production. During 1994, the Company entered into forward sales for 183,200 ounces of gold it expected to produce at the Nickel Plate mine during 1995 and 1996. The purpose of the forward sales program was to allow for recovery of the Company's remaining investment in the mine and provide for estimated reclamation costs. Gold sales for the three and six months ended June 30, 1996 include sales under this program of 23,200 ounces and 45,100 ounces at average prices of $421 per ounce and $418 per ounce, respectively. Gold sales for the three and six months ended June 30, 1995 include sales under this program of 21,400 ounces and 42,900 ounces at average prices of $394 per ounce and $391 per ounce, respectively. At June 30, 1996 forward sales for 24,900 ounces at an average price of $427 per ounce remain outstanding.

A significant portion of the Company's operating expenses is incurred in Australian and Canadian currencies. The Company's profitability is impacted by fluctuations in these currencies' exchange rates relative to the United States dollar. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which established trading ranges within which the United States dollar may be exchanged for Australian and Canadian dollars. At June 30, 1996 there were no unrealized gains or losses on open contracts.

Other income for the first six months of 1996 includes $2.9 million of income related to the litigation recovery, a $1.7 million gain on the sale of certain exploration properties in Australia, $1.4 million of royalty income, and a net foreign currency exchange gain of $1.2 million. Other income for the first six months of 1995 includes a $2.7 million gain on the sale of the Company's interest in the Torres mining complex, a $1.9 million gain on the sale of certain exploration properties in Australia, $1.2 million of royalty income and a net foreign currency exchange loss of $1.8 million.

Income and mining tax expense for the first half of 1996 includes a $2.6 million credit with respect to the litigation recovery relating to previously paid income taxes. Excluding this credit, the Company's income and mining tax rate for the first half of 1996 was 54% compared to 50% for the prior year's first half. The Company's consolidated effective income and mining tax rate will fluctuate depending on the geographical mix of its pretax income.

                  HOMESTAKE MINING COMPANY AND SUBSIDIARIES


The following charts detail Homestake's gold production, cash operating costs and total cash costs per ounce by location, and consolidated revenue and production costs per ounce.

For the three months ended June 30:


                                             Production             Cash Operating Costs (4)         Total Cash Costs
                                       (Ounces in thousands)           (Dollars per ounce)         (Dollars per ounce)
Mine (Percentage interest)              1996           1995            1996          1995            1996           1995
- --------------------------         -------------------------      ------------------------      -------------------------
Homestake (100)                          103.2          102.4          $289          $279            $300           $291
McLaughlin (100)                          60.7           63.7           191           166             200            174
Round Mountain (25)                       28.8           20.1           207           216             230            240
Marigold (33)                              5.9            6.0           254           224             288            256
Pinson (26)                                2.6            2.9           348           312             370            320
Santa Fe (100)                             -              6.6             -            95               -            116
                                      ----------    -----------
    Total United States                  201.2          201.7

Eskay Creek (100) (1,2)                   94.8          100.9           170           179             173            182
Williams (50)                             51.4           52.9           218           212             225            220
David Bell (50)                           29.7           20.1           122           187             134            199
Quarter Claim (25)                         2.8            2.7           156           111             167            123
Nickel Plate (100)                        25.1           22.4           329           367             329            367
Snip (100) (2,3)                          21.2           13.8           192           170             192            170
                                      ----------    -----------
     Total Canada                        225.0          212.8

Kalgoorlie, Australia (50)                77.2           77.8           344           293             344            293

El Hueso, Chile (100)                      2.5            4.4           222           448             222            448
                                      ----------    -----------

Total Production                         505.9          496.7          $238          $232            $246           $239
Less Minority Interests                  (57.3)         (71.1)
                                      ----------    -----------
Homestake's Share                        448.6          425.6
                                      ==========    ===========


For the six months ended June 30:

                                          Production               Cash Operating Costs (4)          Total Cash Costs
                                       (Ounces in thousands)         (Dollars per ounce)           (Dollars per ounce)
Mine (Percentage interest)              1996           1995            1996          1995            1996           1995
- --------------------------           -------------------------      ------------------------      -------------------------
Homestake (100)                          208.5          201.1          $283          $286            $296           $297
McLaughlin (100)                         114.8          115.9           229           216             237            224
Round Mountain (25)                       48.7           43.1           229           228             254            251
Marigold (33)                             12.8           10.7           228           240             263            271
Pinson (26)                                4.8            5.3           398           356             419            363
Santa Fe (100)                             -             11.9             -           114               -            136
                                      ----------    -----------
    Total United States                  389.6          388.0

Eskay Creek (100) (1,2)                  194.2          166.1           164           181             167            183
Williams (50)                             95.0          101.0           238           219             246            227
David Bell (50)                           52.5           36.5           146           212             158            223
Quarter Claim (25)                         5.6            3.7           156           147             167            158
Nickel Plate (100)                        51.8           43.9           329           354             329            354
Snip (100) (2,3)                          33.0           26.4           190           166             190            166
                                      ----------    -----------
     Total Canada                        432.1          377.6

Kalgoorlie, Australia (50)               167.4          166.7           322           274             322            274

El Hueso, Chile (100)                      4.9           13.2           231           412             231            412
                                      ----------    -----------

Total Production                         994.0          945.5          $244          $243            $252           $250
Less Minority Interests                 (112.2)        (126.0)
                                      ----------    -----------
Homestake's Share                        881.8          819.5
                                      ==========    ===========

                  HOMESTAKE MINING COMPANY AND SUBSIDIARIES

                                                       Three Months Ended              Six Months Ended
                                                             June 30,                      June 30,
Per Ounce of Gold                                      1996            1995          1996            1995
- -----------------                               ---------------------------    --------------------------
Revenue                                                $389            $388          $395            $385
Cash Operating Costs (4)                                238             232           244             243
Other Cash Costs (5)                                      8               7             8               7
Noncash Costs  (6)                                       57              48            55              49

     (1) Gold and silver are accounted for as co-products at Eskay Creek. Silver is converted to gold equivalent, using the ratio of the silver market price to the gold market price. These ratios were 74 ounces and 71 ounces of silver equals one ounce of gold for the three months ended June 30, 1996 and 1995, respectively, and 73 ounces and 75 ounces of silver equals one ounce of gold for the six months ended June 30, 1996 and 1995, respectively. Eskay Creek production includes 51,700 (60,800 in 1995) payable ounces of gold and 3.2 million (2.9 million in 1995) payable ounces of silver contained in ore sold to smelters in the second quarter, and 111,700 (103,800 in 1995) payable ounces of gold and 6.0 million (4.7 million in 1995) payable ounces of silver contained in ore sold to smelters in the year-to-date period.

     (2) For comparison purposes, cash operating costs and total cash costs per ounce include estimated third-party costs incurred by smelter owners and others to produce marketable gold and silver.

     (3) Includes ounces of gold contained in dore and concentrates. Prime's ownership percentage in the Snip mine increased from 40% to 100% effective April 30, 1996.

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


Liquidity and Capital Resources

Cash provided by operations totaled $109.3 million in the first six months of 1996 compared to $85.9 million in the first six months of 1995. Working capital at June 30, 1996 amounted to $257.2 million, including $208.3 million of cash and equivalents and short-term investments.

Capital additions of $69.5 million for the first half of 1996 include $51.7 million at the Kalgoorlie operations, primarily for the purchase of all rights and entitlements under the disproportionate sharing arrangement, $3.1 million at the advanced-stage Ruby Hill project in Nevada, $2.4 million at the McLaughlin mine for construction of a tailings lift, and $2.9 million at the Homestake mine, primarily for numerous projects related to improving the efficiency of the mine. Capital additions of $39.5 million during the first half of 1995 include $31.8 million at the Kalgoorlie operations primarily for the Fimiston mill expansion.

                  HOMESTAKE MINING COMPANY AND SUBSIDIARIES


In the fourth quarter of 1995, the Company made an unconditional offer to acquire the 18.5% of Homestake Gold of Australia Limited ("HGAL") it did not already own. Homestake offered 0.089 of a Homestake share or A$1.90 in cash for each of the 109.6 million HGAL shares owned by the public. Through December 31, 1995 a total of 38.9 million HGAL shares were acquired at a cost of $59.1 million, including $42.4 million for 2.6 million newly issued shares of the Company, $14.5 million in cash and $2.2 million of transaction expenses. At December 31, 1995 Homestake owned 88.1% of the shares of HGAL. The acquisition was completed in the 1996 first quarter when the remaining 70.7 million publicly held HGAL shares were acquired at a cost of $105.8 million, including $99.3 million for 6.0 million newly issued shares of the Company, $5.0 million in cash and $1.5 million of transaction expenses. The total purchase price to acquire all of the 18.5% of HGAL held by minority shareholders was $164.9 million, including $141.7 million for 8.5 million newly issued shares of the Company, $19.5 million in cash and $3.7 million of transaction expenses.

In March 1996, the Company exercised its option which will permit Homestake to acquire from Navan Resources plc ("Navan") up to a 34% interest in Bimak AD ("Bimak"), the owner of the Chelopech gold/copper operations in Bulgaria by investing an additional $48.0 million. Homestake acquired the option in 1995 in connection with its investment of $24.0 million to acquire a 10% interest of Navan, an Irish public company with diverse mineral interests in Europe. The Company initially will advance up to $12.0 million, subject to the satisfaction of certain conditions, principally receipt of certain permits from the Bulgarian government for the expansion of mining at Chelopech from 500,000 to 750,000 metric tons per year and for construction of a roaster. Investment of the remaining $36 million is conditional upon subsequent approval by the Bulgarian government, Navan and Homestake of a further mine and mill expansion and the securing of expansion financing.

On April 30, 1996 the Company's 50.6%-owned subsidiary, Prime, purchased Cominco's 60% interest in the Snip mine for $39.3 million. The purchase included Cominco's share of the mine's working capital. Prime now owns 100% of the Snip mine.

In June 1996, the Company paid $51.4 million (A$65 million) to Gold Mines of Kalgoorlie Limited ("GMK") to purchase all rights and entitlements under the disproportionate sharing arrangement covering gold production from a portion of the Super Pit operation in Kalgoorlie, Western Australia. The Company will now share equally with GMK in all gold produced at the Kalgoorlie operations.

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

Other

In 1995, in connection with Homestake's acquisition of the minority interests in Homestake Gold of Australia Limited, Homestake issued a financial forecast for the year ended December 31, 1996. The forecast was required under applicable Australian law. The forecast was based upon a variety of assumptions regarding gold production, the price of gold, exchange rates and other significant matters. Based on an assumed average gold price of $395 per ounce, the forecast estimated 1996 after-tax net income of $30.2 million ($0.21 per share).

                 HOMESTAKE MINING COMPANY AND SUBSIDIARIES


Homestake's earnings are very sensitive to changes in the price of gold. Homestake's actual realized price during the first six months of 1996 was $395 per ounce. The average realized price of gold during July 1996 was $385 per ounce. If Homestake realizes an average price of gold of $395 per ounce for the last six months of 1996, Homestake does not expect that there will be a material difference between actual and forecasted net income or net income per share for 1996. If Homestake were to realize an average price of $390 per ounce (rather than $395 per ounce) of gold for the last six months of 1996, Homestake estimates that the effect on net income would be approximately $2.7 million, with a comparable change in net income for each $5 change in the average realized price of gold for the last six months of 1996. The foregoing does not reflect any gain which may be recognized with respect to the recently announced pending sale of the Back River/George Lake properties in Canada or other possible non-recurring events that might occur during the remainder of 1996.

The forecast also estimated a net increase in cash and cash equivalents for the year 1996 in the amount of $24.4 million. Homestake now estimates that cash and cash equivalents at December 31, 1996 will be approximately $50 million lower than estimated in the forecast, principally due to the purchase of all rights and entitlements under the disproportionate sharing arrangement for $51.4 million and the purchase of the 60% interest in the Snip mine for $39.3 million, partially offset by the timing of other exploration/development project expenditures.

Certain of the foregoing statements and the forecast are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, and are qualified in their entirety by reference to the Cautionary Statements included elsewhere in this Form 10-Q Report.

                HOMESTAKE MINING COMPANY AND SUBSIDIARIES

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

HGAL and GMK each own a 50% interest in the Kalgoorlie gold operations in Western Australia. Under applicable agreements, GMK was entitled to more than 50% of the gold production from the first 32.5 million metric tonnes of ore sourced from a specific area of the Kalgoorlie operations. The entitlement in excess of 50%, called the "disproportionate share," was calculated under a formula linked to gold prices, production costs and capital costs.

As reported in Registrant's Form 10-K Report for the year ended December 31, 1995, HGAL and GMK disagreed in respect of the interpretation and application of the formula for calculating the disproportionate share. Also as reported by Registrant, on October 20, 1995, HGAL had been served with a writ of summons and statement of claim by GMK, North Kalgurli Mines Ltd, et al v. Homestake Gold of Australia Limited, et al, Supreme Court of Western Australia, Civ. No. 2037 of 1995. In the action, GMK claimed damages in respect of alleged past calculation and underpayment of the disproportionate share and sought a number of declarations relating to the interpretation and application of the formula in the future.

As reported in Registrant's Form 8-K Report dated June 13, 1996, HGAL and GMK agreed that HGAL would purchase all of GMK's rights and entitlements under the disproportionate sharing agreement for $51.4 million (A$65 million). On June 19, 1996 HGAL paid the agreed-upon purchase price of $51.4 million (A$65 million) in cash to GMK. As a result, the parties will now share equally in gold production from the Kalgoorlie operations. In addition, the above referenced litigation has been dismissed.


Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 14, 1996, shareholders voted on and approved (i) the election of four Class III Directors to serve until the 1999 Annual Meeting, (ii) the approval of the Stock Option and Share Rights Plan
- - 1996, and (iii) the appointment of Coopers & Lybrand L.L.P. as independent auditors for 1996. Shareholder votes were as follows:

     (i) Election of four Class III Directors:

                                   Votes for              Votes Withheld
         Harry M. Conger          102,506,489                 1,791,453
         G. Robert Durham         102,518,540                 1,779,402
         Robert K. Jaedicke       102,422,576                 1,875,366
         Carol A. Rae             102,330,325                 1,967,617

         In addition to the aforementioned directors, the following directors continued in office: M. Norman Anderson, Robert H. Clark, Jr., Douglas
         W. Fuerstenau, Henry G. Grundstedt, William A. Humphrey, John Neerhout, Jr., Stuart T. Peeler, Berne A. Schepman and Jack E. Thompson.

     (ii)Approval of the Stock Option and Share Rights Plan - 1996:

           Votes for             Votes Against             Abstain
           95,680,807              7,454,359                 1,162,775

     (iii)Approval of the appointment of Coopers & Lybrand L.L.P. as independent auditors:

           Votes for             Votes Against                   Abstain
           103,382,330               371,547                   544,064

               HOMESTAKE MINING COMPANY AND SUBSIDIARIES

Item 5 - Other Information

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Homestake Mining Company's reports, filings, press releases and oral discussions with analysts and others may contain forward looking statements. The purpose of this cautionary statement is to identify certain important factors and assumptions on which forward looking statements may be based or which could cause actual results to differ materially from those expressed in the forward looking statements.

Risk of Gold Mining. The business of mineral exploration, development and production by its nature involves significant risks. Among other things, the business depends on successful location of mineable ore reserves and skillful management. Mineral exploration is highly speculative in nature, involves many risks and frequently is non-productive. Once mineralization is discovered and determined to be economically exploitable, it usually takes a number of years from the initial phases of exploration until production commences, during which time the economic feasibility of production may change. Substantial expenditures are required to establish ore reserves through drilling, to determine means of production and metallurgical processes to extract the metal from ore, and, in the case of new properties, to construct mining and processing facilities.

Mining is subject to a variety of risks and hazards, including rock falls and slides, cave-ins, flooding and other weather conditions, and other acts of God. The Company maintains and intends to continue to maintain property and liability insurance consistent with industry practice, but such insurance contains exclusions and limitations on coverage. For example, coverage for environmental liability generally is limited and may be totally unavailable. There can be no assurances that insurance will continue to be available at economically acceptable premiums. Production costs also can be affected by unforeseen changes in ore grades and recoveries, permitting requirements, environmental factors, work interruptions, operating circumstances and ore reserves, unstable or unexpected ground conditions, and technical issues.

Mining operations and exploration are conducted in a number of countries. Some countries have higher levels of political and economic risk than others, including potential for such factors as government instability, uncertainty of laws and legal enforcement and compliance, defects in or uncertainty as to title to mining property, expropriation of property, restrictions on production, export controls, currency inconvertibility, inflation and other general economic and political uncertainties.

Estimates of Production. Estimates of future production and mine life for particular properties and production estimates for the Company as a whole are derived from annual mining plans that have been developed based on, among other things, mining experience, reserve estimates, assumptions regarding ground conditions and physical characteristics of ores (such as hardness and presence or absence of metallurgical characteristics), and estimated rates and costs of production. Actual production may vary from estimates for a variety of reasons, including risks and hazards of the type discussed above, and actual ore mined varying from estimates of grade and characteristics, mining dilution, strikes and other actions by labor at unionized locations, and other factors. Estimates of production from properties not yet in production or from operations that are to be expanded are based on similar factors (including, in some instances, feasibility reports prepared by company personnel and/or outside consultants) but, as such estimates do not have the benefit of actual experience, there is a greater likelihood that actual results will vary from the estimates.

Estimates of Operating Costs and Capital Costs; Capital Projects. Estimates of total cash costs for existing operations are developed based on past experience, reserve and production estimates, anticipated mining and ground conditions, and estimated costs of materials, supplies,

               HOMESTAKE MINING COMPANY AND SUBSIDIARIES


utilities and other items. Estimates of amortization of non-cash costs are based on total capital costs and reserve estimates and change at least annually based on actual amounts of unamortized capital and changes in mineral reserve estimates. If the net book value of property, plant and equipment exceeds the estimated future undiscounted cash flows from that mine, then an impairment loss would be recognized as an expense based on the discounted cash flows in the period such evaluation is made.

Estimates for reclamation and environmental remediation costs are developed based on existing and expected legal requirements, past reclamation experience, cost estimates provided by third- parties and other factors. Estimates also reflect assumptions with respect to actions of government agencies, including exercise of discretion and the amount of time government agencies may take in completing processes required under applicable laws and regulations. As a result, final costs may vary significantly from estimates. The Company periodically reevaluates its reclamation cost estimates and reclamation reserves to take account of such factors.

Estimates of future capital costs are based on a variety of factors and may include past operating experience, estimated levels of future production, estimates by and contract terms with third-party suppliers, expectations as to government and legal requirements, feasibility reports (which may be prepared by company personnel and/or outside consultants) and other factors. Capital cost estimates for new operations under development generally are subject to greater uncertainties than additional capital costs for existing operations.

Estimated periods for completion of capital projects are based on many factors, including the Company's experience in bringing capital projects on line and estimates provided by and contract terms with contractors, engineers, suppliers and others involved in design and construction of projects. Estimates also reflect assumptions with respect to factors beyond the control of the Company, including but not limited to the time government agencies may take in processing applications, issuing permits and otherwise completing processes required under applicable laws and regulations. Actual time to completion may vary significantly from estimates.

Estimates of exploration costs are based upon many factors such as past exploration costs, estimates of the level and cost of future activities, and assumptions regarding anticipated results on each property. Actual costs vary during the year as a result of such factors as actual exploration results (which could result in increasing or decreasing expenditures for particular properties), changed conditions, and acquisition and disposition of property.

Price Fluctuations; Forward Sales. The results of the Company's operations are affected significantly by the market price of gold and, to a lesser extent, the market price of silver. Gold and silver prices are influenced by numerous factors over which Homestake has no control, including expectations with respect to the rate of inflation, the relative strength of the United States dollar and certain other currencies (principally Canadian and Australian dollars), interest rates, global or regional political or economic crises, demand for jewelry and industrial products containing gold and silver, speculation, and sales by central banks and other holders and producers of gold and silver in response to these factors. The supply of gold and silver consists of a combination of new mine production and sales from existing stocks of bullion and fabricated gold and silver held by governments, public and private financial institutions, and individuals.

Homestake's general policy is to sell its production at current prices and not to enter into forward sales, derivatives or other hedging arrangements which establish a price for the sale of future gold and silver production. As a result, in general, Homestake's profitability is fully exposed to fluctuations in the current price of gold and silver in world markets. Homestake's average realized selling prices of gold and silver were US$386 and US$5 per ounce, respectively in 1995. In certain limited circumstances, Homestake will enter into forward sales commitments for small portions of its production.

              HOMESTAKE MINING COMPANY AND SUBSIDIARIES

The Company's results are also affected to a lesser degree by the market price for sulphur and for oil. Oil prices are affected principally by supply and demand for gasoline and fuel oil as well as global or regional political or economic crises. Sulphur prices are affected principally by the demand for fertilizer and the availability of by-product sulphur recovered during the refining and processing of oil and natural gas.

Currency Fluctuations. Gold is sold throughout the world principally based on the United States dollar price, but operating expenses for gold mining companies are incurred principally in local currencies. Homestake's operations principally are based in the United States, Canada and Australia. Homestake's Canadian and Australian subsidiaries engage in currency hedging programs in Canadian and Australian dollars to protect against significant currency fluctuations relative to the United States dollar.

Regulation. Homestake's mining operations and exploration activities are subject to extensive regulation governing development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulation, mine safety, and other matters in all jurisdictions in which it operates. Changes in regulations can have material impacts on anticipated levels of production, costs and profitability. There can be no assurance that all required permits and government approvals can be secured and maintained on an economic basis.

There is a prospect that the United States mining law will be amended. Under current law, persons staking unpatented mining claims on United States federal government property open to exploration (unpatented mining claims), on the making and documenting of a discovery of gold or silver in commercial quantities, are entitled to mine the property without payment of royalties and to secure title to the property (patented mining claims) at nominal cost. Under proposals made in recent years to amend the mining law, the United States government would be entitled to receive royalties based on either the gross or net value of production from government-owned property. This would have only minimal impact on Homestake's current operations, as substantially all of Homestake's current operations in the United States are conducted on privately held land. However, the Ruby Hill project currently under development is located on unpatented mining claims. It is possible that Homestake may be required to pay royalties on production from that property when it is placed into production, which would increase the production cost over current estimates, but the amount of the increase, if any, is not predictable. Expansion at the Round Mountain mine also may occur on government-owned property, as to which royalties similarly might be payable. Should the mining law be so amended, it could reduce the amount of future exploration and development activity conducted by Homestake on federal government-owned property in the United States.

Taxes. Homestake's operations are conducted in a number of jurisdictions, with differing rates of taxation. Homestake's income and mining taxes have been higher in 1995 and 1996 than in prior years in part because a substantial part of its income is derived from Canada, which has a combined income and mining tax rate which is significantly higher than income tax rates in the United States and Australia. Also, under current circumstances, there is only limited ability to utilize foreign tax credits in calculating Homestake's United States income taxes.

Reserves. Reported ore reserves reflect estimated quantities and grades of gold and silver in in-situ deposits and in stockpiles of mined material that Homestake believes can be mined and sold at prices sufficient to recover the estimated future cash costs of production, remaining investment, and anticipated additional capital expenditures. Estimates of cost of production are based on current and projected costs taking into account past experience and expectations as to the future. Estimated mining dilution is factored into reserve calculations.

Ore reserves are reported as general indicators of the life of mineral deposits. Reserves should not be interpreted as assurances of mine lives or of the profitability of current or future

              HOMESTAKE MINING COMPANY AND SUBSIDIARIES


operations. Reserves are estimated for each property based upon factors relevant to each deposit. Reserves numbers are estimates based upon drilling results, past experience with property, experience of the persons making the reserve estimates and many other factors. Reserve estimation is an interpretive process based upon available data, and the actual quality and characteristics of ore bodies cannot be known until mining actually has taken place.

Changes in reserves over time generally reflect (i) efforts to develop additional reserves, (ii) depletion of existing reserves through production,
(iii) actual mining experience, (iv) continued testing and development of additional information, and (v) price forecasts. Grades of ore actually processed may be different from the stated reserve grades because of geologic variations in different areas mined, mining dilution, losses in processing and other factors. Recovery rates vary with the metallurgical characteristics and grade of ore processed.

Gold and silver reserves for properties operated by Homestake are prepared by the Company. Gold and silver ore reserves for properties not operated by Homestake are based on information provided to Homestake by the operator.
Homestake periodically reviews such information but does not independently confirm the information provided by these operators. Homestake used a price of US$375 per ounce of gold in its preparation of reserves estimates at December 31, 1995.

Homestake's sulphur reserves represent the quantity of sulphur in the Main Pass 299 deposit for which geological, engineering and marketing data give reasonable assurance of recovery and sale under projected economic and operating conditions at prices sufficient to cover the estimated future cash costs of production, the remaining investment and estimated future capital expenditures. Homestake's proven oil reserves at Main Pass 299 are the estimated quantity of crude oil and condensate which geological and engineering data give reasonable assurance of recovery and sale under projected operating conditions at prices sufficient to cover the estimated future cash costs of production, the remaining investment, and estimated future capital expenditures. The estimates are based on limited reservoir and engineering data. The reserve estimates are based on information provided by the operator. The operator principally relies on oil reserve estimations performed by third-party petroleum engineers.


Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits                                         Method of Filing

         11 -  Computation of Earnings Per Share          Filed herewith
                                                          electronically

         27  -  Financial Data Schedule                   Filed herewith
                                                          electronically

(b)      Reports on Form 8-K

         One report on Form 8-K was filed during the quarter ended June 30, 1996. The report, dated June 13, 1996, announced that HGAL and GMK had agreed that HGAL would purchase GMK's rights and entitlements under the disproportionate sharing arrangement for $51.4 million (A$65 million). In addition, the report announced that GMK would discontinue litigation commenced against HGAL over past differences in interpretations of the formula used to calculate the disproportionate share. The Company now shares equally in all gold produced at the Kalgoorlie operations.

              HOMESTAKE MINING COMPANY AND SUBSIDIARIES



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                          HOMESTAKE MINING COMPANY




Date:  August 12, 1996                     By /s/ Gene G. Elam
       ---------------                        ----------------
                                              Gene G. Elam
                                              Vice President, Finance and
                                              Chief Financial Officer


Date: August 12, 1996                      By /s/ David W. Peat
      ---------------                         -----------------
                                              David W. Peat
                                              Vice President and Controller
                                              (Chief Accounting Officer)