Form 10-Q
period 1996-09-30
HOMESTAKE MINING CO /DE/
filed 1996-11-12
CIK 743872

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the Quarterly Period Ended September 30, 1996

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

                           Yes        X                       No   ______
                                 __________


The number of shares of common stock outstanding as of October 31, 1996 was 146,672,000.

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

A.  Condensed Consolidated Balance Sheets (unaudited)
    (In thousands, except per share amount)

                                                                              September 30,            December 31,
                                                                                   1996                    1995
                                                                           -----------------       -----------------
ASSETS
Current assets
    Cash and equivalents                                                    $        64,709          $      145,957
    Short-term investments                                                          164,457                  66,416
    Receivables                                                                      43,750                  58,046
    Inventories:
       Finished products                                                             19,684                  13,498
       Ore and in-process                                                            35,781                  26,027
       Supplies                                                                      30,038                  30,454
    Deferred income and mining taxes                                                 20,521                  20,521
    Other                                                                             6,947                   7,798
                                                                           -----------------       -----------------
       Total current assets                                                         385,887                 368,717
                                                                           -----------------       -----------------

Property, plant and equipment - at cost                                           1,960,253               1,697,737
    Accumulated depreciation, depletion and amortization                           (941,446)               (850,961)
                                                                           -----------------       -----------------
       Property, plant and equipment - net                                        1,018,807                 846,776
                                                                           -----------------       -----------------

Investments and other assets
    Noncurrent investments                                                           35,797                  46,188
    Other assets                                                                     57,720                  59,952
                                                                           -----------------       -----------------
       Total investments and other assets                                            93,517                 106,140
                                                                           -----------------       -----------------
Total Assets                                                                $     1,498,211          $    1,321,633
                                                                           =================       =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                        $        30,233          $       35,170
    Accrued liabilities:
       Payroll and other compensation                                                26,831                  26,925
       Reclamation                                                                   13,402                  12,383
       Other                                                                         14,122                  14,629
    Income and other taxes payable                                                   21,572                   9,314
                                                                           -----------------       -----------------
       Total current liabilities                                                    106,160                  98,421
                                                                           -----------------       -----------------

Long-term liabilities
    Long-term debt                                                                  185,000                 185,000
    Other long-term obligations                                                     109,920                 120,418
                                                                           -----------------       -----------------
       Total long-term liabilities                                                  294,920                 305,418
                                                                           -----------------       -----------------

Deferred income and mining taxes                                                    241,975                 189,925
Minority interests in consolidated subsidiaries                                      91,229                  92,012

Shareholders' equity
    Capital stock, $1 par value per share:
       Preferred - 10,000  shares  authorized;  no shares  outstanding
       Common - 250,000 shares authorized; shares outstanding:
          1996 -146,672; 1995 - 140,541                                             146,672                 140,541
    Other shareholders' equity                                                      617,255                 495,316
                                                                           -----------------       -----------------
       Total shareholders' equity                                                   763,927                 635,857
                                                                           -----------------       -----------------
Total Liabilities and Shareholders' Equity                                  $     1,498,211          $    1,321,633
                                                                           =================       =================


See notes to condensed consolidated financial statements.

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES


B.    Condensed Statements of Consolidated Income (unaudited)
      (In thousands, except per share amounts)

                                                              Three Months Ended                       Nine Months Ended
                                                                  September 30,                           September 30,
                                                             1996               1995                 1996               1995
                                                      ---------------     --------------        --------------     --------------
Revenues
      Gold and ore sales                               $     171,468      $     164,176          $    541,691       $    502,301
      Sulphur and oil sales                                    7,212              9,334                23,005             31,701
      Interest income                                          3,317              4,085                11,246             12,686
      Equity earnings                                            (61)             1,223                   686              1,684
      Other income                                             1,747              2,610                11,355              8,578
                                                      ---------------     --------------        --------------     --------------
                                                             183,683            181,428               587,983            556,950
                                                      ---------------     --------------        --------------     --------------
Costs and Expenses
      Production costs                                       113,548            119,356               361,504            355,625
      Depreciation, depletion and amortization                28,178             25,240                83,539             73,866
      Administrative and general expense                       8,841              8,926                27,804             28,977
      Exploration expense                                     11,951              7,221                29,527             19,387
      Interest expense                                         2,682              2,551                 7,974              8,324
      Other expense                                              285                404                 1,304              2,155
                                                      ---------------     --------------        --------------     --------------
                                                             165,485            163,698               511,652            488,334
                                                      ---------------     --------------        --------------     --------------

Income Before Taxes and Minority Interests                    18,198             17,730                76,331             68,616
Income and Mining Taxes                                       (9,104)            (7,883)              (37,709)           (33,091)
Minority Interests                                            (1,667)            (4,902)              (10,766)           (12,841)
                                                      ---------------     --------------        --------------     --------------

Net Income                                             $       7,427      $       4,945          $     27,856       $     22,684
                                                      ===============     ==============        ==============     ==============



Net Income Per Share                                   $        0.05      $        0.04          $       0.19       $       0.16
                                                      ===============     ==============        ==============     ==============

Average Shares Used in the Computation                       146,672            137,949               146,190            137,891
                                                      ===============     ==============        ==============     ==============

Dividends Per Common Share                             $        0.05      $        0.05         $        0.15       $       0.15
                                                      ===============     ==============        ==============     ==============



See notes to condensed consolidated financial statements.

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES


C.  Condensed Statements of Consolidated Cash Flows (unaudited)
    (In thousands)

                                                                               Nine Months Ended September 30,
                                                                                  1996                      1995
                                                                          ----------------           ----------------
Cash Flows from Operations
    Net income                                                             $       27,856             $       22,684
    Reconciliation to net cash provided by operations:
       Depreciation, depletion and amortization                                    83,539                     73,866
       Deferred taxes, minority interests and other                                33,523                     46,838
       Gains on disposals of assets                                                (3,260)                    (4,956)
       Effect of changes in operating working capital items                         9,895                    (13,785)
                                                                          ----------------           ----------------
    Net cash provided by operations                                               151,553                    124,647
                                                                          ----------------           ----------------

Investment Activities
    Increase in short-term investments                                            (98,041)                    (8,348)
    Additions to property, plant and equipment                                    (85,759)                   (58,142)
    Proceeds from asset sales                                                      14,918                     10,554
    Purchase of HGAL minority interests                                            (6,435)                         -
    Purchase of interest in Snip mine                                             (39,279)                         -
    Investment in Navan Resources plc                                                   -                    (24,000)
    Other                                                                           2,547                       (144)
                                                                          ----------------           ----------------
    Net cash used in investment activities                                       (212,049)                   (80,080)
                                                                          ----------------           ----------------

Financing Activities
    Common shares issued                                                            2,355                      2,286
    Dividends paid - Homestake                                                    (22,008)                   (20,685)
                   - Prime minority interests                                      (1,099)                         -
                                                                          ----------------           ----------------
    Net cash used in financing activities                                         (20,752)                   (18,399)
                                                                          ----------------           ----------------

Net increase (decrease) in cash and equivalents                                   (81,248)                    26,168

Cash and equivalents, January 1                                                   145,957                    105,701
                                                                          ----------------           ----------------
Cash and equivalents, September 30                                         $       64,709             $      131,869
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

         The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods. Except as described in notes 2 through 6, such adjustments consist of items of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of results for the full year.

         All dollar amounts are in United States dollars unless otherwise indicated.

2. In the fourth quarter of 1995, the Company made an unconditional offer to acquire the 18.5% of Homestake Gold of Australia Limited ("HGAL") it did not already own. Homestake offered 0.089 of a Homestake share or A$1.90 in cash for each of the 109.6 million HGAL shares owned by the public. Through December 31, 1995 a total of 38.9 million HGAL shares were acquired at a cost of $59.1 million, including $42.4 million for 2.6 million newly issued shares of the Company, $14.5 million in cash and $2.2 million of transaction expenses. At December 31, 1995 Homestake owned 88.1% of the shares of HGAL. The acquisition was completed in the first quarter of 1996 when the remaining 70.7 million publicly held HGAL shares were acquired at a cost of $105.8 million, including $99.3 million for 6.0 million newly issued shares of the Company, $5.0 million in cash and $1.5 million of tranaction expenses. The total purchase price to acquire all of the 18.5% of HGAL held by the minority shareholders was $164.9 million, including $141.7 million for 8.5 million newly issued shares of the Company, $19.5 million in cash and $3.7 million of transaction expenses.

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

         On a pro forma basis, assuming that the acquisition of the HGAL minority interests occurred on January 1, 1995, revenues, net income and net income per share for the nine months ended September 30, 1995 have been estimated at $555.9 million, $19.7 million and $0.13 per share, respectively. This pro forma information includes adjustments which are based on available information and certain assumptions that management of the Company believes are reasonable in the circumstances. The pro forma information does not purport to represent what the results of operations actually would have been had the acquisition of the HGAL minority interests occurred on January 1, 1995 or to project the results of operations for any future date or period.

3. On April 30, 1996 the Company's 50.6%-owned subsidiary, Prime Resources Group Inc. ("Prime"), purchased Cominco Ltd.'s ("Cominco") 60% interest in the Snip mine in British Columbia, Canada for $39.3 million in cash. The purchase price included Cominco's share of the mine's working capital. Prime now owns 100% of the Snip mine.

4. In June 1996, the Company paid $51.4 million (A$65 million) to Gold Mines of Kalgoorlie Limited ("GMK") to purchase all rights and entitlements under the disproportionate sharing arrangement covering gold production from a portion of the Super Pit operation in Kalgoorlie, Western Australia. The Company now shares equally with GMK in all gold produced at the Kalgoorlie operations.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


5. In March 1996, the Company received proceeds of $5.5 million from a litigation recovery. A portion of the proceeds related to income taxes, and accordingly, income tax expense was reduced by $2.6 million. The remaining balance of $2.9 million was credited to other income.

         Other income for the nine months ended September 30, 1995 includes a gain of $2.7 million on the sale of the Company's 28% equity interest in the Torres silver mining complex. Proceeds from this sale totaled $6.0 million.

6. In July 1996, Homestake and Corporacion Nacional del Cobre Chile ("Codelco"), a state-owned mining company in Chile, formed a new company, Agua de la Falda S.A. ("La Falda") to explore near Homestake's El Hueso mine in northern Chile. La Falda will develop the Manto Agua de la Falda orebody, which contains 250,000 ounces of oxide reserves, and continue drilling and metallurgical testing of the much larger Jeronimo deposit, which contains geologic mineralization of over one million ounces. Homestake owns 51% of the corporation and
         Codelco owns 49%. Codelco and Homestake have contributed property interests in the area to the new company. In addition, Codelco contributed the existing El Hueso plant, which had been under lease to Homestake. Homestake also has contributed $5.1 million for exploration, including $3.7 million of exploration and development expenditures incurred prior to the formation of La Falda. Minority interests for the three and nine months ended September 30, 1996 includes $2.0 million in recognition of Codelco's interest in 1996 exploration expenses for La Falda.

7. During 1994, the Company entered into forward sales for 183,200 ounces of gold it expected to produce at the Nickel Plate mine during 1995 and 1996. The purpose of the forward sales program was to allow for recovery of the Company's remaining investment in the mine and provide for estimated reclamation costs. Gold sales for the three and nine months ended September 30, 1996 include sales under this program of 24,900 ounces and 70,000 ounces at average prices of $427 per ounce and $421 per ounce, respectively. Gold sales for the three and nine months ended September 30, 1995 include sales under this program of 22,500 ounces and 65,400 ounces at average prices of $400 per ounce and $394 per ounce, respectively. As of September 30, 1996 all sales and obligations under this forward sales program had been completed.

8. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which established trading ranges within which the United States dollar may be exchanged for foreign currencies by setting minimum and maximum exchange rates.

         At September 30, 1996 the Company had forward currency contracts outstanding as follows:

                           Amount Covered         Exchange Rates to U.S. Dollars            Expiration
Currency                   (U.S. Dollars)             Minimum          Maximum                  Dates
------------------------------------------------------------------------------------------------------------
Canadian                     $ 110,100,000              0.67             0.77                 1996-1998
Australian                      49,400,000              0.76             0.81                 1996-1997
                         ------------------
                             $ 159,500,000

9. In the third quarter of 1995, the Company acquired for $24 million a 10% interest (fully-diluted) in Navan Resources plc ("Navan"), an Irish public company, and an option to acquire from Navan up to a 50% interest in Navan BV, which in turn owns 68% of Bimak AD ("Bimak"). Bimak is the owner of the Chelopech gold/copper processing operations located 45 miles east of Sofia, Bulgaria. In March 1996, the Company exercised its option which will permit Homestake to acquire up to a 50% interest in Navan BV by investing an additional $48.0 million. The Company initially will advance up to $12.0 million, subject to the satisfaction of certain conditions, principally receipt of certain permits from the Bulgarian government for the expansion of mining at Chelopech from 500,000 to 750,000 metric tons per year and for construction of a roaster. Investment of the remaining $36 million is

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES


         conditional upon subsequent approval by the Bulgarian government, Navan and Homestake of a further mine and mill expansion and the securing of expansion financing. To date, pending satisfaction of certain of the conditions, no amounts have been advanced in respect of this option.

10. In September 1996, the Company replaced its credit agreement with a new United States/Canadian/Australian cross-border credit facility providing a total availability of $275 million. The Company will pay a commitment fee of 0.15% per annum on the unused portion of this facility. The credit facility is available through September 20, 2001 and provides for borrowings in United States dollars, Canadian dollars, Australian dollars, gold loans or a combination of these. The credit agreement requires a minimum consolidated net worth of $500 million. No amounts have been borrowed under this credit agreement.

11. Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and, if deemed impaired, measurement and recording of an impairment loss be based on the fair value of the asset which generally will be computed using discounted cash flows. Based on the carrying values and estimated future undiscounted cash flows of the Company's long-lived assets, the Company did not record a cumulative effect upon adopting SFAS 121.

12. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes heavy liabilities on persons who discharge hazardous substances. The Environmental Protection Agency ("EPA") publishes a National Priorities List ("NPL") of known or threatened releases of such substances.

         An 18-mile stretch of Whitewood Creek in the Black Hills of South Dakota was a site on the NPL. The EPA asserted that discharges of tailings by mining companies, including the Company, have contaminated soil and water for more than 100 years. In 1990, the Company signed a consent decree with the EPA requiring that the Company perform remedial work on the site and continue long-term monitoring. The on-site remedial work has been completed and the consent decree was terminated on January 10, 1996. The Company estimates that the remaining cost of monitoring will be approximately $1 million. The EPA deleted the site from the NPL on August 13, 1996.

         The Company's former uranium millsite near Grants, New Mexico is listed on the NPL. The EPA asserted that leachate from the tailings contaminated a shallow aquifer used by some of the residents in adjacent residential subdivisions. The Company paid the costs of extending the municipal water supply to all of the homes in the subdi-visions and continues to operate a water injection and collection system that has significantly improved the quality of the aquifer. The Company has decommissioned and disposed of the mills and has covered the tailings impoundments at the site. The total future cost for reclamation, remediation, monitoring and maintaining compliance at the Grants site is estimated to be $21 million.

         Title X of the Energy Policy Act of 1992 (the "Act") and subsequent amendments to the Act authorized appropriations of $335 million to cover the Federal Government's share of certain costs of reclamation, decommissioning and remedial action for by-product material (primarily tailings) generated by certain licensees as an incident of uranium sales to the Federal Government. Reimbursement is subject to compliance with regulations of the Department of Energy ("DOE"), which were issued in 1994. Pursuant to the Act, the DOE is responsible for 51.2% of the past and future costs of reclaiming the Grants site in accordance with Nuclear Regulatory Commission license requirements. The accompanying balance sheet at September 30, 1996 includes a receivable of $14.3 million for the DOE's share of reclamation expenditures made by the Company through 1995. The Company believes that its share of the estimated remaining cost of reclaiming the Grants facility, net of estimated proceeds from

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES


         the ultimate disposals of related assets, is fully provided in the financial statements at September 30, 1996.

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

Results of Operations

Homestake recorded net income of $7.4 million or $0.05 per share during the third quarter of 1996 compared to net income of $4.9 million or $0.04 per share during the third quarter of 1995. The increase in third quarter earnings reflects higher sales volumes, lower production costs and an increase in the average realized gold price, partially offset by higher exploration costs and higher depreciation charges. Year-to-date 1996 net income of $27.9 million or $0.19 per share compares to year-to-date 1995 net income of $22.7 million or $0.16 per share. The increased 1996 year-to-date earnings reflect higher production and sales volumes and a higher average realized gold price, partially offset by increased exploration costs and lower returns from the Main Pass 299 sulphur operations. In addition, the 1996 year-to-date results include $5.5 million of proceeds ($4.9 million after tax) from a litigation recovery.

Gold production increased by 30,700 ounces to 484,100 ounces during the third quarter of 1996 from 453,400 ounces produced during the third quarter of 1995. Revenues from gold and ore sales totaled $171.5 million during the 1996 third quarter compared to $164.2 million during the prior year's third quarter. During the third quarter of 1996, 472,600 ounces were sold at an average realized price of $388 per ounce compared to 457,000 ounces sold at an average price of $385 per ounce during the third quarter of 1995. Finished gold inventories increased by 11,500 ounces during the 1996 third quarter compared to a decrease of 3,600 ounces during the 1995 third quarter.

Domestic production decreased to 173,100 ounces during the third quarter of 1996 from 188,000 ounces during the third quarter of 1995, primarily due to lower production at the McLaughlin mine in California, partially offset by production increases at the Homestake mine in South Dakota and at the Round Mountain mine in Nevada. At the McLaughlin mine, production decreased to 38,500 ounces during the 1996 third quarter compared to 62,900 ounces during the 1995 third quarter as the ore body has now been mined out. Mining operations and production from the autoclaves ceased in June 1996. For the next seven years, the remaining lower-grade stockpiled ore will be processed through the carbon-in-pulp circuit. Total cash costs were $243 per ounce during the 1996 third quarter compared to $260 per ounce during the 1995 third quarter. Production at the Homestake mine was 98,000 ounces during the third quarter of 1996 compared to 90,400 ounces during the third quarter of 1995. The increase in production was attributable to a 9% increase in tons milled. As a result, total cash costs decreased to $305 per ounce during the 1996 third quarter from $315 per ounce during the 1995 third quarter. Homestake's share of production from the Round Mountain mine increased by 44% to 29,700 ounces during the third quarter of 1996 from 20,600 ounces produced during the third quarter of 1995. The higher gold production reflects an increase in tons processed due to the expanded leaching capacity at the dedicated heap leach pads. Total cash costs were $252 per ounce for both the 1996 and 1995 third quarters.

Overall foreign gold production during the 1996 third quarter increased by 17% to 311,000 ounces over the prior year's third quarter, primarily due to increases at the Snip and Eskay Creek mines in Canada and at the Kalgoorlie operations in Western Australia, partially offset by the cessation of mining activities at the Nickel Plate mine in Canada. Prime Resources Group Inc. ("Prime"), a 50.6%-owned subsidiary of Homestake, became the sole owner of the Snip mine on April 30, 1996 when it purchased Cominco Ltd.'s ("Cominco") 60% interest in this mine for $39.3 million. Homestake's share of production from the Snip mine increased to 36,800 ounces during the third quarter of 1996 compared to 13,100 ounces produced during

                  HOMESTAKE MINING COMPANY AND SUBSIDIARIES


the third quarter of 1995. Excluding the effects of the purchase of Cominco's 60% interest, production at the Snip mine increased by 13%, primarily due to productivity improvements in the mining of conventional stopes as well as higher ore grades. As a result, total cash costs per ounce decreased to $163 per ounce during the 1996 third quarter from $188 per ounce during the 1995 third quarter. Production of gold equivalent ounces at the Eskay Creek mine amounted to 87,500 payable ounces at a total cash cost of $176 per equivalent ounce during the third quarter of 1996 compared to 79,000 payable ounces at a total cash cost of $187 per equivalent ounce during the third quarter of 1995. A spot ore sale of 2,900 tons during the 1996 third quarter was the primary reason for the increased production. The improved results also reflect an increase in the silver grade, which has been consistently higher than projected.

Homestake Gold of Australia Limited's ("HGAL") share of production at the Kalgoorlie operations increased by 28% to 91,900 ounces during the 1996 third quarter from 72,000 ounces during the 1995 third quarter. The higher production reflects an increase in tons milled and a higher ore grade. Correspondingly, total cash costs decreased to $282 per ounce during the third quarter of 1996 from $300 per ounce during the prior year's third quarter, despite the adverse effects of a stronger Australian dollar which increased the current quarter's total cash costs by $18 per ounce.

The Company's consolidated total cash cost per ounce decreased to $245 during the 1996 third quarter compared to $258 during the 1995 third quarter.

Year-to-date 1996 revenues from gold and ore sales totaled $541.7 million during 1996 compared to $502.3 million during 1995, reflecting higher gold sales volumes and a higher average realized gold price. During 1996, 1,470,700 ounces were sold at an average realized price of $393 per ounce compared to 1,397,300 ounces sold at an average price of $385 per ounce during 1995. The higher gold sales volumes are primarily due to production increases at the Homestake, Eskay Creek, Snip, Kalgoorlie, and Round Mountain operations, partially offset by lower production due to the cessation of mining operations at the McLaughlin and Nickel Plate mines in mid-1996. Total cash costs for the first nine months of 1996 decreased slightly to $249 per ounce from $252 per ounce for the first nine months of 1995.

At the Main Pass 299 operations in the Gulf of Mexico, lower sulphur prices were partially offset by higher oil prices during the third quarter of 1996, and the combined operations recorded an operating profit of $0.4 million for the 1996 third quarter compared to $0.7 million in the third quarter of 1995. Year-to-date 1996 revenues from Main Pass 299 were $23.0 million compared to year-to-date 1995 revenues of $31.7 million and year-to-date 1996 operating income declined to $1.5 million from year-to-date 1995 operating income of $4.1 million. In response to a weakening sulphur market, Main Pass 299 operations have temporarily reduced production and sales volumes. Homestake's realized sales price for sulphur is a blend of various market prices, including the Tampa market, and is net of a 2.625% marketing fee. During the third quarter of 1996, Homestake's realized price for sulphur decreased to $56 per ton from $64 per ton in the second quarter of 1996 and $70 per ton during the prior year's third quarter. During the third quarter of 1996, Homestake's cash production costs were $52 per ton of sulphur and total production costs were $63 per ton of sulphur. At December 31, 1995, based on reserve estimates, projected costs, sales prices and production rates, the Main Pass 299 sulphur mine was estimated to have an operating life in excess of 30 years. During calendar year 1995, Homestake's average realized price of sulphur was $68 per ton. During the past five years, sulphur prices (Tampa market) averaged approximately $70 per ton and have ranged from a low of $51 per ton to a high of $90 per ton. The Company will continue to evaluate the $111 million carrying value of its investment in the Main Pass 299 sulphur mine in light of the current depressed market for sulphur.

Depreciation, depletion and amortization expense increased 12% to $28.2 million during the 1996 third quarter from $25.2 million during the 1995 third quarter, and depreciation, depletion

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES


and amortization expense for the first nine months of 1996 was 13% above the corresponding prior year's period. The increases primarily are due to higher production, additional amortization related to the purchase of the HGAL minority interests, and higher depreciation related to the purchase of Cominco's 60% interest in the Snip mine.

Exploration expense for the three and nine months ended September 30, 1996 increased significantly from the corresponding three and nine month periods of 1995. The increase primarily is due to increased activity in Chile, at the El Foco project in Venezuela and at the Homestake mine Open Cut project, in addition to exploration activity at the Eskay Creek and Snip mines and at the White Pine and Mountain View projects in Nevada. The higher level of exploration expenditures will continue through the remainder of 1996 and in 1997 as the Company pursues numerous exploration targets and prospects.

The Company's general policy is to sell its production at current prices. However, in certain limited circumstances, the Company will enter into forward sales commitments for small portions of its gold production. During 1994, the Company entered into forward sales for 183,200 ounces of gold it expected to produce at the Nickel Plate mine during 1995 and 1996. The purpose of the forward sales program was to allow for recovery of the Company's remaining investment in the mine and provide for estimated reclamation costs. Gold sales for the three and nine months ended September 30, 1996 include sales under this program of 24,900 ounces and 70,000 ounces at average prices of $427 per ounce and $421 per ounce, respectively. Gold sales for the three and nine months ended September 30, 1995 include sales under this program of 22,500 ounces and 65,400 ounces at average prices of $400 per ounce and $394 per ounce, respectively. As of September 30, 1996 all sales and obligations under this forward sales program had been completed.

A significant portion of the Company's operating expenses is incurred in Australian and Canadian currencies. The Company's profitability is impacted by fluctuations in these currencies' exchange rates relative to the United States dollar. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which establish trading ranges within which the United States dollar may be exchanged for Australian and Canadian dollars. At September 30, 1996 the Company had a net unrealized gain of $0.1 million on open contracts under this program.

Other income for the first nine months of 1996 includes $2.9 million related to the litigation recovery, $2.1 million of royalty income, a $1.7 million gain on the sale of certain exploration properties in Australia, and a net foreign currency exchange gain of $1.4 million. Other income for the first nine months of 1995 includes a $2.7 million gain on the sale of the Company's 28% interest in the Torres mining complex in Mexico, a $1.9 million gain on the sale of certain exploration properties in Australia and royalty income of $1.7 million.

Income and mining tax expense for the first nine months of 1996 includes a $2.6 million credit with respect to the litigation recovery relating to previously paid income taxes. Excluding this credit, the Company's income and mining tax rate for the first nine months of 1996 was 53% compared to 48% for the comparable period of 1995. The Company's consolidated effective income and mining tax rate will fluctuate depending on the geographical mix of pretax income.

Minority interests in the income of consolidated subsidiaries decreased to $1.7 million during the third quarter of 1996 from $4.9 million during the third quarter of 1995. The decrease is attributable to lower income, primarily as a result of higher Canadian taxes in the 1996 period for Prime, and the minority shareholder's interest in exploration expenses of the Company's newly-formed, 51%-owned subsidiary, Agua de la Falda S.A. (see "Liquidity and Capital Resources" section below).

The following charts detail Homestake's gold production and total cash costs per ounce by location, and consolidated revenue and production costs per ounce.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



                                                                       Production
                                                                  (Ounces in thousands)

                                                     Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
Mine (Percentage interest)                          1996             1995               1996             1995
--------------------------                   ------------------------------      ------------------------------
Homestake (100)                                       98.0             90.4              306.5            291.5
McLaughlin (100)                                      38.5             62.9              153.3            178.8
Round Mountain (25)                                   29.7             20.6               78.4             63.7
Marigold (33)                                          4.0              6.8               16.8             17.5
Pinson (26)                                            2.9              3.8                7.7              9.1
Santa Fe (100)                                         -                3.5                -               15.4
                                              -------------    -------------      -------------    -------------
    Total United States                              173.1            188.0              562.7            576.0

Eskay Creek (100) (1,2)                               87.5             79.0              281.7            245.1
Williams (50)                                         54.3             51.9              149.3            152.9
David Bell (50)                                       19.7             23.3               72.2             59.7
Quarter Claim (25)                                     2.9              1.8                8.5              5.6
Nickel Plate (100)                                    16.1             21.0               67.9             64.9
Snip (100) (2,3)                                      36.8             13.1               69.8             39.5
                                              -------------    -------------      -------------    -------------
     Total Canada                                    217.3            190.1              649.4            567.7

Kalgoorlie, Australia (50)                            91.9             72.0              259.3            238.7

El Hueso, Chile (100)                                  1.8              3.3                6.7             16.5
                                              -------------    -------------      -------------    -------------

Total Production                                     484.1            453.4            1,478.1          1,398.9
Less Minority Interests                              (61.5)           (58.8)            (173.7)          (184.8)
                                               -------------    -------------      -------------    -------------
Homestake's Share                                    422.6            394.6            1,304.4          1,214.1
                                               =============    =============      =============    =============


                                                                       Total Cash Costs
                                                                      (Dollars per ounce)

                                                      Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
Mine (Percentage interest)                          1996             1995               1996             1995
--------------------------                   ------------------------------      ------------------------------
Homestake (100)                                     $305             $315               $298             $303
McLaughlin (100)                                     243              260                239              237
Round Mountain (25)                                  252              252                253              251
Marigold (33)                                        343              205                282              245
Pinson (26)                                          347              272                392              325
Santa Fe (100)                                         -              166                  -              143

Eskay Creek (100) (1,2)                              176              187                170              185
Williams (50)                                        197              213                228              222
David Bell (50)                                      203              160                170              198
Quarter Claim (25)                                   166              182                167              166
Nickel Plate (100)                                   383              416                342              374
Snip (100) (2,3)                                     163              188                175              173

Kalgoorlie, Australia (50)                           282              300                309              282

El Hueso, Chile (100)                                375              370                270              403

Weighted Average                                    $245             $258               $249             $252

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES




                                                     Three Months Ended                   Nine Months Ended
                                                         September 30,                       September 30,
Per Ounce of Gold                                   1996             1995               1996             1995
-----------------                           ------------------------------      ------------------------------
Revenue                                             $388             $385               $393             $385
Per Ounce Costs
     Cash Operating Costs (4)                       $238             $251               $242             $245
     Other Cash Costs (5)                              7                7                  7                7
                                            ------------------------------      ------------------------------
     Total Cash Costs                                245              258                249              252
     Noncash Costs  (6)                               60               54                 58               51
                                            ------------------------------      ------------------------------
     Total Production Costs                         $305             $312               $307             $303
                                            ==============================      ==============================

     (1) Gold and silver are accounted for as co-products at Eskay Creek. Silver is converted to gold equivalent, using the ratio of the silver market price to the gold market price. These ratios were 76 ounces and 72 ounces of silver equals one ounce of gold for the three months ended September 30, 1996 and 1995, respectively, and 74 ounces of silver equals one ounce of gold for the nine months ended September 30, 1996 and 1995. Eskay Creek production includes 48,400 (48,200 in
          1995) payable ounces of gold and 3.0 million (2.2 million in 1995) payable ounces of silver contained in ore sold to smelters in the third quarter, and 160,100 (152,000 in 1995) payable ounces of gold and 9.0 million (6.9 million in 1995) payable ounces of silver contained in ore sold to smelters in the year-to-date period.

     (2) For comparison purposes, total cash costs per ounce include estimated third-party costs incurred by smelter owners and others to produce marketable gold and silver.

     (3) Includes ounces of gold contained in dore and concentrates. Prime's ownership percentage in the Snip mine increased from 40% to 100% effective April 30, 1996.

     (4) Cash operating costs are costs directly related to the physical activities of producing gold; includes mining, milling, third-party smelting and in-mine drilling expenditures that are related to production.

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


Liquidity and Capital Resources

Cash provided by operations totaled $151.6 million for the 1996 year-to-date period compared to $124.6 million for the comparable period of 1995. Working capital at September 30, 1996 amounted to $279.7 million, including $229.2 million of cash and equivalents and short-term investments.

Capital additions of $85.8 million during the first nine months of 1996 include $54.3 million at the Kalgoorlie operations, primarily for the purchase of all rights and entitlements under the disproportionate sharing arrangement, $9.5 million at the Homestake mine, primarily for numerous projects related to improving the efficiency of the mine, $5.5 million at the Round Mountain mine, primarily for the new gravity mill project, $4.5 million at the advanced stage Ruby Hill project in Nevada, and $4.5 million at the McLaughlin mine for construction of a tailings lift.

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

In March 1996, the Company exercised its option which will permit Homestake to acquire from Navan Resources plc ("Navan") up to a 50% interest in Navan BV, which in turn owns 68% of Bimak AD, the owner of the Chelopech gold/copper operations in Bulgaria, by investing an additional $48.0 million. Homestake acquired the option in 1995 in connection with its investment of $24.0 million to acquire a 10% interest of Navan, an Irish public company with diverse mineral interests in Europe. The Company initially will advance up to $12.0 million, subject to the satisfaction of certain conditions, principally receipt of certain permits from the Bulgarian government for the expansion of mining at Chelopech from 500,000 to 750,000 metric tons per year and for construction of a roaster. Investment of the remaining $36 million is conditional upon subsequent approval by the Bulgarian government, Navan and Homestake of a further mine and mill expansion and the securing of expansion financing. To date, pending satisfaction of certain of the conditions, no amounts have been advanced in respect of this option.

On April 30, 1996 Prime purchased Cominco's 60% interest in the Snip mine for $39.3 million. The purchase included Cominco's share of the mine's working capital. Prime now owns 100% of the Snip mine.

In June 1996, the Company paid $51.4 million (A$65 million) to Gold Mines of Kalgoorlie Limited ("GMK") to purchase all rights and entitlements under the disproportionate sharing arrangement covering gold production from a portion of the Super Pit operation at the Kalgoorlie operations. The Company will now share equally with GMK in all gold produced at the Kalgoorlie operations.

In July 1996, Homestake and Corporacion Nacional del Cobre Chile ("Codelco"), a state-owned mining company in Chile, formed a new company, Agua de la Falda S.A. ("La Falda") to explore near Homestake's El Hueso mine in northern Chile. La Falda will develop the Manto Agua de la Falda orebody, which contains 250,000 ounces of oxide reserves, and continue drilling and metallurgical testing of the much larger Jeronimo deposit, which contains geologic mineralization of over one million ounces. Homestake owns 51% of the corporation and Codelco owns 49%. Codelco and Homestake have contributed property interests in the area to the new company. In addition, Codelco contributed the existing El Hueso plant, which had been under lease to Homestake. Homestake also has contributed $5.1 million for exploration, including $3.7 million of exploration and development expenditures incurred prior to the formation of La Falda. In addition, Homestake will provide the next $10 million of capital, if necessary, for additional exploration and development, including a $4.9 million loan to Codelco for its share of this amount. This loan would be repayable out of Codelco's share of future dividends from La Falda, with any remaining unpaid balance due by December 31, 2005.

In September 1996, the Company replaced its credit agreement with a new United States/Canadian/Australian cross-border credit facility providing a total availability of $275 million. The Company will pay a commitment fee of 0.15% per annum on the unused portion of

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



this facility. The credit facility is available through September 20, 2001 and provides for borrowings in United States dollars, Canadian dollars, Australian dollars, gold loans or a combination of these. The credit agreement requires a minimum consolidated net worth of $500 million. No amounts have been borrowed under this credit agreement.

Future results will be impacted by such factors as the market price of gold, the Company's ability to expand its ore reserves and fluctuations of foreign currency exchange rates. The Company believes that the combination of cash, short-term investments, available lines of credit and future cash flows from operations will be sufficient to meet its normal operating requirements and anticipated dividends.


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

Homestake's earnings are very sensitive to changes in the price of gold. Homestake's actual realized price during the first nine months of 1996 was $393 per ounce. The average price of gold during October 1996 was $381 per ounce. If Homestake realizes an average price of gold of $385 per ounce for the last three months of 1996, Homestake does not expect that there will be a material difference between actual and forecasted net income or net income per share for 1996. If Homestake were to realize an average price of $380 per ounce (rather than $385 per ounce) of gold for the last three months of 1996, Homestake estimates that the effect on net income would be approximately $1.3 million, with a comparable change in net income for each $5 change in the average realized price of gold for the last three months of 1996. The foregoing does not reflect any gain which may be recognized with respect to the earlier announced pending sale of the Back River/George Lake properties in Canada or other possible non-recurring events that might occur during the remainder of 1996.

The forecast also estimated a net increase in cash and equivalents, assuming no net change in the amount of cash and equivalents temporarily invested in short-term investments, for the 1996 year in the amount of $24.4 million. Assuming there are no non-recurring events as discussed above, Homestake now estimates that there will not be a material change between actual and forecasted cash and equivalents and short-term investments at December 31, 1996. Higher operating cash flows and the timing of exploration/development expenditures have offset the funds expended on the purchase of all rights and entitlements under the disproportionate sharing arrangement for $51.4 million and the purchase of the 60% interest in the Snip mine for $39.3 million.

Certain of the foregoing statements and the forecast are forward looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, and are qualified in their entirety by reference to the Cautionary Statements noted in the Form 10-Q Report for the quarter ended June 30, 1996.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


Part II - OTHER INFORMATION

Item 5. - Other Information

Statements in this Form 10-Q regarding future or estimated reserves and other mineralization; projected quantities and periods of future production; production rates; production, capital and other costs; and other estimates of future results or activity are forward looking statements that involve risks and uncertainties that could cause actual results to differ from estimated results. Actual results could differ materially depending on political events, labor relations, currency fluctuations and other general economic conditions, market prices for the Company's products, timing of permits and other government approvals and requirements, changes in expected operating conditions, lower than expected ore grades, unexpected ground and mining conditions, availability and cost of materials and equipment, and risks generally inherent in the ownership and operation of mining properties and investments in foreign countries. See the Company's Form 10-Q Report for the quarter ended June 30, 1996, Item 5, CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, for a more detailed discussion of factors that may impact on expected future results.


Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits                                          Method of Filing

         11  -  Computation of Earnings Per Share          Filed herewith
                                                           electronically

         27  -  Financial Data Schedule                    Filed herewith
                                                           electronically

(b)      Reports on Form 8-K

         One report on Form 8-K has been filed by the Registrant since the filing of the prior quarter's Form 10-Q. The report, dated September 20, 1996, noted that the Registrant had entered into a new credit facility. The new Credit Agreement was filed as an Exhibit to the Form 8-K.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES







                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              HOMESTAKE MINING COMPANY







Date: November 11, 1996                      By: /s/ David W. Peat
      -----------------                          --------------------
                                                 David W. Peat
                                                 Vice President and Controller
                                                 (Chief Accounting Officer)