Form 10-K
period 1996-12-31
HOMESTAKE MINING CO /DE/
filed 1997-03-28
CIK 743872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
      (Mark One)
         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                                       OR
         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

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

                     (415) 981-8150 http://www.homestake.com
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
Common Stock, $1.00 par value              New York Stock Exchange, Inc.
Rights to Purchase Series A Participating
  Cumulative Preferred Stock               New York Stock Exchange, Inc.

           Securities registered pursuant to Section 12(g) of the Act:

             5 1/2% Convertible Subordinated Notes Due June 23, 2000

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,273,000,000 as of March 11, 1997.

The number of shares of common stock outstanding as of March 11, 1997 was 146,672,425.

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

         The results of the Company's operations are affected significantly by the market price of gold and, to a lesser extent, silver. Gold prices are influenced by numerous factors over which the Company has no control, including expectations with respect to the rate of inflation, the relative strength of the United States dollar and certain other currencies, interest rates, global or regional political or economic crises, demand for gold for jewelry and industrial products, and sales by holders and producers of gold in response to these factors. The supply of gold consists of a combination of new mine production and sales from existing stocks of bullion and fabricated gold held by governments, public and private financial institutions, and individuals. (See "Risks of Gold and Silver Price Fluctuations and Hedging Activities" on page
94).

         The Company's general policy currently is to sell its production at current prices and not enter into forward sales, derivatives or other hedging arrangements which establish a price for the sale of its future gold production. As a result, the Company's profitability is exposed to fluctuations in the current price of gold in world markets. However, in certain circumstances, the Company will enter into forward sales commitments for portions of its gold production. This general policy is subject to review and could change (See "Risks of Gold and Silver Price Fluctuations and Hedging Activities" on page
94).

         In the fourth quarter of 1996, the Company sold for future delivery, at an average price of $426 per ounce, 680,100 ounces of the gold it expects to produce from the McLaughlin mine stockpiles through 2003. In 1994, the Company sold for future delivery 183,200 ounces of gold it expected to produce at the Nickel Plate mine during 1995 and 1996. During 1996 and 1995, contracts for 70,000 ounces and 113,200 ounces, respectively, were financially settled under the Nickel Plate program. The purpose of both of these forward sales programs was to help assure recovery of the Company's remaining investment in these operations and to provide for estimated remaining unaccrued reclamation costs.

         Homestake also owns a 16.7% co-tenancy interest in the Main Pass 299 offshore sulfur mine and oil deposit in the Gulf of Mexico.

          Dollar amounts in this report are in U.S. dollars unless otherwise indicated.

         See note 23 to the "CONSOLIDATED FINANCIAL STATEMENTS" on page 80 for geographic and segment information.

         See "FORWARD LOOKING STATEMENTS" on page 91 and "RISK FACTORS" on page 93 for a discussion of factors and assumptions on which forward looking statements in this report may be based or which could cause actual results to differ materially from those expressed in the forward looking statements.

                     SIGNIFICANT 1997 AND 1996 DEVELOPMENTS

         In February 1997, Homestake received the final permit for the Ruby Hill mine near Eureka, Nevada. Construction has commenced and production of gold is expected to begin in the fourth quarter of 1997. Production is estimated at an annual rate of 105,000 - 110,000 ounces per year at a total cash cost of $140 per ounce and a total production cost of $258 per ounce.

         In February 1997, development work began at Homestake Gold of Australia Limited's ("HGAL") Kalgoorlie operations in Western Australia on a 1.6 mile decline from surface at the northern end of the Super Pit to access from underground the upper level remnants of the Mt. Charlotte orebody and the recently delineated northern orebody. The decline is expected to be completed in the first quarter of 1998. Homestake's share of the decline's cost is estimated to be $3 million.

         In February 1997, Prime Resources Group Inc. ("Prime") announced its intention to construct a gravity/flotation mill facility at the Eskay Creek mine site in British Columbia, Canada. This mill, estimated to cost $12 million, will improve the profitability of certain Eskay Creek ore that would otherwise be directly shipped to third-party smelters and upgrade other material that currently is not economic. Construction, which is dependent on securing regulatory approval, is expected by July 1997, and the mill is expected to commence operation in the fourth quarter of 1997.

         Also in February 1997, Homestake completed the previously announced sale of its interest in the George Lake and Back River ventures in Canada to Arauco Resources Corporation ("Arauco") for $10 million in cash and 3.6 million shares of Arauco common stock. As a result of this transaction, Homestake will realize an after-tax gain of approximately $8 million in the first quarter of 1997.

         On December 9, 1996, Homestake and Santa Fe Pacific Gold Corporation ("Santa Fe") announced that they had entered into a definitive agreement whereby Homestake would acquire Santa Fe by an exchange of common stock for common stock. On March 10, 1997, the Company announced that Santa Fe had terminated the agreement and, in accordance with the terms of the merger agreement, had paid Homestake a $65 million termination fee. As a result, in the first quarter of 1997 the Company will record a pretax gain of approximately $63 million ($49 million after tax), net of merger related expenses of approximately $2 million incurred in 1997.

         In December 1996, Homestake increased its interest in the Pinson Mining Company partnership ("Pinson Partnership") to 50% and became the operator of the Pinson mine. The Pinson Partnership holds property rights in approximately 23,000 acres approximately 30 miles northeast of Winnemucca, Nevada. Homestake and Barrick Gold Corporation ("Barrick"), the other 50% partner, have announced plans to conduct an extensive deep drilling exploration program on the Pinson properties.

         In August 1996, the United States Environmental Protection Agency ("EPA") deleted the Whitewood Creek site in the Black Hills of South Dakota from the National Priorities List ("NPL").

         In July 1996, Homestake and Corporacion Nacional del Cobre Chile ("Codelco"), a state-owned mining company in Chile, formed a new company, Agua de la Falda S.A. ("La Falda") to conduct exploration and mining activities near Homestake's former El Hueso mine in northern Chile. Homestake owns 51% of the corporation and Codelco owns 49%. Codelco and Homestake have contributed property interests in the area to the new company. In addition, Codelco contributed the existing El Hueso plant, which had been under lease to
Homestake. Homestake also contributed $5.1 million for exploration and development, including $3.7 million of exploration and development expenditures incurred prior to the formation of La Falda. La Falda is developing the Agua de la Falda mine, which contains 187,000 ounces of oxide reserves. Construction commenced in late 1996, mining began in January 1997, and initial production is expected in April 1997. La Falda will continue drilling and metallurgical testing of the much larger Jeronimo deposit where, to date, approximately 3.1 million tons of mineralized material, at an average grade of 0.158 ounces of gold per ton, have been outlined.

         In June 1996, the Company paid $51.4 million to Gold Mines of Kalgoorlie Limited ("GMK"), a subsidiary of Normandy Mining Limited, to purchase all rights and entitlements under the disproportionate sharing arrangement covering gold production from a portion of the Super Pit operation in Kalgoorlie, Western Australia. The Company now shares equally with GMK in all gold produced at the Kalgoorlie operations.

         In April 1996, Prime purchased Cominco Ltd.'s ("Cominco") 60% interest in the Snip mine in British Columbia for $39.3 million in cash. The purchase price included Cominco's share of the mine's working capital. Prime now owns 100% of the Snip mine.

         In March 1996, Homestake exercised its option which will permit it to acquire from Navan Resources plc ("Navan") up to a 50% interest in Navan Bulgarian Mining BV ("Navan BV"), which in turn owns 68% of Bimak AD, the owner of the Chelopech gold/copper operations in Bulgaria, by investing an additional $48 million. Homestake acquired the option in 1995 in connection with its investment of $24 million to purchase a 10% interest of Navan, an Irish public company with diverse mineral interests in Europe. To date, pending satisfaction of certain conditions, no amounts have been advanced in respect of this option. Homestake's initial $12 million investment in Navan BV is conditioned upon receipt of all necessary permits for construction of a roaster and an increase in mining rate at Chelopech from 500,000 to 750,000 metric tons per year, approval of the project by the Boards of Directors of both companies and agreement on a suitable project management team. Investment of the remaining $36 million in Navan BV is conditioned on subsequent approval by the Bulgarian government, Navan and Homestake of a further mine and mill expansion and the securing of expansion financing. Homestake has not made a final determination whether to invest the additional $48 million in the project and continues to evaluate the potential investment in light of the current political situation in Bulgaria and the potential project economics. During the fourth quarter of 1996, Homestake reduced the carrying value of its investment in Navan to market, which resulted in a $7.2 million charge to 1996 earnings.

         In late 1995 and early 1996, the Company acquired the 18.5% of HGAL it did not already own. Homestake offered 0.089 of a Homestake share or A$1.90 in cash for each of the 109.6 million HGAL shares owned by the public. The total purchase price to acquire all of the 18.5% of HGAL held by the minority shareholders was $164.9 million, including $141.7 million for 8.5 million newly issued shares of the Company, $19.5 million in cash and $3.7 million of transaction expenses. See note 3 to the "CONSOLIDATED FINANCIAL STATEMENTS" on page 64 for further details of this transaction.

                                GLOSSARY OF TERMS

         See "GLOSSARY AND INFORMATION ON RESERVES" on page 32 for definitions of terms used in the following discussion.

                                 GOLD OPERATIONS

UNITED STATES

         Homestake conducts operations at the Homestake mine in the Black Hills of South Dakota and at the McLaughlin mine in northern California. Homestake also has a 100% interest in the Ruby Hill mine in Nevada, which is expected to commence production in the fourth quarter of 1997. In addition, Homestake owns a 25% interest in the Round Mountain mine in central Nevada and has an interest in two smaller mines in Nevada: the Pinson mine (50%) and the Marigold mine (33.3%). The Company has an exploration office in Reno, Nevada.

Homestake Mine

         The 120-year old Homestake gold mine is located in Lawrence County in and near Lead, South Dakota. Homestake owns 100% of the operation. Paved public roads provide access to the operation.

         The Homestake mine properties cover approximately 11,700 acres, of which approximately 8,200 acres are owned in fee and the remainder are held as unpatented mining claims. All mining is conducted on owned property.

         The Homestake mine is comprised of underground and open-pit (the "Open Cut") mining operations, an ore processing plant, final product refinery, a waste-water treatment plant, and tailings disposal facilities. The underground mine is serviced by two 5,000-foot vertical shafts from the surface connecting with internal shafts which provide hoisting and services to the 8,000-foot level. Ore from underground is hoisted to the surface, crushed and transported to the nearby processing plant. Open Cut ore is crushed and transported more than a mile to the processing plant by an enclosed conveyor. The 7,400 tons-per-day ("TPD") capacity processing plant recovers gold through a combination of gravity, carbon-in-pulp ("CIP") and vat leaching processes. Recycled process water is pumped through a carbon-in-leach ("CIL") circuit, also contributing to production. The refinery produces 0.997 fine gold bullion.
Process tails are used for underground fill or are deposited in a tailings impoundment facility three miles from the plant. The first phase of a major tailing lift expansion commenced in the fourth quarter of 1996. Construction of an interim raise of ten feet was completed in 1996 for use in early 1997, and construction of the full 50-foot raise will be completed in 1999. The expansion will provide an additional 26 million tons tailings storage capacity, which should be sufficient for projected mining activity through the year 2010, and additional flood storage capacity. Facilities and equipment at this operation continue to be upgraded for technological advances and generally are in good operating condition.

         Untreated water for use in the mine's facilities is obtained from local watersheds under Homestake mine water rights and potable water is purchased from the Lead/Deadwood sanitation district. Approximately 80% of the electric power consumption is purchased under contract from Black Hills Corporation and the remainder is provided by Homestake-owned hydroelectric facilities.

         As mining has progressed into the lower levels of the Homestake mine, the remaining higher-grade ore deposits have become narrower, less continuous and more difficult to mine. The operation continues to develop new mining methods, including narrow vein mining, uphole mining and bench mining which have allowed profitable recovery of some previously subeconomic material. The new mining methods have increased productivity. Despite increasingly difficult orebodies, the operation has maintained its current cost structure.

         Open Cut mining currently is scheduled to be completed in 1998. Open Cut ore stockpiles will continue to be processed, although at a lower rate, through 2000. On completion of Open Cut mining, underground production is expected to increase which will partially offset the decline in production from the Open Cut. However, Homestake mine total cash costs per ounce are expected to increase reflecting the increase in production from the higher cost underground operations.

         Hourly employees at the Homestake mine are represented by the United Steelworkers of America. The current labor contract was ratified in March 1995 covering the period through May 1998.

         The Homestake mine has received no notices of violation and is under no regulatory orders of any kind mandating specific environmental expenditures. During 1996, the mine operated in compliance with its environmental permits.

         No royalties are payable on production from the Homestake mine. The State of South Dakota currently imposes a severance tax of 10% of net profits from the sale of gold produced in the state, plus $4 per ounce of gold sold when the price of gold is $499 per ounce or less, increasing by $1 per ounce for each $100 increment or part thereof in excess of $499 per ounce.

                                     Geology

         The Homestake mine is the largest known iron formation hosted gold deposit. In its 120-year life, the mine has produced in excess of 38 million ounces of gold. The Homestake gold deposit is Proterozoic in age (approximately
1.9 billion years). Mineralization is generally stratabound within the Homestake Formation, which is a quartz-veined, sulfide-rich sedimentary sequence that has been complexly deformed by tight folding, faulting and shearing. Ten southeast-plunging fold structures, locally called ledges, have produced gold ore over a vertical extent of more than 8,000 feet.

                    Year-end Proven and Probable Ore Reserves

                                                                           1996                     1995
                                                                      ----------------         ---------------
           Underground:
                Tons of ore (000)                                              19,764                  20,886
                Ounces of gold per ton                                          0.220                   0.218
                Contained ounces of gold (000)                                  4,345                   4,551

           Open Cut:
                Tons of ore (000)                                               3,990                   5,117
                Ounces of gold per ton                                          0.079                   0.111
                Contained ounces of gold (000)                                    317                     568






           Total:
                Tons of ore (000)                                              23,754                  26,003
                Ounces of gold per ton                                          0.196                   0.197
                Contained ounces of gold (000)                                  4,662                   5,119


                                                  Operating Data

                                                                           1996                     1995
                                                                      ----------------         ---------------
           Production Statistics:
                Tons of ore mined (000):
                    Underground                                                 1,376                   1,461
                    Open Cut                                                    1,683                   1,217
                Ore grade mined (oz. gold/ton):
                    Underground                                                 0.211                   0.219
                    Open Cut                                                    0.115                   0.093
                Open Cut stripping ratio (waste:ore)                            4.9:1                   7.3:1
                Tons of ore milled (000)                                        2,566                   2,460
                Mill feed ore grade (oz. gold/ton)                              0.166                   0.171
                Mill recovery (%)                                                  95                      96
                Gold recovered (000 ozs.)                                         407                     403

           Cost per Ounce of Gold Produced:
                Cash operating costs                                             $293                    $292
                Other cash costs                                                   11                      11
                Noncash costs                                                      35                      32
                                                                      ----------------         ---------------
                Total production costs                                           $339                    $335

McLaughlin Mine

         The McLaughlin gold mine is located at the junction of Lake, Napa and Yolo Counties in northern California. The McLaughlin mine has been in operation since 1985 and is 100% owned by Homestake. Access to the property is by paved road.

         The McLaughlin mine properties cover approximately 16,200 acres. Approximately 15,100 acres are owned and approximately 950 acres are leased. The Company holds seven unpatented mining claims and six millsite claims covering the remaining 160 acres.

         Mining was completed in June 1996 and ore is now sourced exclusively from lower-grade stockpiles which were built over the life of the mine. The autoclave and flotation circuits were decommissioned following the completion of mining due to the absence of high-grade ores. Modifications have been made to convert the plant into a direct-cyanidation circuit utilizing cyanide leaching followed by CIP circuits, pressure stripping and electrowinning. Total mill capacity has been increased to approximately 7,300 TPD. In 1996, the embankment at the tailings impoundment was raised, increasing the impoundment's capacity to allow for the treatment of all but the lowest-grade ore remaining in the stockpiles. A final tailings dam lift, currently scheduled to be added in 1999 at an estimated cost of

$2.4 million, will allow for the processing of the then remaining ore. Facilities are modern and in good operating condition.

         The majority of process water is recycled from the tailings pond. Additional water is obtained from the Company's reservoir in Yolo County, which has approximately four years of storage capacity. Electric power is purchased under interruptible tariff from Pacific Gas and Electric Company.

         Gold production, which is expected to continue for approximately seven years, has declined significantly due to the completion of mining. Processing costs also have declined significantly due to the shutdown of the higher cost autoclave and flotation circuits allowing economic treatment of the lower-grade stockpiled ore.

         See page 2 for a discussion of hedging contracts for the sale of estimated future production from McLaughlin.

         During 1996, the mine operated in compliance with its environmental permits.

         McLaughlin mine royalties are equivalent to approximately 2% of revenues.

                    Year-end Proven and Probable Ore Reserves

                                                                           1996                     1995
                                                                      ----------------         ---------------
          Open Pit:
                Tons of ore (000)                                             -                         1,411
                Ounces of gold per ton                                        -                         0.103
                Contained ounces of gold (000)                                -                           145

           Stockpiled:
                Tons of ore (000)                                              16,627                  17,931
                Ounces of gold per ton                                          0.063                   0.065
                Contained ounces of gold (000)                                  1,048                   1,170

           Total:
                Tons of ore (000)                                              16,627                  19,342
                Ounces of gold per ton                                          0.063                   0.068
                Contained ounces of gold (000)                                  1,048                   1,315

                                                  Operating Data

                                                                           1996                     1995
                                                                      ----------------         ---------------
           Production Statistics:
                Tons of ore mined (000)                                           826                   2,056
                Stripping ratio (waste:ore)                                     4.0:1                   5.9:1
                Tons of ore milled (000)                                        2,485                   2,296
                Mill feed ore grade (oz. gold/ton)                              0.096                   0.120
                Mill recovery (%)                                                  77                      88
                Gold recovered (000 ozs.)                                         185                     242





           Cost per Ounce of Gold Produced:
                Cash operating costs                                             $242                    $234
                Other cash costs                                                    8                       8
                Noncash costs                                                     123                     111
                                                                      ----------------         ---------------
                Total production costs                                           $373                    $353

Round Mountain Mine

         The Round Mountain gold mine is an open-pit mine located in Nye County, Nevada, about 60 miles north of Tonopah. Homestake owns a 25% interest in the mine. Echo Bay Mines Ltd. owns a 50% interest and is the operator. The remaining 25% interest is owned by Case, Pomeroy & Company, Inc. The mine has been in operation since 1977. Paved public roads provide access to the operations.

         The Round Mountain properties cover approximately 24,968 acres of private property and public domain land, some of which are under patent application and the remainder of which are unpatented mining claims. Of the total reserves, 76% are located on the privately-owned land.

         Ore from the mine is leached using two methods. The higher-grade ore is crushed and processed on reusable heap-leach pads and the lower-grade ore is leached on a dedicated pad. During 1996, total ore processed averaged 115,000 TPD. The reusable heap-leach pads processed 28,000 TPD and the balance was processed on the dedicated pad. The average ore and waste mining rate was 164,000 TPD. The reusable pad processing facilities consist of a gyratory crusher, an intermediate ore storage and reclaim system, secondary and tertiary cone crushers and screens, and a conveyor system used to transport ore to two asphalt leach pads. The reusable pads have a total capacity of approximately three million tons. A separate 16.4 million square foot dedicated heap-leach pad to process uncrushed run-of-mine ore and to reprocess previously leached reusable pad material has a total capacity of 131 million tons. Construction of an 8 million square foot dedicated pad expansion and a solution pumping system, which should be sufficient for mining activity through 1998, is expected to commence in 1997 at an estimated cost of $14 million (Homestake's share - $3.5 million). Facilities are in good condition.

         Construction of an 8,000 tons-per-day gravity mill to process higher-grade sulfide ores commenced in mid-1996, and mill start-up is expected in late 1997. Completion of the $68 million mill (Homestake's share - $17 million) will result in higher gold recoveries than otherwise would be obtained by crushing and leaching the higher-grade sulfide ores on the reusable pad.

         Water is supplied from wells on the property and power is purchased under contract from Sierra Pacific Power Company.

         Homestake's share of total 1996 gold production from the Round Mountain mine was 102,744 ounces compared to 86,109 ounces in 1995. The higher 1996 production is a result of higher throughput and grades on the reusable pads and an increase in dedicated pad leaching capacity, partially offset by a lower grade of ore on the dedicated pad. Gold production from gravity treatment of high-grade ores amounted to 3,137 ounces (Homestake's share) in 1996 compared to 3,061 in 1995.

         Round Mountain ore reserves decreased by 244,000 ounces (100% basis) in 1996, net of 1996 production, primarily due to additional drilling information.

         During 1996, the mine operated in compliance with its permits.

         All Round Mountain mine production is subject to a royalty determined by a complex formula based on the price of gold. The royalties range from approximately 3.5% of gold revenues at prices of $320 per ounce of gold or less to approximately 6.4% of gold revenues at prices of $440 per ounce of gold or more. During 1996, the royalties averaged 5.1% of revenues.

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

         Homestake has a 25% share of the following amounts:

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                           1996                     1995
                                                                      ----------------         ---------------
           Tons of ore (000)                                                  476,509                 508,820
           Ounces of gold per ton                                               0.019                   0.020
           Contained ounces of gold (000)                                       9,050                  10,000

                                            Operating Data (100% Basis)

                                                                           1996                     1995
                                                                      ----------------         ---------------
           Production Statistics:
                Tons of ore mined (000)                                        31,947                  32,723
                Stripping ratio (waste:ore)                                     0.8:1                   0.8:1
                Tons of ore crushed (000)                                       9,894                   7,711
                Tons of ore processed (000)                                    40,867                  31,395
                Weighted average ore grade
                     placed on the pads (oz. gold/ton)                          0.017                   0.018
                Leach recovery - reusable pads (%)                                 66                      71
                Gold recovered (000 ozs.)                                         411                     344

           Homestake's Cost per Ounce of Gold Produced:
                Cash operating costs                                             $230                    $231
                Other cash costs                                                   26                      23
                Noncash costs                                                      61                      74
                                                                      ----------------         ---------------
                Total production costs                                           $317                    $328


Ruby Hill Mine

         The Ruby Hill mine is located one mile northwest of Eureka, Nevada. Homestake acquired a 100% interest in the property in 1992. Access to the property is by a 1.5 mile gravel road from Nevada State Highway 50.

         The Ruby Hill properties consist of approximately 24,831 acres, of which 23,386 acres are unpatented mining claims and 1,445 acres are patented mining claims and fee lands.

         Exploration activities have resulted in the discovery of several mineralized zones. A positive feasibility study on the West Archimedes deposit was completed during the fourth quarter of 1995. This study indicates that the mine will produce an average of 105,000 ounces of gold per year over its six-year life at a total cash cost of approximately $140 per ounce. Capital requirements, including the pre-stripping of the overlying alluvium, are estimated to be $65 million.

         The operation will utilize conventional open-pit mining methods. High-grade ore will be ground in a ball mill and combined with the crushed low-grade ore in a rotating agglomeration drum prior to being placed on the leach pad.

         In February 1997, Homestake received the final permit for the Ruby Hill mine. Construction has commenced and production of gold is expected to begin in the fourth quarter of 1997. In March 1997, the Northern Nevada Building Trades Council filed a notice of appeal and request for a stay of the Bureau of Land Management's approvals for the project. Homestake expects to prevail in respect of the appeal and is continuing with construction.

         Water is available from on-site wells and power is available from Mount Wheeler Power Company.

         A production royalty of 3% of net smelter returns is payable on production over 500,000 ounces of gold.

                                     Geology

         The West Archimedes gold mineralization is hosted primarily within brecciated jasperoid and decalcified limestones of the uppermost Goodwin and Antelope Valley units of the Ordivician Pogonip Group. The micron-size gold is finely disseminated and the ore body is entirely oxidized. Exploration and delineation drilling are continuing in the nearby East Archimedes and Achilles zones and at depth below the West Archimedes deposit.

                                     Year-end Proven and Probable Ore Reserves

                                                                                     1996
                                                                                ---------------
           Tons of ore (000)                                                             7,616
           Ounces of gold per ton                                                        0.099
           Contained ounces of gold (000)                                                  755

Pinson Mine

         The Pinson gold mine is located approximately 30 miles northeast of Winnemucca, Nevada. In December 1996, Homestake increased its interest in the Pinson Partnership to 50% and became the operator of the Pinson mine. Barrick owns the remaining interest. The mine has operated since 1981. Access to the property is by paved and gravel roads.

         The Pinson properties consist of approximately 22,826 acres of which 11,583 acres are held under leases, the terms of which are sufficient to allow for the mining of all known reserves. The remaining land is comprised of 7,780 acres of unpatented mining claims and 3,463 acres of primarily fee lands. Homestake and Barrick have announced plans to conduct an extensive deep drilling exploration program on the Pinson properties.

         Mining is conducted by conventional open-pit methods in several different areas. Ore is processed by both heap-leaching and conventional milling methods. Total material mined averaged approximately 33,000 TPD in 1996. The mill has a capacity of 1,500 TPD using both CIP and CIL methods. In 1996, 76% of total gold production was from ore milled. Low-grade ore is treated by heap-leaching methods. The facilities are in good condition.

         Water is supplied from on-site wells and power is purchased from Sierra Pacific Power Company.

         During  1996,  the  mine  operated  in  compliance   with  all  of  its
environmental permits.

         Production royalties of 2.2% of net smelter returns are payable on the principal producing areas of the property. Overall, the underlying property ownership is complex, requiring special arrangements with respect to the commingling of ore from various locations.

         Homestake's share of production from the Pinson mine was 12,098 ounces of gold in 1996 compared to 12,587 ounces in 1995.

                                     Geology

         The Pinson deposit includes more than six zones of mineralization largely hosted in carbonate rocks and calcareous siltstones of the Ordovician Comus formation. Ore bodies consist of disseminations of micron-size gold peripheral to faults in favorable stratigraphy. High-grade stringer zones have been identified and are the subject of continuing investigations.

         Homestake had a 50% share and a 26.25% share of the following 1996 and 1995 year-end reserves, respectively.

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                           1996                     1995
                                                                      ----------------         ---------------
           Tons of ore (000)                                                    2,563                   4,074
           Ounces of gold per ton                                               0.072                   0.073
           Contained ounces of gold (000)                                         184                     297

         Operating data is presented below on a 100% basis. In December 1996, Homestake increased its interest to 50%. Prior to December 1996, Homestake had a 26.25% share of the following amounts:

                                            Operating Data (100% Basis)

                                                                           1996                     1995
                                                                      ----------------         ---------------
           Production Statistics:
                Tons of ore mined (000)                                         1,257                   1,164
                Stripping ratio (waste:ore)                                     6.1:1                   6.0:1
                Tons of ore milled (000)                                          549                     559
                Ore grade milled (oz. gold/ton)                                 0.077                   0.088
                Mill recovery (%)                                                  79                      79
                Tons of ore leached (000)                                         669                     574
                Ore grade leached (oz. gold/ton)                                0.030                   0.027
                Gold recovered (000 ozs.)                                          42                      48

           Homestake's Cost per Ounce of Gold Produced:
                Cash operating costs                                             $355                    $307
                Other cash costs                                                   14                      15
                Noncash costs                                                      63                      51
                                                                      ----------------         ---------------
                Total production costs                                           $432                    $373

Marigold Mine

         The Marigold gold mine is located approximately 40 miles southeast of Winnemucca, Nevada. Homestake owns a 33.3% interest in the Marigold partnership. Rayrock Mines, Inc. ("Rayrock") owns the remaining interest and is the operator. The mine has operated since 1989. Access to the property is via a five-mile long gravel road.

         The property consists of approximately 3,920 acres of unpatented mining claims and 14,920 acres held under leases which remain in effect as long as the mine continues production.

         Mining is conducted by conventional open-pit methods. Ore is processed by heap-leaching and milling methods. Mill-grade ore is stockpiled and periodically processed through the mill to maximize gold recovery. Milling operations were intermittent during 1996. Mine facilities are in good condition.

         Water is supplied from on-site wells and power is purchased from Sierra Pacific Power Company.

         The 1996 exploration program increased the reserves in the area of the known deposits.

         During 1996, the mine operated in compliance with all its environmental permits.

         Production royalties are paid to two lease holders in amounts of 5% of net smelter returns and 3.5% of net profits.

         Homestake's share of production from the Marigold mine was 24,485 ounces of gold in 1996 compared to 23,288 ounces in 1995.

                                     Geology

         Gold resources at the Marigold mine are hosted largely in the Permian Antler formation and the Ordovician Valmy formation, and are associated with broad bands of silicification and local decalcification. Both stratigraphy and structure control the geometry of the mineralized zones. The ore bodies are sediment-hosted, disseminated deposits of micron-size gold, and are entirely oxidized.

         Homestake has a 33.3% share of the following amounts:

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                           1996                     1995
                                                                      ----------------         ---------------
           Tons of ore (000)                                                   18,068                  14,585
           Ounces of gold per ton                                               0.034                   0.036
           Contained ounces of gold (000)                                         610                     527

                                            Operating Data (100% Basis)

                                                                           1996                     1995
                                                                      ----------------         ---------------
           Production Statistics:
                Tons of ore mined (000)                                         2,882                   3,412
                Stripping ratio (waste:ore)                                     2.9:1                   2.2:1
                Tons of ore milled (000)                                          428                     440
                Ore grade milled (oz. gold/ton)                                 0.086                   0.071
                Mill recovery (%)                                                  93                      92
                Tons of ore leached (000)                                       2,491                   2,969
                Ore grade leached (oz. gold/ton)                                0.019                   0.022
                Gold recovered (000 ozs.)                                          73                      70


           Homestake's Cost per Ounce of Gold Produced:
                Cash operating costs                                             $231                    $225
                Other cash costs                                                   36                      29
                Noncash costs                                                      46                      59
                                                                      ----------------         ---------------
                Total production costs                                           $313                    $313

CANADA

         Homestake has a 50% interest in the Williams and David Bell mines in the Hemlo mining district in Ontario and a 25% net profits interest in the Quarter Claim (adjacent to the David Bell mine). Homestake also has a 50.6% interest in Prime, which owns the Eskay Creek and Snip mines in northwestern British Columbia. Prime has no employees and has contracted with Homestake to provide all necessary professional, managerial, operational and administrative services in connection with exploration, development and operation of the Eskay Creek and Snip mines. During 1996, mining was completed at Homestake's Nickel Plate mine in south central British Columbia.

         The Company conducts exploration and investigates mineral acquisition and development opportunities throughout Canada. Canadian activities are managed from an office in Vancouver, British Columbia.

Eskay Creek Mine

         Prime owns 100% of the Eskay Creek gold/silver mine located in northwestern British Columbia. Through its interest in Prime, the Company has a 50.6% interest in the mine. Access is by 38 miles of single-lane gravel road.

         The Eskay Creek property consists of five mining leases and various other mineral and surface rights comprising approximately 3,477 acres located 51 air miles north of Stewart, British Columbia. The leases have remaining terms of approximately 24 to 28 years, subject to renewal rights. Road maintenance and snow removal are provided under contract by a local company.

         The Eskay Creek mine commenced commercial production in January 1995. The mine is an underground operation accessible through three surface portals. Mining is conducted by a mining contractor. The mine utilizes a drift-and-fill mining method with cemented rock backfill. Ore is crushed and blended in a facility located at the minesite prior to shipment and sale to third-party smelters for final processing. There are no tailings produced at the minesite. Mine waste-rock, which is potentially acid-generating, is disposed of underwater in a nearby barren lake. Workers are on a two-week work schedule followed by two weeks off.

         Two long-term ore sale contracts with smelters in Japan and Quebec provide for combined minimum annual sales of 100,000 tons, with options to increase sales to 130,000 tons, subject to mutual agreement with the smelters. During 1996, spot ore sales totaling 14,000 tons were made to two other smelters. Ore is trucked by a contractor 164 miles to Stewart for shipment to Japan and 224 miles to Kitwanga, British Columbia for shipment to Quebec. A dedicated loading facility for ships at Stewart handles ore shipments destined for Japan and a loading facility is utilized at the railhead in Kitwanga for shipments to Quebec. Prime has a five-year contract with Canadian National Railway to transport ore to Quebec.

         Water is supplied from the Eskay and Argillite creeks and power is produced on-site by diesel generators.

         The mine produced approximately 310 TPD in 1996. Based on existing reserves and current production rates, the mine has a projected life of approximately 10 years.

         During 1996, a ramp at the north end of the mine was extended 1,260 feet to commence underground exploration drilling of the NEX and Hangingwall zones which had been identified in 1995. In addition, exploration drilling on the surface extended the boundaries of these zones, which contain high-grade gold and silver mineralization. This year's drilling upgraded 418,000 gold equivalent ounces from the mineralized material category to proven and probable reserves in the NEX and Hangingwall zones. In addition, drilling in the main 21B and 109 zones added 499,000 gold equivalent ounces to proven and probable reserves before considering production in 1996 (see "MINERAL EXPLORATION AND DEVELOPMENT" on page 31). Additional exploration drilling for the NEX, Hangingwall and 21B zones and in the area surrounding the Eskay Creek mine is planned in 1997.

         Metallurgical testing of mineralized material from the NEX and 109 zones indicate that the ore is amenable to gravity and flotation processing. The NEX and 109 zone material has lower gold and silver grades than the main 21B ore zone but it also contains significantly reduced levels of mercury and antimony, both of which result in higher smelter penalties. Production of a high-grade gold and silver concentrate would lead to substantial savings in transportation and treatment charges for this material.

         In February 1997, Prime announced its intention to construct a gravity/flotation mill at the Eskay Creek mine site. This mill, estimated to cost $12 million, will improve the profitability of certain Eskay Creek ore that would otherwise be directly shipped to third-party smelters and upgrade other material that currently is not economic. Construction, which is dependent on securing regulatory approval, is expected by July 1997, and the mill is expected to commence operation in the fourth quarter of 1997.

         During  1996,  the  mine  operated  in  compliance   with  all  of  its
environmental permits.

         The mine is subject to a 1% net smelter royalty, with the exception of a small portion of the ore body, which is subject to a 2% net smelter royalty.

                                     Geology

         The Eskay Creek ore body is a precious metal-enriched volcanogenic massive sulfide deposit that occurs in association with volcanics of the Jurassic-aged (141 to 195 million years) Hazelton Group. Eskay Creek mineralization is generally stratabound and occurs in a contact mudstone and breccia bounded below by a rhyolite flow-dome complex and overlain by volcanic rocks in the west limb of a north-plunging fold. Sphalerite, pyrite, galena and tetrahedrite are the most abundant ore minerals. Native gold occurs as mostly microscopic particles located between sulfide grains or in fractures within sulfide grains, some of which are locked in pyrite. Gold also occurs in volcanic rocks beneath the contact mudstone with visible gold, coarse grained sphalerite, pyrite and galena disseminated in quartz veins or stockworks.

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                           1996                     1995
                                                                      ----------------         ---------------
           Tons of ore (000)                                                    1,397                   1,124
           Ore grade (ozs. gold/ton)                                            1.732                   1.875
           Contained ounces of gold (000)                                       2,418                   2,108
           Ore grade (ozs. silver/ton)                                           79.3                    83.4
           Contained ounces of silver (000)                                   110,810                  93,752
           Contained gold equivalent ounces (1)(000)                            3,857                   3,326

                                            Operating Data (100% Basis)

                                                                           1996                     1995
                                                                      ----------------         ---------------
           Production Statistics:
                Tons of ore shipped (000)                                         116                     104
                Ore grade (ozs. gold/ton)                                       1.922                   1.989
                Ore grade (ozs. silver/ton)                                     106.6                   100.9
                Ounces of payable gold (000)                                      211                     197
                Ounces of payable silver (000)                                 12,054                   9,945
                Total gold equivalent ounces (1)(000 ozs.)                        372                     331






           Homestake's Production Cost per Ounce of Gold Equivalent:
                Cash operating costs (2)                                         $167                    $182
                Other cash costs                                                    3                       3
                Noncash costs                                                      43                      45
                                                                      ----------------         ---------------
                Total production costs                                           $213                    $230

(1) Gold and silver are accounted for as co-products at Eskay Creek. Silver production is converted into gold equivalent, using the ratio of the average gold market price to the average silver market price. The ratio was 74.9 ounces and 73.5 ounces of silver equals one ounce of gold equivalent for production calculations for the years ended December 31, 1996 and 1995, respectively, and 77 ounces of silver equals one ounce of gold equivalent for reserve calculations at December 31, 1996 and 1995.

(2)     For  comparison  purposes,   cash  operating  costs  per  ounce  include
        estimated third-party costs incurred by smelter owners and others to produce marketable gold and silver.

Williams Mine

         The Williams gold mine is located in the Hemlo Gold Camp 217 miles east of Thunder Bay, Ontario, adjacent to the TransCanada Highway. The mine is operated by Williams Operating Corporation ("WOC") with its own personnel. Homestake and Teck Corporation ("Teck") each own a 50% interest in WOC. The mine commenced operations in 1985.

         The property consists of 11 patented mining claims covering approximately 400 acres and one Crown mining lease. Homestake and Teck are required to provide funds equally to WOC for all costs incurred to operate the mine. Homestake and Teck have mutual rights of first refusal over each other's interest in the Williams mine and shares of WOC.

         The Williams mine is an underground operation which is accessible by a 4,300-foot shaft. The mine utilizes the longhole, open-stope mining method with cemented rock backfill. In addition, 550-650 TPD of lower-grade ore is recovered from a nearby open pit. Waste rock from the open pit is used for backfill in the underground operations. The mine has a 7,000-TPD capacity mill which operated at 7,057 TPD during 1996. The Williams and David Bell mines share one tailings basin facility located approximately two miles from the mill. Cyanidation and the CIP process are used to recover gold. Water from the tailings basin is treated during the summer months in an effluent treatment plant prior to discharge. Both mines recycle mill make-up water from the tailings pond. The facilities and equipment are modern and in good condition.

         Fresh water for the property is supplied from Cedar Creek and power is purchased from Ontario Hydro via a long-term contract. Propane for heating mine air and surface facilities is purchased under contract.

         During 1996, ore was mined primarily from the Block 3 and Block 4 zones. Definition drilling of the C-zone reserves below the pit was completed and preliminary development of production areas started. Approximately 24% of the ounces mined in 1996 were replaced by additions to ore reserves, at a lower grade than the ore mined.

         During 1996, an agreement was reached with Franco Nevada Ltd. ("Franco") in which Franco will have access to its adjacent property to carry out an exploration program via the underground workings of the Williams mine. The agreement gives WOC a right of first proposal for any mineralization which Franco may discover during its exploration activity.

         The mine will continue to operate at the average ore reserve grade for the remaining life of the operation.

         During  1996,  the  mine  operated  in  compliance   with  all  of  its
environmental permits.

         The 11 patented mining claims are subject to three net smelter royalties totaling a net effective rate of 2.08% and the Crown mining lease is subject to a net smelter royalty of .75%.

         Homestake's share of production was 205,519 ounces in 1996 compared to 202,561 ounces in 1995.

                                     Geology

         The Hemlo Gold Camp occurs within the east-west striking Heron Bay belt of metamorphosed Archean aged rocks (3.5 billion years). The steeply dipping ore bodies lie along the contact between overlying metasedimentary rocks and underlying volcanic rocks. Gold mineralization is hosted primarily by a fine-grained feldspar porphyry unit associated with pyrite, barite and molybdenite.

         Homestake has a 50% share of the following amounts:

                                     Year-end Proven and Probable Ore Reserves
                                                   (100% Basis)


                                                                           1996                     1995
                                                                      ----------------         ---------------
           Tons of ore (000)                                                   35,449                  36,765
           Ounces of gold per ton                                               0.146                   0.150
           Contained ounces of gold (000)                                       5,169                   5,497

                                            Operating Data (100% Basis)

                                                                           1996                     1995
                                                                      ----------------         ---------------
           Production Statistics:
                Tons of ore milled (000)                                        2,583                   2,608
                Mill feed ore grade (oz. gold/ton)                              0.167                   0.163
                Mill recovery (%)                                                  95                      95
                Gold recovered (000 ozs.)                                         411                     405

           Homestake's Cost per Ounce of Gold Produced:
                Cash operating costs                                             $214                    $214
                Other cash costs                                                    8                       8
                Noncash costs                                                      39                      38
                                                                      ----------------         ---------------
                Total production costs                                           $261                   $ 260

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

         The David Bell mine is an underground operation which is accessible by a 3,819-foot shaft. Production is from stopes using longhole mining methods, with cement, tailings, sand and waste rock utilized as backfill. Mill throughput was approximately 1,166 TPD in 1996. Cyanidation and CIP processes are used to recover gold. The facilities and equipment are modern and in good condition.

         Water and power supplies are the same as those at the Williams mine. Treated reclaimed process water is used to service the underground operations.

         The average width of ore at the David Bell mine is decreasing as mining progresses away from the central core of the ore body. In an effort to optimize ore extraction and to minimize development costs, stoping of narrow-width ore by longitudinal longhole retreat continued during the year. Gold production increased in 1996 as a result of higher ore grades and recoveries, partially offset by reduced mill throughput caused by mining in the deeper parts of the mine where difficult ground conditions exist.

         Approximately 72% of the ounces mined in 1996 were replaced through reserve additions. Homestake and Teck each have a 50% interest in efforts to explore and develop mineral properties within approximately two miles of the David Bell property.

         A new collective bargaining agreement with the United Steel Workers of America was signed on April 1, 1996 and is in effect through October 1998.

         During  1996,  the  mine  operated  in  compliance   with  all  of  its
environmental permits.

         The property is subject to a 3% net smelter return royalty.

         Homestake's share of production at the David Bell mine was 97,736 ounces in 1996 compared with 79,383 ounces in 1995.

                                     Geology

         See "Williams Mine - Geology."

         Homestake has a 50% share of the following amounts:

                                     Year-end Proven and Probable Ore Reserves
                                                   (100% Basis)

                                                                           1996                     1995
                                                                      ----------------         ---------------
           Tons of ore (000)                                                    5,574                   5,424
           Ounces of gold per ton                                               0.291                   0.309
           Contained ounces of gold (000)                                       1,621                   1,677

                                            Operating Data (100% Basis)

                                                                           1996                     1995
                                                                      ----------------         ---------------
           Production Statistics:
                Tons of ore milled (000)                                          427                     487
                Mill feed ore grade (oz. gold/ton)                              0.476                   0.347
                Mill recovery (%)                                                  96                      94
                Gold recovered (000 ozs.)                                         195                     159

           Homestake's Cost per Ounce of Gold Produced:
                Cash operating costs                                             $161                    $192
                Other cash costs                                                   11                      11
                Noncash costs                                                      45                      48
                                                                      ----------------         ---------------
                Total production costs                                           $217                   $ 251

Quarter Claim

         The Quarter Claim constitutes approximately one-fourth of a mining claim, which was originally part of the David Bell property, and was optioned to and subsequently acquired by Hemlo Gold Mines Inc. ("Hemlo Gold") in 1982. Hemlo Gold developed a shaft on the Quarter Claim and reserved hoisting and milling capacity of 500 TPD at its mill to process any ore found on the Quarter Claim. Homestake has a 25% net profits interest in all ore recovered from the Quarter Claim. In 1995, the net profits interest agreement was amended. The amended net profits interest is based on a deemed production rate, deemed production costs and the market price of gold. The deemed production rate is based upon committed throughput of 500 TPD multiplied by: (a) the average ore grade of the remaining Quarter Claim reserves; (b) a recovery factor and; (c) 95%.

         Homestake's share of production at the Quarter Claim was 11,362 ounces in 1996 compared with 7,140 ounces in 1995.

                                     Geology

         See "Williams Mine - Geology."

         Homestake has a 25% share of the following amounts:

                                     Year-end Proven and Probable Ore Reserves
                                                   (100% Basis)

                                                                           1996                     1995
                                                                      ----------------         ---------------
           Tons of ore (000)                                                      930                   1,113
           Ounces of gold per ton                                               0.258                   0.258
           Contained ounces of gold (000)                                         240                     287

                                            Operating Data (100% Basis)

                                                                           1996                     1995
                                                                      ----------------         ---------------
           Production Statistics:
                Tons of ore milled (000)                                          183                     115
                Mill feed ore grade (oz. gold/ton)                              0.257                   0.257
                Mill recovery (%)                                                  96                      96
                Gold recovered (000 ozs.)                                          45                      29

           Homestake's Cost per Ounce of Gold Produced:
                Cash operating costs                                             $156                    $155
                Other cash costs                                                   12                      12
                Noncash costs                                                       1                       1
                                                                      ----------------         ---------------
                Total production costs                                           $169                    $168

Snip Mine

         The Snip gold mine is located at the junction of Bronson Creek and the Iskut River, 56 air miles north of Stewart in northwestern British Columbia. In April, Prime purchased Cominco's 60% interest in the Snip mine for $39.3 million in cash. The purchase price included Cominco's share of the mine's working capital. Prime now owns 100% of the Snip mine. Through its interest in Prime, the Company has a 50.6% interest in the mine. The mine commenced operations in 1991.

         The property consists of a mining lease with a term of 30 years together with three mineral claims covering approximately 3,637 acres.

         The mine is serviced by aircraft which utilize a 4,500-foot long landing strip at the minesite. The hovercraft operation which was used to transport mine concentrates, fuel and other supplies along the Iskut and Stikine rivers between the mine and Wrangell, Alaska was discontinued in July 1996. Additional aircraft have been contracted and an all air-freight transportation system is employed currently.

         The Snip mine is an underground operation serviced by three adits and a haulageway at the 400-foot level. Mining is carried out through a combination of shrinkage, conventional and mechanized cut and fill. Backfill consists of mill tailings and crushed waste, which are pumped to the mine, and underground waste rock. The mill has a capacity of 500 TPD. Approximately 92% of the gold contained in the ore is recovered. A gravity circuit recovers about 34% of the gold and the remaining gold is recovered in flotation concentrates containing approximately ten ounces of gold per ton. The concentrates formerly were sold under a long-term contract to a third-party facility located near Stewart for final gold recovery. In September 1996, this processing facility was closed prior to the expiration of the contract. An alternative long-term contract with a Japanese smelter was finalized in November 1996 and shipments of Snip mine concentrate resumed in December 1996. Mill tailings are deposited in a tailings facility located adjacent to the mine and reclaimed water is pumped back to the mill. The facilities and equipment are modern and in good condition. Workers are on a three-week work schedule followed by three weeks off.

         Water is supplied from Bronson Creek and power is produced on site by diesel generators.

         The 1996 exploration program was successful in converting almost all of the mineralized material previously reported into proven and probable reserves (101,000 ounces of gold). Based on current milling rates and existing reserves, the mine has a projected remaining life of 2.5 years.

         In 1996, a private lawsuit was filed claiming operation of the hovercraft was harmful to fish and fish habitat. The government subsequently assumed control of the litigation. Studies previously conducted by Cominco and Prime failed to identify any significant environmental impact from the hovercraft. The mine discontinued use of the hovercraft in July 1996, and Prime was later advised that the government has decided not to pursue this matter.

         During 1996, the Snip mine had four occasions when nitrate levels in discharge water exceeded permit levels. The incidents were timely reported and remedied. No citations have been issued and none are expected. With these exceptions, the mine operated in compliance with all environmental permits.

         Homestake's share of gold production in 1996 was 101,827 ounces compared to 51,310 ounces in 1995.

                                     Geology

         The main Twin Zone ore body at the Snip mine is a 1.5 foot to 50-foot thick quartz-carbonate-sulfide-filled shear structure within a Triassic sedimentary unit. Gold primarily occurs as finely disseminated grains along pyrite grain boundaries. Other sulfides within the Twin Zone include pyrrhotite, chalcopyrite and sphalerite, with trace arsenopyrite. The vein structure has been traced over a strike length of 3,300 feet and has a known vertical extent to 1,650 feet.

                                     Year-end Proven and Probable Ore Reserves

                                                                           1996                     1995
                                                                      ----------------         ---------------
           Tons of ore (000)                                                      369                     383
           Ounces of gold per ton                                               0.722                   0.776
           Contained ounces of gold (000)                                         267                     297

                                                  Operating Data

                                                                           1996                     1995
                                                                      ----------------         ---------------
           Production Statistics:
                Tons of ore milled (000)                                          171                     187
                Mill feed ore grade (oz. gold/ton)                              0.787                   0.751
                Mill recovery (%)                                                  92                      91
                Gold recovered (1)(000 ozs.)                                      124                     128






           Homestake's Cost per Ounce of Gold Produced:
                Cash operating costs                                             $190                    $176
                Noncash costs                                                     151                      56
                                                                      ----------------         ---------------
                Total production costs                                           $341                    $232

         (1)    Includes recoverable gold contained in dore and in concentrates.

Nickel Plate Mine

         Mining and ore processing at the Nickel Plate mine, located near Hedley, British Columbia, was completed in 1996. Reclamation of the property, in accordance with a plan filed with British Columbia's regulatory agencies, is in progress. At the end of 1996, approximately 70% of the total land affected by mining activities had been reclaimed. Reclamation work includes sloping, covering with soil, and seeding all rock dumps. It will also include treating all water in the tailings impoundment prior to release into the environment. When the water treatment is complete, the plant will be removed and the approximate 80 acre plant site area will be reclaimed.

         During 1996, the property operated in compliance with all of its environmental permits.

                                     Year-end Proven and Probable Ore Reserves

                                                                           1996                     1995
                                                                      ----------------         ---------------
           Tons of ore (000)                                                 -                            940
           Ounces of gold per ton                                            -                          0.079
           Contained ounces of gold (000)                                    -                             74

                                                  Operating Data

                                                                           1996                     1995
                                                                      ----------------         ---------------
           Production Statistics (1):
                Tons of ore milled (000)                                        1,113                   1,464
                Mill feed ore grade (oz. gold/ton)                              0.078                   0.077
                Mill recovery (%)                                                  81                      81
                Gold recovered (000 ozs.)                                          70                      91

           Cost per Ounce of Gold Produced:
                Cash operating costs                                             $347                    $379
                Noncash costs                                                      46                      56
                                                                      ----------------         ---------------
                Total production costs                                           $393                    $435

          (1)   Production ceased on October 9, 1996.

AUSTRALIA

         In late 1995 and early 1996, Homestake acquired the 18.5% of HGAL that it did not already own and now owns 100% of HGAL (See "SIGNIFICANT 1997 AND 1996 DEVELOPMENTS" on page 3). HGAL is a gold mining and exploration company whose principal asset is a 50% ownership in Australia's largest gold mining operation, the consolidated surface and underground gold operations at Kalgoorlie, Western Australia.

         HGAL explores for gold in Australia and has offices in Perth and Kalgoorlie, Western Australia, Bendigo, Victoria and Orange, New South Wales.

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

         HGAL owns a 50% interest in three joint ventures in the Kalgoorlie district: the Fimiston/Paringa Venture ("FPV"), the Mt Percy Venture and the Kalgoorlie Mining Associates Venture. Subsidiaries of Normandy Mining Limited ("Normandy") own the other 50% interest. HGAL and Normandy jointly own and control Kalgoorlie Consolidated Gold Mines Pty Ltd ("KCGM"), which manages all of the operations on a consolidated basis under the direction of a joint management committee.

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

         In June 1996, the Company paid $51.4 million to Normandy to purchase all rights and entitlements under the Disproportionate Sharing Arrangement ("DSA"). In accordance with the DSA, HGAL had paid for 50% of the costs, but under certain circumstances did not receive 50% of gold production out of the first 35.8 million tons of ore mined by open-pit methods from the FPV area of the Super Pit. The Company now shares equally with Normandy in all gold produced at the Kalgoorlie operations.

         Contractors are employed to conduct the open pit mining operations, ore and concentrate haulage and some specialized services. Fresh water is supplied under allocation from the state water system and is piped 340 miles from Perth. Salt water is taken from bores and underground mines. Until September 1996, power was purchased under a number of agreements with the state power authority. A new power supply agreement has been entered into with Normandy Power Pty Ltd, a company associated with Normandy.

         During 1996, the Kalgoorlie operations had a solutions spill from one of its tailings ponds. The spill was timely reported and remediated. No citation has been issued and none is expected. With this exception, the mine operated in compliance with all environmental permits.

         No royalties are payable on production.

Super Pit

         This large open-pit mine is located along the "Golden Mile" ore bodies previously mined from underground.

         In 1996, 78.5 million tons of material were mined containing 11.8 million tons of ore, compared to 70.4 million tons mined containing 8.7 million tons in 1995. HGAL's share of Super Pit gold production, net of ounces paid to Normandy under the DSA, was 305,837 ounces in 1996 and 262,570 ounces in 1995. The increase in production in 1996 primarily was due to higher mill capacity and improved mill efficiencies as a result of the prior year's Fimiston mill expansion program and was achieved despite several power outages during 1996 which halted operations.

Mt. Charlotte

         This underground mine uses bulk mining methods and large conventional diesel powered loaders and trucks. The main production level is 3,200 feet below surface. Longhole mass-blast mining techniques are employed. Ore is crushed underground with primary crushers before being hoisted to the surface and conveyed to the Fimiston mill.

         Mill throughput increased by 19% at Mt. Charlotte during 1996 as production returned to more normal levels of operation. The prior year's production had been hampered by difficulties following a choked mass-blast of a stope pillar in the lower levels of the mine in late 1994.

         In 1996, 1.7 million tons of ore were mined from Mt. Charlotte compared to 1.4 million tons of ore mined in 1995. HGAL's share of gold production was 61,024 ounces in 1996 and 47,496 ounces in 1995.

         In February 1997, development work began on a 1.6 mile decline from surface at the northern end of the Super Pit to access from underground the upper level remnants of the Mt. Charlotte orebody and the recently delineated northern orebody. The decline is expected to be completed in the first quarter of 1998. Homestake's share of the decline's cost is estimated to be $3 million.

Mt Percy

         The Mt Percy open cuts were mined to their planned economic depth in July 1992, at which time mining ceased. Previously stockpiled low-grade Mt Percy ore is blended with non-refractory ore from the Super Pit.

         HGAL's share of gold production was 1,955 ounces in 1996 and 1,350 ounces in 1995.

Mills

         Fimiston - a 32,000-TPD mill with CIP leaching and refractory sulfide flotation circuits that processes Super Pit and Mt. Charlotte ore. Approximately $90 million (100% basis) was spent during 1995 and 1994 on an expansion program at the Fimiston mill, including a 5,000-TPD free-milling sulfide circuit to treat Mt. Charlotte ore. The increase in capacity has improved the mill's efficiency and replaced the capacity of the Oroya mill which was dismantled in 1995 to allow for further planned expansion of the Super Pit.

         Croesus - a 3,000-TPD mill with CIP and refractory sulfide flotation circuits that processes ore from the Super Pit.

         Mt Percy - a 2,500-TPD mill with a CIP circuit that processes ore from Mt Percy, the Super Pit and Mt. Charlotte.

         Gidji - a roaster complex which comprises two roasters and a CIP circuit to process all sulfide concentrates.

         The combined mills processed 12.8 million tons of ore in 1996 and 10.7 million tons in 1995.

         Cash operating costs per ounce were lower in 1996 primarily due to increased mill throughput resulting from the increased milling capacity and efficiencies following completion of the Fimiston mill expansion. Cash operating costs per ounce declined by 9% in Australian dollars. However, due to an increase in exchange rates, the decline in cash operating costs per ounce in U.S. dollars was only 2%. The mining rate at the Super Pit continued to increase in 1996 as extensive pit cutbacks were made.

         HGAL's share of gold production (net of DSA) from the consolidated Kalgoorlie operations was 368,816 ounces in 1996 compared to 311,416 ounces in 1995.

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

         HGAL has a 50% share (subject to the DSA prior to June, 1996) of the following amounts (Homestake's ownership interest in HGAL at December 31, 1996 and 1995 was 100% and 88.1%, respectively. See "SIGNIFICANT 1997 AND 1996 DEVELOPMENTS" on page 3.):

                                     Year-end Proven and Probable Ore Reserves
                                                   (100% Basis)

                                                                        1996                    1995
                                                                   ---------------         ----------------
        Tons of ore (000)                                                 196,589                  184,136
        Ounces of gold per ton                                              0.066                    0.072
        Contained ounces of gold (000)                                     12,892                   13,180






                                            Operating Data (100% Basis)

                                                                        1996                    1995
                                                                   ---------------         ----------------
        Production Statistics:
             Super Pit:
                 Tons of ore mined (000)                                   11,836                    8,670
                 Stripping ratio (waste:ore)                                5.6:1                    7.1:1
                 Tons of ore milled (000)                                  10,926                    9,186
                 Mill feed ore grade (oz. gold/ton)                         0.065                    0.067
                 Mill recovery (%)                                             87                       88
                 Gold recovered (000 ozs.)                                    612                      551

             Mt. Percy:
                 Tons of stockpiled ore milled (000)                          200                      125
                 Mill feed ore grade (oz. gold/ton)                         0.025                    0.026
                 Mill recovery (%)                                             83                       85
                 Gold recovered (000 ozs.)                                      4                        3

             Mt. Charlotte:
                 Tons of ore mined (000)                                    1,694                    1,440
                 Tons of ore milled (000)                                   1,707                    1,429
                 Mill feed ore grade (oz. gold/ton)                         0.079                    0.076
                 Mill recovery (%)                                             91                       88
                 Gold recovered (000 ozs.)                                    122                       95

             Combined Production Statistics:
                 Tons of ore mined (000)                                   13,530                   10,110
                 Tons of ore milled (000)                                  12,833                   10,740
                 Mill feed ore grade (oz. gold/ton)                         0.067                    0.068
                 Mill recovery (%)                                             88                       88
                 Gold recovered (000 ozs.)                                    738                      649


             Homestake's Consolidated Cost per Ounce of Gold
                 Produced:
                 Cash operating costs                                        $291                     $296
                 Noncash costs                                                 60                       46
                                                                   ---------------         ----------------
                 Total production costs                                      $351                     $342

CHILE

         In July 1996, Homestake and Corporacion Nacional del Cobre Chile ("Codelco"), a state-owned mining company in Chile, formed a new company, Agua de la Falda S.A. ("La Falda") to explore near Homestake's former El Hueso mine in northern Chile. Homestake and Codelco contributed property interests in the area to the new company. In addition, Codelco contributed the existing El Hueso plant which had been under lease to Homestake. Homestake owns 51% of the corporation and Codelco owns the remaining 49% interest. Homestake also conducts separate exploration programs throughout Chile. Homestake's office is in Santiago, Chile.

         La Falda holds mining properties covering approximately 8,336 acres. La Falda is developing the Agua de la Falda mine which contains 187,000 ounces of oxide reserves, and will continue drilling and metallurgical testing of the much larger Jeronimo deposit, where, to date, approximately 3.1 million tons of mineralized material, at an average grade of 0.158 ounces per ton, have been outlined. The Agua de la Falda mine is located approximately three miles northeast of the former El Hueso mine, in the Maricunga District of Chile about 600 miles north of Santiago at an elevation of approximately 12,500 feet. Access to the property is by 14 miles of dirt road.

         Construction of facilities and underground mine development for the Agua de la Falda mine commenced in late 1996. Mining commenced in January 1997 and initial production is expected in April 1997. The operations will utilize both room-and-pillar and bench-and-fill underground mining methods. The existing El Hueso facility will be used to heap leach the Agua de la Falda ore using the Merrill Crowe process. Production is estimated at 27,000 ounces during 1997 and is expected to average 40,000 to 45,000 ounces annually from 1998 through 2000.

         Water and power is purchased from Codelco.

         No royalties will be paid on the production from the current Agua de la Falda reserves. However, any ores which may be extracted from the northern area of the property are subject to royalty payment of 1.5% of net smelter returns on production of over one million ounces.

         In February 1995, the El Hueso mine closed as reserves were depleted and the 6,000 TPD crushing plant was shut down. Leaching of stockpiles continued through 1996. Reclamation of the El Hueso mine site is under way and will continue during 1997. There is little flora or fauna present in the Maricunga District, and no water sources are located nearby. Nonetheless, continued environmental monitoring will be carried out for a period of time.

                                La Falda Geology

         The La Falda property is located within the Potrerillos porphyry copper district and comprises Mesozoic marine sediments that have been overlain by Tertiary volcanics and intruded by Tertiary porphyries. Gold mineralization has been mined historically in sediments and volcanics but the new Jeronimo deposit is hosted largely by a single, permeable, gently dipping carbonate unit. The near surface portion of the new deposit is oxidized and is the basis for the new Agua de la Falda mining operation. The deeper and larger segment of the deposit is sulphidic and open and part of the zone has been drilled out to mineralized material status.

         Homestake has a 51% share of the following amounts:

               La Falda Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                                 1996
                                                                             --------------
        Tons of ore (000)                                                            1,032
        Ounces of gold per ton                                                       0.181
        Contained ounces of gold (000)                                                 187


                                     SULFUR

         Homestake owns an undivided 16.7% interest in the Main Pass 299 sulfur deposit, which at December 31, 1996 contained proven recoverable reserves of approximately 66 million long tons of sulfur. Freeport McMoRan Resource Partners, Limited Partnership ("FRP") owns a 58.3% interest in the deposit and is the operator under a joint operating agreement. IMC Fertilizer Inc. owns the remaining 25%.

         The sulfur deposit is located in the Gulf of Mexico approximately 36 miles east of Venice, Louisiana in water approximately 210 feet deep. The deposit is approximately 1,500 feet below the sea floor. A royalty of 12.5% of the wellhead value is payable under the terms of the federal sulfur leases.

         The operating agreement provides that each participant pay its share of capital and operating costs, and has the right to take its share of production in kind in proportion to its undivided interest.

         The sulfur deposit is being mined using the Frasch process, a method of extraction which injects steam to liquefy the sulfur, which is then pumped to surface. Initial sulfur production commenced in 1992 and full sulfur production levels of 5,500 TPD were reached in December 1993. Sulfur production averaged 5,500 TPD during 1996. Based on current reserve estimates, projected costs and prices, annual production is expected to average two million long tons over a remaining reserve life currently in excess of 30 years.

         FRP filters, blends, markets and delivers Homestake's share of sulfur production under an agreement having an initial term of ten years from commencement of production in 1992. Homestake can terminate the agreement by giving FRP two years notice.

         In response to a weakening sulfur market, Main Pass 299 operations have temporarily reduced production and sales volumes. Homestake's realized sales price for sulfur is a blend of various market prices, including the Tampa market, and is net of a 2.625% marketing fee.

         At December 31, 1996 the Company's investment in the Main Pass 299 sulfur mine was approximately $110 million. In accordance with the Company's accounting policy for reviewing the recoverability of its investment in operating mines, the Company has estimated future Main Pass undiscounted net cash flows based on its share of proven reserves, estimated future sales prices (considering historical and current prices, price trends and related factors), production, capital and reclamation costs.

         In estimating its future undiscounted net cash flows, the Company has assumed an average future sales price for sulfur of approximately $70 per ton over the expected remaining 30 year life of the mine. The current market for sulfur is depressed. However, during the past 10 years the market for sulfur has been cyclical with prices (Tampa market) ranging between $50 and $142 per ton and averaging over $99 per ton. During the years ended December 31, 1996 and 1995, the Company realized prices of $60 and $68 per ton, respectively. Although the Company does not expect significant improvement in sulfur prices during 1997, the Company believes that future prices over the life of this mine will be sufficient to recover its investment. This view is based on the historical volatility of sulfur prices and on the low operating cost structure of the Main Pass mine.

         Estimates of future cash flows are subject to risks and uncertainties and it is possible that changes could occur in the near term, which may affect the recoverability of the Company's investment in the Main Pass operations. If the sulfur market remains depressed for a period of time, the Company may not be able to recover all of its investment in the Main Pass mine and future write-downs of up to $110 million may be required.

         During sulfur exploration, oil and gas were discovered overlying the sulfur deposit. In 1990, the participants acquired the oil and gas rights from Chevron USA Inc.

         The federal oil and gas lease requires a 16.7% royalty payment based on wellhead value. In addition, Chevron retained the right to share in the proceeds of future production should the price or volume realized exceed those which were used by the parties as the basis for determining the purchase price.

         Oil and gas production, which peaked during 1992, is expected to continue to decline over the next few years. Oil production (100% basis) totaled
3.9 million barrels in 1996 compared to 4.5 million barrels in 1995. Homestake's share of remaining recoverable oil reserves at December 31, 1996 is estimated to be 1.5 million barrels after adjusting for the federal royalty and future production due to Chevron. The remaining carrying value of Homestake's investment in the Main Pass 299 oil and gas property is $5.7 million at December 31, 1996.

         Homestake has a 16.7% share of the following amounts:

                    Year-end Proven and Recoverable Reserves
                                  (100% Basis)

                                                                        1996                    1995
                                                                   ---------------         ----------------
        Tons of sulfur (000)                                               66,182                   68,130
        Barrels of oil (000)                                               12,751                   15,873

                       Production Statistics (100% Basis)

                                                                        1996                    1995
                                                                   ---------------         ----------------
        Tons of sulfur (000)                                                1,950                    2,190
        Barrels of oil (000)                                                3,900                    4,535

                            Homestake's Per Unit Data

                                                                        1996                    1995
                                                                   ---------------         ----------------
        Average Sales Realization:
             Per ton of sulfur                                                $60                      $68
             Per barrel of oil                                                 19                       16

        Production Costs:
             Sulfur cash operating costs per ton                              $57                      $55
             Sulfur noncash costs per ton                                      11                       11
                                                                   ---------------         ----------------
             Total production costs                                           $68                      $66

             Oil cash operating costs per barrel                              $ 5                      $ 5
             Oil noncash costs per barrel                                       7                        8
                                                                   ---------------         ----------------
             Total production costs                                           $12                      $13

                       MINERAL EXPLORATION AND DEVELOPMENT

         Total exploration expenses, including in-mine grass roots exploration at Homestake's operating mines, amounted to $45.4 million in 1996 and $27.5 million in 1995. The current level of exploration spending is expected to continue in 1997. Expenses related to the in-mine definition drilling at Homestake's operating mines totaled an additional $5.0 million in 1996 and $7.2 million in 1995. In-mine definition drilling expenses are included in the individual mine property operating expenses and cost per ounce calculations.

United States

         United States exploration expenses totaled $11.9 million in 1996 and $12.8 million in 1995. Domestic exploration expenses in 1997 are expected to be $13.3 million, including $2 million at the equity-accounted Pinson Partnership.

         Exploration at the Ruby Hill Project expanded into several areas surrounding the West Archimedes deposit during 1996. Drilling beneath the West Archimedes oxide deposit encountered deep, thick intercepts of disseminated gold mineralization. The mineralization is hosted by several carbonate units and is sulfide bearing. There are sections of higher-grade material present and follow-up drilling is underway. Exploration expenditures totaled approximately $2.9 million during the year and $1.8 million of exploration expenditures are planned for 1997. Permitting for mining the West Archimedes oxide deposit proceeded as scheduled and construction began in February, 1997. Once in full operation, Ruby Hill will produce approximately 105,000 ounces of gold annually at an estimated total cash cost of approximately $140 per ounce.

         Exploration drilling was conducted on several other Nevada prospects during the year including the White Pine and Mountain View projects but the results did not warrant further work by Homestake.

         At the Pinson Partnership, Homestake and Barrick have committed to a substantial exploration program over the next several years to test the deeper potential of the 24,500 acre property. Homestake has budgeted $2 million for its share of 1997 expenditures.

         During 1996, exploration drilling continued at the Homestake mine in the vicinity of the Open Cut. The program is now complete and resulted in defining additional mineralized material. The operation currently is in the process of evaluating various mining alternatives to access this material. Expenditures totaled $.8 million in 1996. Homestake is budgeting $.7 million in 1997 for exploration in and around the Homestake mine.

International

         Homestake  also   investigates   and  evaluates  gold  exploration  and
acquisition opportunities internationally. International exploration expenses totaled $33.5 million in 1996.

         Homestake explores for gold reserves throughout Canada. Under a three-year agreement entered into in 1995, Homestake and Prime jointly fund and participate (51% Homestake and 49% Prime) in the Canadian exploration program. All of Homestake's Canadian exploration activities, with the exception of the areas surrounding current operating mines and certain previously active exploration properties, are conducted in accordance with this agreement.

         At Eskay Creek, surface exploration drilling north of the mine during 1996 discovered additional ore-grade mineralization in both the NEX and Hangingwall zones. Further drilling is planned for 1997, both on the surface and underground to test the down-dip extensions of the NEX and Hangingwall zones which have now been intersected over 900 feet north of the previously identified ore zones. The 1996 exploration programs totaled $3.8 million, and $1.9 million is budgeted for 1997.

         Several phases of drilling were completed during 1996 by Minvita Enterprises (7% owned by Homestake and Prime) and Teuton Resources (6% owned by Homestake and Prime) on Teuton and Minvita's jointly owned Clone property in British Columbia. Results from the drilling programs were insufficient to justify further investment by Homestake for additional exploration in 1997. The carrying values of the investments in Teuton and Minvita were reduced to market at December 31, 1996 resulting in a $1.5 million charge to 1996 pretax earnings.

         At the Agua de la Falda property in Chile, Homestake has continued its exploration of the Jeronimo zone and has completed a feasibility study and is developing the oxide portion of this deposit in conjunction with Codelco (see "CHILE" on page 27). The majority of the mineralization in the Jeronimo zone is accompanied by pyrite and other sulfides. To date, approximately 3.1 million tons of mineralized material, at an average grade of 0.158 ounces per ton, have been outlined at the Jeronimo discovery, and drilling is continuing. Exploration expenditures totaled $5.5 million during 1996 and $2.5 million is budgeted for 1997.

         At the El Foco project in Bolivar State, Venezuela, Homestake drill-tested several gold-in-soil targets at the northern end of the property. Ore grade intercepts in both bedrock and overlying saprolite were discovered in the A-8 target area but, to date, the exploration has not delineated a commercially viable deposit. Exploration expenditures on this property totaled $3.3 million in 1996 and $2 million is budgeted for 1997.

         During 1996, Homestake and Franc-Or Resources Ltd entered into an agreement whereby Homestake can earn up to a 70% interest in the St. Pierre Project in French Guiana. Homestake is the operator. During the year, Homestake enlarged the gold-in-soil target area and drill testing commenced. Expenditures amounted to $1.3 million in 1996 and $2 million is budgeted for 1997.

         During 1996, Homestake managed twelve projects throughout Australia, including Junction Reefs in New South Wales, and participated in four other Australian joint ventures. Homestake's share of expenditures amounted to $7.9 million in 1996 and $7.6 million is budgeted for 1997, including $2.2 million for in-mine grass roots exploration at Kalgoorlie. Total in-mine grass roots exploration at Kalgoorlie totaled $2.7 million in 1996.

                      GLOSSARY AND INFORMATION ON RESERVES

GLOSSARY

         The following terms used in the preceding discussion mean:

         "Cash operating costs" are costs directly related to the physical activities of producing gold, and include mining, processing and other plant costs, deferred mining adjustments, third-party refining and smelting costs, marketing expenses, on-site general and administrative costs, in-mine drilling expenditures that are related to production and other direct costs, but exclude depreciation, depletion and amortization, corporate general and administrative expense, mineral exploration expense, royalties, federal and state income and production taxes, Canadian mining taxes, financing costs and accruals for final reclamation.

         "Other cash costs" are costs that are not related to, but may result from, gold production activities, and include royalties and federal and state production taxes, but excludes Canadian mining taxes.

         "Total cash costs" are the sum of cash operating costs and other cash costs.

         "Noncash costs" are costs that are typically accounted for ratably over the life of an operation and include depreciation, depletion and amortization of capital assets, accruals for the costs of final reclamation and long-term monitoring and care that are usually incurred at the end of mine life, and the amortization of the economic cost of property acquisitions, but exclude amortization of deferred tax purchase adjustments relating to property acquisitions established in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."

         "Total production costs" is the sum of cash operating costs, other cash costs and noncash costs.

         "In-situ deposit" refers to reserves still in the ground. This does not include previously mined stockpiled reserves that are being stored for future processing.

         "Mineral deposit" and/or "Mineralized material" is gold-bearing material that has been physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation. While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material has established geologic continuity, but cannot be classified in the reserves category until final technical, economic and legal factors have been determined and the project containing the material has been approved for development. Under United States Securities and Exchange Commission standards, a mineral deposit does not qualify as a reserve unless the recoveries from the deposit are expected to be sufficient to recover total cash and noncash costs for the mine and related facilities.

         "Run-of-mine ore" is mined ore which has not been subjected to any pretreatment, such as washing, sorting or crushing, prior to processing.

         "Stripping ratio" is the ratio of the number of tons of waste to the number of tons of ore extracted at an open-pit mine.

         "Tonnage" and "grade" refer, respectively, to the quantity of reserves and mineralized material and the amount of gold (or other products) contained therein and include, in the case of reserves, estimates for mining dilution but not for other processing losses.

         "Tons" means short tons (2,000 pounds) unless otherwise specified.

         "Adit" or "Portal" is a tunnel driven into a mountainside providing access to an ore deposit.

INFORMATION ON RESERVES

      Gold

         The proven and probable gold ore reserves stated in this report reflect estimated quantities and grades of gold in in-situ deposits and in stockpiles of mined material that Homestake believes can be recovered and sold at prices sufficient to recover the estimated future cash costs of production and remaining investment. The estimates of cash costs of production are based on current and projected costs. Estimated mining dilution has been factored into the reserve calculation. The Company used a spot price of $375 per ounce of gold in its mine-by-mine evaluation of mining properties and investments at December 31, 1996.

      Silver

         The proven and probable silver ore reserves have been calculated on the same basis as gold ore reserves and were based on a spot price of $5 per ounce of silver.

      Sulfur

         Homestake's proved sulfur reserves represent the quantity of sulfur in the Main Pass 299 deposit for which geological, engineering and marketing data give reasonable assurance of recovery and sale under projected economic and operating conditions at prices sufficient to cover the estimated future cash costs of production and the remaining investment.

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

      Estimation of Reserves

         Gold and silver reserves are estimated for each of the properties operated by Homestake based upon factors relevant to each deposit. Gold ore reserves for those properties not operated by Homestake are based on reserve information provided to Homestake by the operator. Homestake has reviewed but has not independently confirmed the information provided by these operators.

         The sulfur and oil reserves at Main Pass 299 are based on information provided by the operator. Homestake reviewed the initial reserve data with independent consultants. Homestake has reviewed subsequent adjustments to these reserves but has not independently confirmed the reserve adjustments provided by the operator.

      Other Information

         Ore reserves are reported as general indicators of the life of mineral deposits. Changes in reserves generally reflect (i) efforts to develop additional  reserves;  (ii) depletion of existing  reserves through  production;
(iii) actual mining experience; and (iv) price forecasts. Grades of ore actually processed from time to time may be different from stated reserve grades because of geologic variation in different areas mined, mining dilution, losses in processing and other factors. Recovery rates vary with the metallurgical and other characteristics and grade of ore processed.

         Neither reserves nor projections of future operations should be interpreted as assurances of the economic life of mineral deposits or of the profitability of future operations.

                              ENVIRONMENTAL MATTERS

General

         Homestake has made significant capital expenditures to minimize the effects of its operations on the environment. Capital expenditures primarily are for the purchase or development of environmental monitoring equipment and containment of waste. In 1996, these expenditures totaled approximately $7 million compared to $4 million in 1995. Homestake estimates that during 1997, capital expenditures for such purposes will be approximately $12 million and that during the five years ending December 31, 2001, such capital expenditures will be approximately $30 million.

         Homestake also incurs significant operating costs in order to protect the environment. Operating costs include current reclamation costs, costs for environmental monitoring and studies to identify and quantify environmental impacts, if any, and accruals for future reclamation expenditures. Such additional costs totaled approximately $17 million in 1996, compared with approximately $15 million in 1995, not including related depreciation expense of $3 million and $5 million, respectively. Homestake estimates that environmental and related operating and depreciation costs in 1997 will approximate the 1996 amounts. The above amounts exclude expenditures related to the Company's discontinued uranium operations.

         Under applicable law and the terms of permits under which Homestake operates, Homestake is required to reclaim land disturbed by its operations. In the mining industry, most reclamation work takes place generally after mining and related operations terminate. Homestake charges reclamation costs incurred in connection with its exploration activities as expenses in the year in which incurred. For mining operations, Homestake provides for final reclamation on a units-of-production basis over the individual operating mine lives. In addition, Homestake has adopted a policy of conducting reclamation concurrently with mining operations where practical. As a result, an increasing amount of reclamation is being conducted simultaneously with mining. At December 31, 1996 and 1995, Homestake had accrued a total of $55.4 million and $56.4 million, respectively, for future reclamation and related costs.

         Homestake's operations are conducted under permits issued by regulatory agencies. Many permits require periodic renewal or review of their conditions.
Homestake cannot predict whether it will be able to renew such permits or whether material changes in permit conditions will be imposed.

RCRA

         The EPA has not yet issued final regulations for management of mining wastes under the Resource Conservation and Recovery Act ("RCRA"). The ultimate effects and costs of compliance with RCRA cannot be estimated at this time.

CERCLA

         The United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), requires the EPA to list known or threatened releases of hazardous substances, pollutants or contaminants. In 1983, the EPA began publishing the NPL. The listing of a site does not constitute a determination that any remedial action is required, nor that any person is liable for any remedial action or environmental damage. CERCLA imposes heavy liabilities on any person who is responsible for an actual or threatened release of any hazardous substance, including liability for oversight costs incurred by the EPA. Legislative proposals and congressional hearings for CERCLA reauthorization have occurred in 1994 through 1996. CERCLA reauthorization is expected to be enacted in 1997.

Whitewood Creek

         Deposits of mine rock tailings on lands along an 18-mile stretch of Whitewood Creek in western South Dakota formerly constituted a site on the NPL. The EPA asserted that discharges of tailings by mining companies, including Homestake, beginning in the nineteenth century, contaminated the soil and stream bed.

         In August 1990, Homestake signed a consent decree with the EPA in United States of America v. Homestake Mining Company of California, (U.S. District Court, W.D., S.D., Civil Action 90-5101). The consent decree required Homestake to carry out remedial work and monitoring of the site at Homestake's expense and to reimburse the EPA for oversight costs. The decree also provided for the three counties in which the property is located to enact institutional controls which would limit the future use of the properties included within the area of the site. Remedial field work was completed in 1993. Institutional control ordinances prepared with the assistance of the Company were adopted in all three of the affected counties. The consent decree was terminated by the Court on January 10, 1996 and the site was deleted from the NPL on August 13, 1996.

         In connection with the program to implement institutional controls, the Company decided to offer to purchase all properties along Whitewood Creek that were affected by the institutional controls. Approximately $2 million has been spent to acquire property at the site from 11 landowners. Negotiations are continuing to acquire more of the site. The Company estimates that the total cost for purchasing all of the affected property would be approximately $6 million. These costs are expensed as and when incurred.

         In 1983, the State of South Dakota filed claims against Homestake for natural resources damages resulting from the release of tailings into the Whitewood Creek site. The State has taken no action to pursue the claims.

Grants Tailings

         Homestake's closed uranium mill site near Grants, New Mexico is listed on the NPL. The EPA asserted that leachate from the tailings contaminated a shallow aquifer used by some of the residents in adjacent residential subdivisions. Homestake paid the cost of extending the municipal water supply to the subdivisions. Homestake also has operated a water injection and collection system since 1976 that has significantly improved the quality of the aquifer. The estimated costs of continued remediation are included in the accrued reclamation liability. Homestake has settled with the EPA concerning its oversight costs for this site and no additional oversight costs are accruing. Homestake signed a Consent Decree with the EPA related to the ground water issues and an Administrative Order on Consent ("AOC") for radon studies of the adjacent subdivisions. The work required by the Consent Decree and AOC has been completed and both have been terminated.

         Under Nuclear Regulatory Commission ("NRC") regulations, the decommissioning of the uranium mill tailings facilities is in accordance with the provisions of the facility's license. The facility license sets the closure of the two tailings impoundments as 1996 and 2001, subject to extension under certain circumstances. An extension has been requested for a final closure date to allow for dewatering of the tailings prior to final closure. No difficulties are anticipated in obtaining the extension. The NRC and EPA signed a Memorandum of Understanding in 1993 which has established the NRC as the oversight and enforcement agency for decommissioning and reclamation of the site. Mill decommissioning was completed in 1994 and final closure of the Grants large tailings site is scheduled for completion in 2003. During 1996, the Company incurred approximately $3.5 million of reclamation expenditures at the Grant's facility and an additional $4.1 million is planned to be expended during 1997.

         Title X of the Energy Policy Act of 1992 (the "Act") and subsequent amendments to the Act authorized appropriations of $335 million to cover the Federal Government's share of certain costs of reclamation, decommissioning and remedial action for by-product material (primarily tailings) generated by certain licensees as an incident of uranium sales to the Federal Government. Reimbursement is subject to compliance with regulations of the Department of Energy ("DOE"), which were issued in 1994. Pursuant to the Act, the DOE is responsible for 51.2% of the past and future costs of reclaiming the Grants site in accordance with Nuclear Regulatory Commission license requirements. Through December 31, 1996 the Company has received $14.2 million from the DOE and the accompanying balance sheet at December 31, 1996 includes an additional receivable of $16.2 million for the DOE's share of reclamation expenditures made by the Company through 1996. The Company believes that its share of the estimated remaining cost of reclaiming the Grants facility, net of estimated proceeds from the ultimate disposals of related assets, is fully provided in the financial statements at December 31, 1996.

         In 1983, the State of New Mexico filed claims against Homestake for natural resource damages resulting from the Grants site. The State has taken no action to pursue the claims.

Lead

         Prior to May 1986, Homestake Lead Company of Missouri ("HLCM"), a wholly-owned subsidiary of the Company, was a joint venturer and partner with subsidiaries of AMAX, Inc. ("AMAX") in the production of lead metal and lead concentrates in Missouri. In May 1986, HLCM acquired AMAX's interest in the Missouri facilities and operations and agreed to assume certain limited liabilities of AMAX in connection with the Missouri facilities. In November 1986, HLCM entered into a partnership, The Doe Run Company ("Doe Run"), with subsidiaries of Fluor Corporation ("Fluor"), under which HLCM and the Fluor subsidiaries combined their existing United States lead businesses. In May 1990, HLCM sold its interest in Doe Run to Fluor.

         In June 1991, HLCM and AMAX were notified of a potential claim by the Jackson County, Mississippi Port Authority for contamination of soil and water alleged to have resulted from storage and shipment of lead dross at the Port of Pascagoula prior to the formation of Doe Run; since that time, a number of other lead producers and former lead producers have also been so notified. Homestake and other companies are working with the Port of Pascagoula to address the potential lead contamination situated on certain property held by the Port Authority. The Port of Pascagoula is taking primary responsibility for conducting an investigation of the site, but the Port of Pascagoula also has made claims for reimbursement against customers whose material was stored at and shipped through the site. As a result of subsequent investigations conducted by the Company and others, the Company believes that most of the material at the Pascagoula site, as well as the material primarily responsible for any contamination, is lead concentrate. Based on a review of shipping records to date, less than half of the lead concentrate shipped through the Port of Pascagoula was produced and sold for the account of the Company. The State of Mississippi Department of Environmental Quality is, through regulatory oversight, reviewing the investigation efforts and remediation plans that are being developed by the Port Authority. Based on information currently available, the Company believes the remediation costs should not exceed $1 million. The Company's position is that the Port is primarily responsible for the cost of remediation as owner of the property and as lessor with the ability to control the activities of the stevedoring company, and also because the Port contributed to the contamination by moving stored material. The Company believes that any future costs it may incur in connection with this matter will not be material.

Foreign Operations

         Homestake believes that its foreign operations comply with applicable laws, regulations and permit conditions and has no knowledge of any significant environmental liability or contingent liability resulting from its foreign operations. Homestake expects that environmental constraints in foreign countries will become increasingly strict.

                                    CUSTOMERS

         Sales to individual customers exceeding 10% of Homestake's consolidated revenues are stated below. Homestake believes that the loss of any of these customers would not have a material adverse impact on Homestake because of the active worldwide market for gold.

                                    1996               1995
                               ----------------   ----------------
                                        ($ in Thousands)
          Customer A               $   129,000        $    92,000
                   B                   117,000            102,000
                   C                    77,000
                   D                    77,000
                   E                                      101,000
                   F                                       91,000


                                CREDIT FACILITIES

         See  note  13  "Long-term  Debt"  on  page  71  in  the  Notes  to  the
Consolidated   Financial   Statements  for  details  of  the  Company's   credit
facilities.

                                    EMPLOYEES

         The number of full-time employees at December 31, 1996 of Homestake and its subsidiaries was:

           Homestake mine (1)                                            957
           McLaughlin mine                                               128
           Ruby Hill mine                                                  9
           Nickel Plate mine                                              20
           Eskay Creek mine                                               72
           Snip mine                                                     178
           Agua de la Falda mine (1)                                      29
           United States corporate staff and other                        75
           Canada exploration and corporate staff                         31
           HGAL exploration and corporate staff                           25
           United States exploration                                      21
           Santa Fe mine                                                   2
           Uranium                                                         7
           Chile exploration and corporate staff                          14
                                                                   -----------
                Total                                                  1,568

         The number of full-time employees at December 31, 1996 in jointly-owned operations in which Homestake participates was:

           Kalgoorlie Consolidated Gold Mines Pty Ltd (1)              1,022
           Williams Operating Corporation                                616
           Round Mountain mine                                           588
           Teck-Corona Operating Corporation (1)                         245
           Pinson Mining Company                                          98
           Marigold Mining Company                                       103
           Main Pass 299                                                 193
                                                                 -------------
                Total                                                  2,865

         (1) Operations where a portion of the employees are represented by a labor union.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, their ages at December 31, 1996, their business experience and principal occupations during the past five years and their business backgrounds are:

         Jack E. Thompson - President and Chief Executive Officer since May 1996, age 46. He was President and Chief Operating Officer of the Company from August 1994 until May 1996, and from August 1994 to June 1995, he was also Chairman of Prime. He was Executive Vice President, Canada of the Company and President of Prime from 1992 through August 1994. He also was President of North American Metals Corp. from 1988 until 1993. He is a mining engineer with over 26 years of experience in mining and mine management.

         Gene G. Elam - Vice President, Finance and Chief Financial Officer since September 1990, age 57. Before joining Homestake, he was Senior Vice President, Administrative Services of Pacific Gas and Electric Company from
April 1989 through August 1990 and was Vice President and Controller from January 1987 through March 1989. He was President and Chief Executive Officer of The Pacific Lumber Company from 1982 to 1986, President in 1980 and 1981, and Chief Financial Officer from 1972 until 1980. He is a certified public accountant with over 35 years of experience in accounting and finance.

         Lee A. Graber - Vice President,  Corporate  Development since 1983, age
48. From 1980 to 1983, he was Manager, Corporate Development and Planning. He has over 26 years of experience in finance and corporate development.

         Wayne Kirk - Vice President, General Counsel and Secretary since September 1992, age 53. He was a partner in Thelen, Marrin, Johnson & Bridges from 1976 to 1992. He has practiced law for more than 27 years.

         Gregory A. Lang - Vice President, Development since March 1997, age 41. He was the Vice President of Homestake International Minerals Limited from June 1996 until March 1997, and was General Manager, Project Development from January 1996 until June 1996 as well as General Manager of the Ruby Hill project from October 1994 through June 1996, and was General Manager of the Nickel Plate mine from 1993 until October 1994. He joined Homestake in 1992 as Resident Manager of the Santa Fe mine, a positon he had held with International Corona Corporation since 1988. He is a mining engineer with over 19 years of experience in mining and mine management.

         Gillyeard J. Leathley - Vice President,  Operations since May 1995, age
59. He joined Homestake in 1992 as Vice President, Canadian Operations. Prior to joining Homestake, he was Senior Vice President, Operations for International Corona Corporation from 1986 to September 1992. He has over 39 years of experience in mining and mine management.

         Donald W. T. Lewis - Vice President,  Evaluations since March 1997, age
39. He was Director, North American Exploration/Evaluations from January 1996 until March 1997. He joined Homestake in 1992 as Director, Project Generation. Prior to joining Homestake he was Exploration Manager - Western Canada for International Corona Corporation from 1989 until 1992. He is a geologist with more than 17 years of professional experience.

         William F. Lindqvist - Vice President, Exploration since August 1995, age 54. He rejoined Homestake from Newcrest Mining Company, where he was Executive General Manager, Exploration. He was Vice President, Exploration at Homestake from 1990 through 1992. He is a geologist with more than 26 years of professional experience.

         Stephen A. Orr - Vice President, U.S. Operations since December 1996, age 41. He was the General Manager of the Homestake mine from January 1995 until December 1996, and was Operations Manager from 1993 to 1995 and Manager, Mine Engineering from 1992 to 1993. He was a Financial Analyst in the Corporate Finance Department from 1990 to 1992. He has been with Homestake since 1981 and has over 19 years of experience in mining and mine management.

         Ronald D. Parker - Vice President Canada and President, Homestake Canada Inc. since August 1994, age 46. He also has been President and Chief Executive Officer of Prime since August 1994. He was the Resident General Manager of the McLaughlin mine from 1988 until August 1994. He is an engineer with over 25 years of experience in mining and mine management.

         David W. Peat - Vice President and Controller  since December 1995, age
44. He was Controller of the Company from 1992 through November 1995. Prior to joining Homestake in 1992, he was Vice President, Controller for International Corona Corporation. He is a chartered accountant with over 20 years of accounting and finance experience.

         Richard A. Tastula - Vice  President,  Australia since August 1995, age
53. He has been Managing Director of Homestake Gold of Australia Limited since 1993, and was Director of Operations from 1991 to 1993. For 23 years prior to that time, he held various positions with Western Mining Corporation, Limited. He has over 31 years of experience in mining and mine management.

         Jan P. Berger - Treasurer since August 1992, age 41. He has been with Homestake since 1989, first as Senior Financial Analyst and from 1991 to 1992 he was Manager, Internal Audit. Prior to joining Homestake, he was an analyst for Bechtel Financing Services Inc. Before Bechtel, he worked as an engineering and exploration geologist in the consulting and petroleum industries. He has over 16 years of experience in exploration and finance.

         No officer is related to any other officer by blood, marriage or adoption.

         Officers are elected to serve until the next annual meeting of the Board of Directors at which officers are elected or until their successors are chosen.

         No arrangement or understanding exists between any officer and any other person under which any officer was elected.

                               ITEM 2 - PROPERTIES

         See Item 1 - Business.

                           ITEM 3 - LEGAL PROCEEDINGS

         Certain environmental proceedings in which the Company is or may become a party are discussed on pages 35 through 38 under the caption "ENVIRONMENTAL MATTERS."

         The Company and its subsidiaries are defendants in various legal actions in the ordinary course of business. In the opinion of management, such matters will be resolved without material affect on the Company's financial condition.


          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None

                                     PART II

          ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                               STOCKHOLDER MATTERS

a. The common stock of Homestake Mining Company is registered and traded principally on the New York Stock Exchange under the symbol "HM." It is also listed and traded on the Australian Stock Exchange and in Switzerland on the Basel, Geneva and Zurich stock exchanges under the same symbol.

b. The number of holders of common stock of record as of March 11, 1997 was 22,806.

c. Information about the range of sales prices for the common stock and the frequency and amount of dividends declared during the past two years appears in the tables on pages 86 included under Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. Information about certain restrictive covenants under the Company's line of credit appears in note 13 entitled "Long-term Debt" on page 71 in the Notes to Consolidated Financial Statements included under Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

d. Reference is hereby made to the note 19 entitled "Shareholders' Equity" on page 77 in the Notes to Consolidated Financial Statements included under Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


e. The Registrant did not sell any securities during 1996 that were not registered under the Securities Act of 1933.

                        ITEM 6- SELECTED FINANCIAL DATA

                            Five-Year Selected Data
      (Dollar amounts in thousands, except per share and per ounce amounts)

                                                   1996             1995             1994             1993             1992
                                               -------------    --------------   --------------   --------------   -------------
Operations
----------
Revenues                                         $  766,936      $    746,365     $    705,487       $  722,228     $   683,520
                                               -------------    --------------   --------------   --------------   -------------
Production costs                                    475,333           481,886          447,129          454,623         470,374
Depreciation, depletion and amortization            112,353            99,602           76,171          103,377         117,483
Administrative and general expense                   36,965            37,283           38,159           40,553          48,514
Exploration expense                                  45,382            27,541           21,347           17,457          27,798
Interest and other expense                           25,219            14,587           16,868           13,639          19,114
Write-downs and restructuring costs                                                                      24,183         178,732
Income and mining tax expense (credit)               26,333            39,141           18,880           12,775          (2,889)
Minority interests                                   15,070            15,998            8,917            3,127             230
                                               -------------    --------------   --------------   --------------   -------------
                                                    736,655           716,038          627,471          669,734         859,356
                                               -------------    --------------   --------------   --------------   -------------

Net income (loss)                                $   30,281 (1)  $     30,327     $     78,016 (2)   $   52,494 (3)   ($175,836)(4)
                                               =============    ==============   ==============   ==============   =============

Per Share
---------
Net income (loss)                                $     0.21 (1)  $       0.22     $       0.57 (2)   $     0.38 (3)  $    (1.31)(4)
                                               =============    ==============   ==============   ==============   =============
Dividends paid                                   $     0.20      $       0.20     $       0.18       $     0.10      $     0.20
                                               =============    ==============   ==============   ==============   =============

Financial Position
------------------
Cash and short-term investments                  $  219,757      $    212,373     $    205,180       $  134,719      $   71,064
Other current assets                                159,591           156,344          137,619          103,491         108,288
Property, plant and equipment - net               1,007,030           846,776          808,221          830,228         911,588
Other long-term assets                               95,730           106,140           50,948           52,812          54,229
                                               -------------    --------------   --------------   --------------   -------------
Total assets                                     $1,482,108      $  1,321,633      $ 1,201,968       $1,121,250      $1,145,169
                                               =============    ==============   ==============   ==============   =============

Current liabilities                              $  116,731      $     98,421      $    96,895       $  104,350      $  155,894
Long-term debt                                      185,000           185,000          185,000          189,191         205,174
Other long-term obligations                         114,168           120,418          110,719           93,674          88,002
Deferred income and mining taxes                    201,454           189,925          136,274          164,030         162,587
Minority interests                                   96,203            92,012           84,310           54,761          68,074
Shareholders' equity                                768,552           635,857          588,770          515,244         465,438
                                               -------------    --------------   --------------   --------------   -------------
Total liabilities and shareholders'
      equity                                     $1,482,108      $  1,321,633       $1,201,968       $1,121,250      $1,145,169
                                               =============    ==============   ==============   ==============   =============

Ratios
------
Debt to equity                                          24%               29%              31%              37%             53%
Return on shareholders' equity                           4%                5%              14%              11%           (31)%

Capital Expenditures                             $  105,923      $     80,979       $   88,654       $   57,825      $   63,453
--------------------

Operating Statistics
--------------------
Gold production (thousands of ounces)                 1,968             1,877            1,696            1,918           1,912
Average gold price realized per ounce                  $389              $386             $384             $359            $348
Total cash costs per ounce                             $248              $257             $252             $229            $246

Reserves
--------
Gold (millions of ounces)                              20.4              21.5             17.9             18.4            17.3
Eskay Creek silver (millions of ounces)                56.1              47.4             51.5             55.1
Sulfur (millions of long tons)                         11.0              11.4             11.7             11.0            11.2






  (1) Includes income of $24 million or $0.16 per share from a reduction in the Company's accrual for prior year income taxes, a foreign currency exchange loss on intercompany advances of $7.4 million ($8.9 million pretax) or $0.05 per share primarily related to the Company's Canadian-dollar denominated advances to HCI, write-downs of $8.3 million ($9 million pretax) or $0.06 per share in the carrying value of investments in mining company securities, costs of $2.8 million ($3.4 million pretax) or $0.02 per share related to the now terminated proposed merger with Santa Fe, and proceeds of $4.9 million ($5.5 million pretax) or $0.03 per share from a litigation recovery.

  (2) Includes a gain of $12.6 million ($15.7 million pretax) or $0.09 per share on the sale of the Company's interest in the Dee mine and a gain of $11.2 million (no tax expense) or $0.08 per share on dilution of the Company's interest in Prime.

  (3) Includes expense of $12.8 million ($16 million pretax) or $0.09 per share for the write-down of oil assets at Main Pass 299 and expense of $6.8 million ($8.2 million pretax) or $0.05 per share for restructuring and business combination costs.

  (4) Includes expense of $117.7 million ($130.3 million pretax) or $0.87 per share for write-downs of certain mining properties and investments and expense of $32.3 million ($48.4 million pretax) or $0.24 per share for restructuring and business combination costs.


                ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unless specifically stated otherwise, the following information relates to amounts included in the consolidated financial statements, without reduction for minority interests, and includes the Company's interests in mining partnerships accounted for using the equity method. Effective January 1, 1996 Homestake adopted the "Gold Institute Production Cost Standard" for reporting of per ounce production costs. All per ounce production costs in this Form 10-K are presented on this basis.)

RESULTS OF OPERATIONS

Homestake Mining Company ("Homestake" or the "Company") recorded net income of $30.3 million or $0.21 per share during 1996 compared to net income of $30.3 million or $0.22 per share during 1995 and $78 million or $0.57 per share during 1994. After adjusting for one-time nonrecurring items of $10.4 million or $0.07 per share, the 1996 earnings reflect higher gold production and sales volumes, higher gold prices and lower per ounce total cash costs, offset by higher depreciation charges, substantially increased exploration expenditures and lower returns from the Main Pass 299 sulfur operations. Nonrecurring items in 1996 included a $24 million reduction in the Company's accrual for prior year income taxes, $5.5 million ($4.9 million after tax) of proceeds from a litigation recovery, foreign exchange losses of $8.9 million ($7.4 million after tax) primarily on advances to Homestake's wholly-owned subsidiary, Homestake Canada Inc. ("HCI"), the write-down of mining investments by $9 million ($8.3 million after tax), and expenses of $3.4 million ($2.8 million after tax) related to Homestake's now terminated proposed combination with Santa Fe Pacific Gold Corporation ("Santa Fe"). The decrease in net income in 1995 from 1994 reflects nonrecurring gains in 1994 of $23.8 million or $0.17 per share compared to nonrecurring gains in 1995 of $6.7 million or $0.05 per share, and a higher effective income and mining tax rate in 1995. Nonrecurring items in 1995 included a gain of $5.4 million ($4.2 million after tax) on the sale of the Company's remaining uranium inventory. Nonrecurring items in 1994 included a gain of $15.7 million ($12.6 million after tax) on the sale of the Company's interest in the Dee mine, a gain of $11.2 million ($11.2 million after tax) on the dilution of the Company's interest in Prime Resources Group Inc. ("Prime") following Prime's sale of additional shares to the public, a $7.8 million tax benefit resulting from a reorganization of Canadian exploration assets, and a foreign exchange loss of $6 million ($4.7 million after tax) on advances to HCI.

Gold Operations: The results of the Company's operations are affected significantly by the market price of gold. Gold prices are influenced by numerous factors over which the Company has no control, including expectations with respect to the rate of inflation, the relative strength of the United States dollar and certain other currencies, interest rates, global or regional political or economic crises, demand for gold for jewelry and industrial products, and sales by holders and producers of gold in response to these factors.

The Company's general policy is to sell its production at current prices. However, in certain circumstances, the Company will enter into forward sales commitments. In the fourth quarter of 1996, the Company sold for future delivery, at an average price of $426 per ounce, 680,100 ounces of the gold it expects to produce from the McLaughlin mine stockpiles through 2003. In 1994, the Company sold for future delivery 183,200 ounces of the gold it expected to produce at the Nickel Plate mine during 1995 and 1996. During 1996 and 1995, contracts for 70,000 ounces and 113,200 ounces, respectively, were financially settled under the Nickel Plate program. The purpose of both of these forward sales programs was to help assure recovery of the Company's remaining investment in these operations and to provide for remaining unaccrued reclamation costs. At December 31, 1996 all sales and obligations under the Nickel Plate mine forward sales program had been completed. See note 22 to the consolidated financial statements for further information and details of these forward sales programs. The Company's general forward sales policy is subject to review and could change.

A significant portion of the Company's operating expenses is incurred in Australian and Canadian currencies. The Company's profitability is impacted by fluctuations in these currencies' exchange rates relative to the United States dollar. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which establish trading ranges within which the United States dollar may be exchanged for Australian and Canadian dollars. See note 22 to the consolidated financial statements for additional information regarding this program.

Revenues from gold and ore sales totaled $712.2 million during 1996 compared to revenues of $675.2 million in 1995 and $629.2 million in 1994. The revenue increases in 1996 and 1995 reflect higher sales volumes and higher gold prices. During 1996, the Company sold 1,952,400 equivalent ounces of gold at an average price of $389 per equivalent ounce compared to 1,873,500 equivalent ounces sold at an average price of $386 per equivalent ounce during 1995 and 1,692,800 ounces sold at an average price of $384 per ounce during 1994.

Total gold production increased to 1,968,100 equivalent ounces during 1996 compared to 1,877,300 equivalent ounces produced during 1995 and 1,696,400 ounces produced during 1994. The higher 1996 production primarily is due to production increases at the Kalgoorlie, Eskay Creek, David Bell and Round Mountain operations and the purchase of an additional 60% interest in the Snip mine, partially offset by lower production following the completion of mining operations at the McLaughlin and Nickel Plate mines. The increase in production in 1995 from 1994 primarily is due to the commencement of production at the Eskay Creek mine, partially offset by production declines at certain other locations.

At the Homestake mine in South Dakota, production increased slightly to 407,300 ounces during 1996 from 402,900 ounces during 1995 and 393,900 ounces during 1994. The increase in production in 1996 primarily is a result of an increase in production from the Open Cut, partially offset by lower production from the underground operations. During 1995, harder than normal ore from the Open Cut had reduced mill throughput. The increase in 1995 production from 1994 is due to higher ore grades, partially offset by the lower Open Cut mill throughput. Total cash costs of $304 per ounce during 1996 compare to total cash costs of $303 per ounce during 1995 and $291 per ounce during 1994.

Open Cut mining currently is scheduled to be completed in 1998. Open Cut ore stockpiles will continue to be processed, although at a lower rate, through 2000. On completion of Open Cut mining, underground production is expected to increase, which will partially offset the decline in production from the Open Cut. However, Homestake mine cash costs per ounce are expected to increase, reflecting the increase in production from the higher cost underground operations.

Production at the McLaughlin mine in northern California decreased to 185,500 ounces during 1996 from 241,800 ounces during 1995 and 250,500 ounces during 1994. In June 1996, mining operations were completed and the autoclaves were shut down as the orebody has now been mined out. For the next seven years, lower-grade stockpiled ore will be processed through a conventional carbon-in-pulp circuit. The decline in production was offset by reduced operating costs and resulted in only a small change in total cash costs per ounce in 1996. Total cash costs in 1996 were $250 per ounce compared to $242 per ounce in 1995 and $249 per ounce in 1994. Gold production in 1997 is projected at 122,000 ounces and total cash costs per ounce are expected to remain similar to 1996 costs.

The Company's share of production from the Round Mountain mine in Nevada totaled 102,700 ounces in 1996 compared to production of 86,100 ounces in 1995 and 105,900 ounces in 1994. The higher 1996 production is a result of higher throughput and grades on the reusable pad and an increase in dedicated pad leaching capacity, partially offset by a lower grade of ore on the dedicated pad. The increase in dedicated pad capacity has allowed the processing of lower-grade stockpiled ore and previously leached lower-grade material which resulted in a lower overall 1996 dedicated pad ore grade in comparison to 1995 and 1994. Total cash costs of $256 per ounce are similar to 1995 costs of $254 per ounce, and reflect the higher 1996 production offset by the effect of the lower dedicated pad ore grade. The lower production in 1995, in comparison to 1994, was due in part to lower grades and volumes of ore placed on both the reusable and dedicated pads early in the year and lower high-grade production. Production from the high-grade vein amounted to 3,100 ounces in both 1996 and 1995 compared to 8,300 ounces in 1994. In addition, in the latter part of 1995, the rate of placement of ore on the dedicated pad was increased. Due to the length of time between the initial loading of ore onto the dedicated pad and the commencement of leaching, a significant portion of the gold contained in the dedicated pad ore was not recovered until 1996. As a result, total cash costs increased to $254 per ounce during 1995 from $182 per ounce during 1994. Construction of the $68 million (Homestake's share - $17 million) 8,000 tons-per-day gravity mill to process higher-grade sulfide ores commenced in 1996 and mill start-up is expected in late 1997.

In January 1995, commercial production began at the Eskay Creek mine in British Columbia, Canada. During 1996, Eskay Creek sold 115,900 tons of ore containing 211,300 ounces of gold and 12.1 million ounces of silver, equivalent to approximately 372,300 ounces of gold compared to 104,100 tons of ore sold during 1995 containing 196,500 ounces of gold and 9.9 million ounces of silver, equivalent to approximately 331,300 ounces of gold. The higher 1996 shipments include 14,000 tons of spot ore sales to two additional smelters. Total cash costs, including third-party smelter costs, decreased to $170 per equivalent ounce during 1996 from $185 per equivalent ounce during 1995. The lower 1996 costs per ounce primarily are a result of lower development costs, higher gold and silver ore grades and productivity improvements. Following a successful 1996 exploration program, Eskay Creek proven and probable ore reserves increased by 28% or 903,000 equivalent ounces at December 31, 1996, after adjusting for 1996 production. Tons sold and gold and silver production in 1997 are expected to approximate the results achieved in 1996. In February 1997, Prime announced its intention to construct a gravity/flotation mill facility at the Eskay Creek mine site. This mill, estimated to cost $12 million, will improve the profitability of certain Eskay Creek ore that would otherwise be directly shipped to third-party smelters and upgrade other material that currently is not economic. Construction, which is dependent on securing regulatory approval, is expected by July 1997 and the mill is expected to commence operation in the fourth quarter of 1997.

The Company's share of gold production from the Williams mine in the Hemlo mining camp in Canada amounted to 205,500 ounces at a total cash cost of $222 per ounce during 1996 compared to 202,600 ounces produced at a total cash cost of $222 per ounce during 1995 and 222,700 ounces produced at a cost of $203 per ounce during 1994. The decreases in production and increases in total cash costs during 1996 and 1995 compared to 1994 primarily are due to the higher grade of ore processed in 1994. Production at the Williams mine is expected to remain at current levels for the next few years.

The Company's share of production at the David Bell mine, also in the Hemlo mining camp, amounted to 97,700 ounces during 1996 compared to production of 79,400 ounces during 1995 and 96,100 ounces during 1994. During 1996, mining in the higher-grade areas of the mine offset production difficulties that reduced throughput. An accelerated development program has commenced to provide access to more mining areas, which should increase throughput. Production also had been reduced during 1995 as only two areas were available for mining for most of the year which reduced mining flexibility and resulted in lower mill throughput and a lower grade of ore processed. In addition, ground stability problems in 1995 near the adjacent Golden Giant mine shaft restricted mining to available lower-grade stopes. Total cash costs were $172 per ounce during 1996 compared to $203 per ounce during 1995 and $167 per ounce during 1994. Production is expected to decline in 1997 as the grade of ore to be mined approaches the remaining life of mine reserve grade.

Production from the Nickel Plate mine in Canada totaled 70,200 ounces during 1996 compared to 91,400 ounces during 1995 and 82,100 ounces during 1994. Mining activities at the Nickel Plate mine ceased in July 1996 as the ore reserves were fully depleted. The processing of stockpiled ore continued through October 1996. Total cash costs were $347 per ounce during 1996 compared to $379 per ounce during 1995 and $349 per ounce during 1994.

On April 30, 1996 Prime, a 50.6%-owned subsidiary of Homestake, became the sole owner of the Snip mine in Canada when it purchased Cominco Ltd.'s ("Cominco") 60% interest in the mine for $39.3 million. Homestake's share of production from the Snip mine increased to 101,800 ounces during 1996 from 51,300 ounces during 1995 and 51,600 ounces during 1994. Excluding the effects of the purchase of the additional interest, production at the Snip mine decreased by 3% during 1996. The lower production primarily is due to an increase in more labor-intensive conventional mining, partially offset by higher ore grades. Total cash costs increased to $190 per ounce during 1996 from $176 per ounce during 1995 and $173 per ounce during 1994. Production in 1997 is expected to be derived primarily from conventional mining areas. As a result, total cash costs are expected to increase, while production should remain relatively constant.

Homestake Gold of Australia Limited's ("HGAL") share of production from the Kalgoorlie operations in Western Australia totaled 368,800 ounces during 1996 compared to 311,400 ounces during 1995 and 352,100 ounces during 1994. The increase in production during 1996 primarily is a result of an increase in mill throughput and the purchase of the disproportionate sharing arrangement from HGAL's joint venture partner, Gold Mines of Kalgoorlie Limited ("GMK") (see "Liquidity and Capital Resources" section below). During 1995 and 1994, HGAL paid 13,000 ounces and 15,800 ounces, respectively, to GMK under the disproportionate sharing arrangement. In addition, the lower 1995 production reflects a temporary decline in production while the new Fimiston mill additions were integrated with the existing complex, and lower production at the Mt. Charlotte mine due to operational difficulties which hampered production early in the year. Total cash costs at the Kalgoorlie operations decreased to $291 per ounce in 1996 from $296 per ounce in 1995. The decrease in total cash costs during 1996 reflects higher production, partially offset by the effects of a stronger Australian dollar, which increased total cash costs by $16 per ounce. The increase in total cash costs per ounce during 1995 to $296 per ounce from $257 per ounce in 1994 is primarily due to the lower production.

Consolidated Production Costs per Ounce:

(per ounce of gold)                                         1996          1995         1994
--------------------------------------------------------------------------------------------
Direct mining costs                                         $222          $233         $250
Deferred stripping adjustments                                 7             2           (1)
Costs of third-party smelters                                 17            16            -
Other                                                         (5)           (1)          (4)
--------------------------------------------------------------------------------------------
Cash Operating Costs                                         241           250          245
Royalties                                                      4             4            5
Production taxes                                               3             3            2
--------------------------------------------------------------------------------------------
Total Cash Costs                                             248           257          252
Depreciation and amortizaton                                  53            46           41
Reclamation                                                    5             5            7
--------------------------------------------------------------------------------------------
Total Production Costs                                      $306          $308         $300
============================================================================================

Homestake's consolidated total cash cost per equivalent ounce amounted to $248 during 1996 compared to $257 and $252 during 1995 and 1994, respectively. The lower 1996 per ounce costs reflect the higher silver grades at the Eskay Creek mine, higher production at the Kalgoorlie and David Bell operations, an increase in ownership at the low-cost Snip mine and purchase of the disproportionate sharing arrangement, partially offset by lower production at the McLaughlin mine and the effects of a stronger Australian dollar. The increase in total cash costs per ounce during 1995 from 1994 primarily reflects the temporary production declines at the Round Mountain, David Bell and Kalgoorlie operations and higher costs at the Homestake mine, partially offset by production from the low-cost Eskay Creek mine. Homestake's total noncash cost per equivalent ounce increased to $58 during 1996 from $51 during 1995 and $48 during 1994. The higher 1996 noncash costs reflect additional depreciation and amortization charges resulting from the purchases of the HGAL minority interests, the disproportionate sharing arrangement and the additional interest in the Snip mine. The increase in noncash costs during 1995 primarily was a result of the commencement of production at the Eskay Creek mine which has relatively high per unit depreciation and amortization charges.

Reconciliation of Total Cash Costs per Ounce to Financial Statements:

(thousands of dollars, except per ounce amounts)                             1996                 1995                 1994
----------------------------------------------------------------------------------------------------------------------------
Production Costs per Financial Statements                          $      475,333       $      481,886       $      447,129
Costs not included in Homestake's
     production costs:
     Costs of third-party smelters                                         33,098               29,214                  464
     Production costs of equity-accounted investments                      12,907               11,752               15,683
Sulfur and oil production costs                                           (23,208)             (26,917)             (19,210)
Reclamation accruals                                                       (9,579)              (8,754)             (12,112)
By-product silver revenues                                                 (3,059)              (2,334)              (2,326)
Inventory movements and other                                               2,993               (2,659)              (1,298)
----------------------------------------------------------------------------------------------------------------------------
Production Costs for Per Ounce Calculation Purposes                $      488,485       $      482,188       $      428,330
============================================================================================================================
Ounces Produced During the Year                                         1,968,119            1,877,329            1,696,389
Total Cash Costs Per Ounce                                         $          248       $          257       $          252



Main Pass 299: The Company has a 16.7% undivided interest in the Main Pass 299 sulfur mine and oil recovery operations in the Gulf of Mexico. At December 31, 1996 the Main Pass 299 sulfur mine had proven recoverable reserves of approximately 66 million long tons of sulfur. Main Pass 299 oil production, which peaked in 1992, is expected to continue to decline over the next few years. During 1996, lower sulfur prices were partially offset by higher oil prices, and the combined operations recorded an operating profit of $1.3 million compared to an operating profit of $5.7 million during 1995 and an operating loss of $0.2 million during 1994.

The sulfur operations incurred an operating loss of $3.1 million in 1996 compared to operating earnings of $3.7 million in 1995 and an operating loss of $2.9 million in 1994. In response to a weakening sulfur market, Main Pass 299 operations have temporarily reduced production levels. The Company's share of sulfur revenues totaled $20.1 million during 1996 compared to $30.5 million during 1995 and $16.9 million during 1994. During 1996, the Company sold 333,300 tons of sulfur at an average price of $60 per ton compared to 445,600 tons at an average price of $68 per ton during 1995 and 317,700 tons at an average price of $53 per ton during 1994. The Company's share of production was 325,000 tons in 1996 compared to 365,100 tons in 1995 and 376,600 tons in 1994.

At December 31, 1996 the carrying value of the Company's investment in the Main Pass 299 sulfur mine was $110 million. In accordance with the Company's accounting policy for reviewing the recoverability of its investments in operating mines, the Company has estimated future Main Pass undiscounted net cash flows based on its share of proven reserves, estimated future sales prices (considering historical and current prices, price trends and related factors), production costs and operating capital and reclamation costs. In estimating its future undiscounted net cash flows, the Company has assumed an average future sales price for sulfur of approximately $70 per ton over the expected remaining 30 year life of the mine. Although the current market for sulfur is depressed, during the past 10 years the market for sulfur has been cyclical with prices ranging between $55 and $142 per ton and averaging over $96 per ton (Tampa market). During the years ended December 31, 1996 and 1995, the Company realized prices of $60 and $68 per ton, respectively. The Company does not expect significant improvement in sulfur prices during 1997. However, the Company believes that future prices over the life of the mine will be sufficient to recover its investment. This view is based on the historical volatility of sulfur prices and on the Main Pass mine's low operating cost structure.

Estimates of future cash flows are subject to risks and uncertainties and it is possible that changes could occur in the near term which may affect the recoverability of the Company's investment in the Main Pass operations. If the sulfur market remains depressed for a period of time, the Company may not be able to recover all of its investment in the Main Pass mine and future write-downs of up to $110 million may be required.

The Company's share of oil revenues amounted to $10.7 million in 1996 compared to $10.1 million and $10 million in 1995 and 1994, respectively. Operating earnings from oil operations totaled $4.4 million in 1996 compared to operating earnings of $2.1 million in 1995 and $2.7 million in 1994. The improved 1996 results primarily are due to higher oil prices and lower operating costs, partially offset by a decline in production. The decrease in operating earnings during 1995 reflects lower sales volumes and increased costs, partially offset by rising oil prices.

Interest and other income: Interest income of $15.1 million in 1996 compares to $16.7 million in 1995 and $9.8 million in 1994. The decrease in interest income during 1996 primarily is due to slightly lower interest rates. The increase in interest income in 1995 reflects higher cash and equivalents and short-term investments balances and a rise in interest rates during the year. Other income of $7.4 million in 1996 compares to $11.6 million in 1995 and $25.6 million in 1994. Other income in 1996 includes a $2.9 million gain from the litigation recovery and $8.9 million of foreign exchange losses, primarily on advances to HCI which are denominated in Canadian dollars. Repayment in December 1996 and January 1997 of a portion of these advances, and an assumption that the remaining advances will be repaid in the future, has necessitated marking to market the remaining advances. Prior to these repayments, the advances to HCI had been considered permanent in nature. The decrease in other income in 1995 from 1994 primarily is due to the pretax gain in 1994 of $15.7 million on the sale of the Company's interest in the Dee mine in Nevada, partially offset by a foreign exchange loss of $6 million in 1994 on advances to HCI.

Depreciation, depletion and amortization: Depreciation, depletion and amortization increased to $112.4 million during 1996 from $99.6 million during 1995 and $76.2 million during 1994. The increase in 1996 from 1995 primarily is due to higher production, and additional depreciation charges resulting from the purchases of the HGAL minority interests, the disproportionate sharing arrangement and the additional interest in the Snip mine. The 1995 increase is a result of additional depreciation charges related to the Eskay Creek mine, partially offset by reserve expansions at certain locations and lower production at other locations.

Exploration expense: Exploration expense, excluding capitalized costs associated with development stage projects, increased to $45.4 million during 1996 from $27.5 million in 1995 and $21.3 million in 1994. The increase in exploration expense in 1996 primarily is due to increased activity as the Company pursues numerous prospective exploration targets and prospects. During 1996, advanced exploration continued at the Jeronimo project near Homestake's El Hueso mine in Chile, at the El Foco concession in Venezuela and at the Ruby Hill property in Nevada. In addition, exploration activities were conducted at and around the Open Cut, Eskay Creek, Snip and Kalgoorlie operations. The increase in exploration expense in 1995 from 1994 reflects increased activity at Ruby Hill and continued work in Chile and on the El Foco concession. The increased level of exploration activity in 1996 is expected to continue in 1997.

Interest expense: Interest expense of $10.6 million in 1996 compares to $11.3 million in 1995 and $10.1 million in 1994. Interest expense decreased in 1996 from 1995 primarily as a result of lower interest rates on the pollution control bonds. Interest expense increased in 1995 primarily due to $0.7 million of interest which was capitalized in 1994. The Company's average rate of interest on its long-term debt was 5.1% in 1996 compared to 5.5% in 1995 and 1994, respectively.

Other expense: Other expense of $14.6 million in 1996 compares to $3.3 million in 1995 and $6.7 million in 1994. The current year's other expense includes the write-downs of investments in mining securities totaling $9 million and $3.4 million of costs related to Homestake's now terminated proposed acquisition of Santa Fe.

Income and mining taxes: The Company's income and mining tax rate was 37% during 1996 compared to 46% during 1995 and 18% during 1994. Income and mining tax expense in 1996 includes a $24 million decrease in the consolidated tax provision and a $2.6 million gain relating to the tax portion of the litigation recovery, partially offset by the effect of incurring approximately $14 million of exploration expenses, primarily in South America, which are not deductible for United States income tax purposes and for which a foreign income tax benefit cannot be recognized currently. The $24 million decrease in the consolidated tax provision principally results from a reduction in prior years' income tax accruals for certain contingencies which have now been resolved. The 1994 income and mining rate was low due to the availability of certain tax benefits. The higher effective tax rates experienced in 1996 (after adjusting for the $26.6 million in credits noted above) and 1995 will continue as the major portion of the Company's current earnings are in jurisdictions with higher income and mining tax rates. The Company's consolidated effective income and mining tax rate will fluctuate depending on the geographical mix of its pretax income.

At December 31, 1996 and 1995 the Company had tax valuation allowances of $72.2 million and $59.6 million, respectively. While circumstances could occur which would permit the Company to reduce its deferred tax valuation allowances in future years, based on the Company's current projections it does not expect significant future reductions. Events that would allow the Company to reduce such allowances in the future would include (i) generating substantial taxable income in Chile, (ii) an acceleration of the payment of the Company's postretirement benefit obligation accrual and (iii) an acceleration of the disposal of certain non-amortizable United States and Australia land and mineral properties which are located either on, or in proximity to, the Company's existing operating minesites.

Minority interests: Income allocable to minority interests in consolidated subsidiaries was $15 million in 1996 compared to $16 million in 1995 and $8.9 million in 1994. The decrease in 1996 reflects higher earnings from the Eskay Creek mine, offset by Corporacion Nacional del Cobre Chile's ("Codelco") interest in exploration expenses of the Company's newly-formed, 51%-owned subsidiary, Agua de la Falda S.A. (see "Liquidity and Capital Resources" section below) and the purchase of the HGAL minority interests. The increase in 1995 primarily is due to the income from the Eskay Creek mine.

LIQUIDITY AND CAPITAL RESOURCES

During 1996, Homestake's cash and equivalents and short-term investments balances increased by $7.4 million to $219.8 million as a result of strong cash flows from the Company's operations, partially offset by capital expenditures of $105.9 million and the purchase of Cominco's interest in the Snip mine for $39.3 million. Net cash provided by operations was $180.4 million in 1996 compared to $153.5 million in 1995 and $133.7 million in 1994. In addition, $16.1 million was realized on the sale of assets in 1996 compared to $13.3 million and $24.5 million in 1995 and 1994, respectively.

In 1995, Homestake made an unconditional offer to acquire the 18.5% of Homestake Gold of Australia Limited ("HGAL") it did not already own. Homestake offered
0.089 of a Homestake share or A$1.90 in cash for each of the 109.6 million HGAL shares owned by the public. Through December 31, 1995 a total of 38.9 million HGAL shares were acquired at a cost of $59.1 million, including $42.4 million for 2.6 million newly issued shares of the Company, $14.5 million in cash and $2.2 million of transaction expenses. At December 31, 1995 Homestake owned 88.1% of the shares of HGAL. The acquisition was completed in the first quarter of 1996 when the remaining 70.7 million publicly held HGAL shares were acquired at a cost of $105.8 million, including $99.3 million for 6.0 million newly issued shares of the Company, $5.0 million in cash and $1.5 million of transaction expenses. The total purchase price to acquire all of the 18.5% of HGAL held by minority shareholders was $164.9 million, including $141.7 million for 8.5 million newly issued shares of the Company, $19.5 million in cash and $3.7 million of transaction expenses. See note 3 to the consolidated financial statements for further information.

In June 1996, the Company paid $51.4 million to GMK to purchase past and all future rights and entitlements under the disproportionate sharing arrangement ("DSA") covering gold production from a portion of the Super Pit operation in Kalgoorlie, Western Australia. The Company now shares equally with GMK in all gold produced at the Kalgoorlie operations. The amount paid to GMK includes $4 million previously accrued and expensed by HGAL for prior 1995 and 1996 amounts due under the DSA, and $47.4 million for the acquisition of future DSA rights. The $47.4 million purchase price for the acquisition of the future DSA rights has been included in 1996 capital additions and is being depreciated over the remaining life of the operation.

In April 1996, Prime purchased Cominco's 60% interest in the Snip mine for $39.3 million in cash. The purchase price included Cominco's share of the mine's working capital. Prime now owns 100% of the Snip mine.

In July 1996, Homestake and Codelco, a state-owned mining company in Chile, formed a new company, Agua de la Falda S.A. ("La Falda"). La Falda is developing the Agua de la Falda mine, which is located near Homestake's El Hueso mine in northern Chile and contains 187,000 ounces of oxide reserves. The Agua de la Falda mine is scheduled to commence production in April 1997 and produce approximately 27,000 ounces at a total cash cost of $250 per ounce during 1997. Production is expected to average 40,000 to 45,000 ounces annually from 1998 through 2000 at a total cash cost of approximately $220 per ounce. In addition, La Falda will continue drilling and metallurgical testing of the adjacent much larger Jeronimo deposit, where 6.1 million tons of mineralized material at a grade of .158 ounces of gold per ton have been outlined to date. Homestake owns 51% of the corporation and Codelco owns the remaining 49%. Codelco and Homestake have contributed property interests in the area to the new company. In addition, Codelco contributed the existing El Hueso plant, which had been under lease to Homestake. Homestake also has contributed $5.1 million for exploration and development, including $3.7 million of exploration and development expenditures incurred prior to the formation of La Falda.

In 1995, Homestake acquired for $24 million a 10% interest in Navan Resources plc ("Navan"), an Irish public company with diverse mineral interests in Europe. The purchase price included an option which will permit Homestake to acquire from Navan up to a 50% interest in Navan Bulgarian Mining BV ("Navan BV"), which in turn owns 68% of Bimak AD, the owner of the Chelopech gold/copper operations in Bulgaria, by investing an additional $48 million. Homestake's initial $12 million investment in Navan BV is conditioned upon receipt of all necessary permits for construction of a roaster and an increase in the mining rate at Chelopech from 500,000 to 750,000 metric tons per year, approval of the project by the Boards of Directors of both companies and agreement on a suitable project management team. Investment of the remaining $36 million in Navan BV is conditioned on subsequent approval by the Bulgarian government, Navan and Homestake of a further mine and mill expansion and the securing of expansion financing. In March 1996, Homestake exercised its option to acquire up to a 50% interest in Navan BV. However, pending satisfaction of certain conditions, to date no amounts have been advanced in respect of this option.

In December 1996, Homestake in consultation with Navan, determined that due to the deteriorating political and economic situation in Bulgaria, it was likely that further development of the Chelopech project would be delayed substantially. In light of the uncertainty surrounding the project, Homestake considered it had an other than temporary impairment of its investment and reduced the carrying value of the investment in Navan, including the option to acquire the 50% interest in Navan BV, to the quoted market value of the Navan securities. The resulting charge of $7.2 million was recorded in the fourth quarter of 1996.

In February 1997, Homestake received the final permit for the Ruby Hill mine near Eureka, Nevada. Construction has commenced and production is expected to begin in the fourth quarter of 1997. Production is estimated at an annual rate of 105,000-110,000 ounces per year at a total cash cost of $140 per ounce and a total production cost of $258 per ounce.

Additions to property, plant and equipment in 1996 totaled $105.9 million compared to $81 million and $88.7 million in 1995 and 1994, respectively. Capital additions in 1996 included $57.6 million at the Kalgoorlie operations, primarily for the purchase of all rights and entitlements under the disproportionate sharing arrangement, $7.7 million at the Round Mountain mine primarily for the new gravity mill project, $15.9 million at the Homestake mine, primarily for numerous projects related to improving the efficiency of the mine, and $8.2 million at the Ruby Hill mine. The remaining expenditures primarily were for replacement capital to maintain existing production capacity.

In addition to sustaining capital at existing operations, planned capital expenditures of approximately $150 million during 1997 include $58 million for construction and development work at the Ruby Hill mine, $27 million at the Kalgoorlie operations primarily for Fimiston mill upgrades and a decline from surface at the Mt. Charlotte mine, $20 million for a tailings dam lift at the Homestake mine, which will be financed through the issuance of tax-exempt pollution control bonds, and other projects related to improving the mine's efficiency, $16 million at the Round Mountain mine primarily for completion of the new mill to process the higher-grade sulfide material, and $12 million to construct a gravity/flotation mill facility at the Eskay Creek mine site.

In May and November 1996, Prime paid semi-annual dividends of $0.04 per share. Total common share dividends paid by Prime to minority shareholders amounted to $2.2 million during 1996. Total common share dividends paid by the Company, including dividends paid by Prime to minority shareholders, were $31.5 million during 1996 compared to $27.6 million during 1995 and $24.1 million during 1994. In May 1994, the Company increased its regular quarterly dividend from $0.025 to $0.05 per share.

Cash income and mining taxes paid by the Company (net of tax refunds) were $17.1 million, $22.7 million and $10.7 million in 1996, 1995 and 1994, respectively. Beginning in 1997, cash income and mining taxes are expected to be substantially higher, as the majority of the Company's Canadian income and mining tax pools were exhausted during 1996.

In September 1996, the Company replaced its credit agreement with a new United States/Canadian/Australian cross-border credit facility providing a total availability of $275 million. The Company pays a commitment fee of 0.15% per annum on the unused portion of this facility. The credit facility is available through September 2001 and provides for borrowings in United States, Canadian, or Australian dollars, or gold, or a combination of these. The credit agreement requires a minimum consolidated net worth of $500 million. No amounts have been borrowed under this credit agreement.

The Company incurred $3.8 million of reclamation-related expenditures during 1996 at its discontinued uranium facility at Grants, New Mexico. In accordance with the Energy Policy Act of 1992, the United States Department of Energy ("DOE") is responsible for 51.2% of all past and future reclamation expenditures at this facility. The Company has received $14.2 million to date from the DOE and the accompanying balance sheet at December 31, 1996 includes a receivable of $16.2 million for the DOE's share of reclamation expenditures made by the Company through 1996. The total future cost for reclamation, remediation, monitoring and maintaining compliance at the Grants site is estimated to be $20.4 million. The Company believes that its share of the estimated remaining cost of reclaiming the Grants facility, net of estimated proceeds on the ultimate disposals of related assets, is fully provided in the financial statements at December 31, 1996.

The Company evaluates its accruals for remediation, reclamation and site restoration regularly. With respect to nonoperating properties, the Company believes it has fully provided for all remediation liabilities and for estimated reclamation and site restoration costs. With respect to operating properties, the Company is providing for estimated ultimate reclamation relating to ongoing and end-of-mine life restoration and closure costs over the lives of its individual operations using the units-of-production method. See note 21 to the consolidated financial statements for discussion of certain environmental matters.

Homestake has made significant capital expenditures to minimize the effects of its operations on the environment. Capital expenditures primarily are for the purchase or development of environmental monitoring equipment and containment of waste. In 1996, these expenditures totaled approximately $7 million compared to $4 million in 1995. Homestake estimates that during 1997, capital expenditures for such purposes will be approximately $12 million and that during the five years ending December 31, 2001, such capital expenditures will be approximately $30 million.

Homestake also incurs significant operating costs in order to protect the environment. Operating costs include current reclamation costs, costs for environmental monitoring and studies to identify and quantify environmental impacts, if any, and accruals for future reclamation expenditures. Such additional costs totaled approximately $17 million in 1996, compared with approximately $15 million in 1995, not including related depreciation expense of $3 million and $5 million, respectively. Homestake estimates that environmental and related operating and depreciation costs in 1997 will approximate the 1996 amounts. The above amounts exclude expenditures related to the Company's discontinued uranium operations.

Future results will be impacted by such factors as the market price of gold, silver and sulfur, the Company's ability to expand its ore reserves and the fluctuations of foreign currency exchange rates. The Company believes that the combination of cash, short-term investments, available lines of credit and future cash flows from operations will be sufficient to meet normal operating requirements, planned capital expenditures, and anticipated dividends.

On December 9, 1996,  Homestake  and Santa Fe Pacific Gold  Corporation  ("Santa
Fe") announced that they had entered into a definitive agreement whereby Homestake would acquire Santa Fe by an exchange of common stock for common stock. On March 10, 1997, the Company announced that Santa Fe had terminated the agreement and, in accordance with the terms of the merger agreement, had paid Homestake a $65 million termination fee. As a result, in the first quarter of 1997 the Company will record a pretax gain of approximately $63 million ($49 million after tax), net of merger related expenses of approximately $2 million incurred in 1997.

              Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                                                             Page

         Statements of Consolidated Income.....................................................57

         Consolidated Balance Sheets...........................................................58

         Statements of Consolidated Shareholders' Equity.......................................59

         Statements of Consolidated Cash Flows.................................................60

         Notes to Consolidated Financial Statements.........................................61-83

         Report of Independent Auditors........................................................84

         Management's Responsibility for Financial Reporting...................................85

         Quarterly Selected Data...............................................................86

         Common Stock Price Range..............................................................86

                    Homestake Mining Company and Subsidiaries
                        Statements of Consolidated Income
                    (In thousands, except per share amounts)



For the years ended December 31, 1996, 1995 and 1994                            1996                1995                1994
-----------------------------------------------------------------------------------------------------------------------------

Revenues
     Gold and ore sales                                                 $    712,186       $     675,222      $      629,174
     Sulfur and oil sales                                                     30,749              40,620              26,882
     Interest income                                                          15,054              16,737               9,762
     Equity earnings                                                           1,588               2,155               2,857
     Gain on issuance of stock by subsidiary (note 4)                                                                 11,224
     Other income (note 15)                                                    7,359              11,631              25,588
-----------------------------------------------------------------------------------------------------------------------------

                                                                             766,936             746,365             705,487
-----------------------------------------------------------------------------------------------------------------------------

Costs and Expenses
     Production costs                                                        475,333             481,886             447,129
     Depreciation, depletion and amortization                                112,353              99,602              76,171
     Administrative and general expense                                       36,965              37,283              38,159
     Exploration expense                                                      45,382              27,541              21,347
     Interest expense                                                         10,644              11,297              10,124
     Other expense (note 16)                                                  14,575               3,290               6,744
-----------------------------------------------------------------------------------------------------------------------------

                                                                             695,252             660,899             599,674
-----------------------------------------------------------------------------------------------------------------------------

Income Before Taxes and Minority Interests                                    71,684              85,466             105,813
Income and Mining Taxes (note 6)                                             (26,333)            (39,141)            (18,880)
Minority Interests                                                           (15,070)            (15,998)             (8,917)
-----------------------------------------------------------------------------------------------------------------------------

Net Income                                                            $       30,281      $       30,327     $        78,016
=============================================================================================================================

Net Income Per Share                                                  $         0.21      $         0.22     $          0.57
=============================================================================================================================

Average Shares Used in the Computation                                       146,311             138,117             137,733
=============================================================================================================================

See notes to consolidated financial statements.

                    Homestake Mining Company and Subsidiaries
                           Consolidated Balance Sheets
                     (In thousands, except per share amount)

December 31, 1996 and 1995                                                                 1996                         1995
--------------------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets
     Cash and equivalents                                                         $         89,599            $         145,957
     Short-term investments                                                                130,158                       66,416
     Receivables (note 7)                                                                   47,650                       58,046
     Inventories (note 8)                                                                   91,127                       69,979
     Deferred income and mining taxes (note 6)                                              12,263                       20,521
     Other                                                                                   8,551                        7,798
--------------------------------------------------------------------------------------------------------------------------------

        Total current assets                                                               379,348                      368,717

Property, Plant and Equipment - net (notes 3 and 9)                                      1,007,030                      846,776

Investments and Other Assets
     Noncurrent investments (note 10)                                                       39,606                       46,188
     Other assets (note 11)                                                                 56,124                       59,952
--------------------------------------------------------------------------------------------------------------------------------

        Total investments and other assets                                                  95,730                      106,140
--------------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                      $      1,482,108            $       1,321,633
================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                             $         36,171            $          35,170
     Accrued liabilities (note 12)                                                          42,174                       53,937
     Income and other taxes payable                                                         38,386                        9,314
--------------------------------------------------------------------------------------------------------------------------------

        Total current liabilities                                                          116,731                       98,421

Long-term Liabilities
     Long-term debt (note 13)                                                              185,000                      185,000
     Other long-term obligations (note 14)                                                 114,168                      120,418
--------------------------------------------------------------------------------------------------------------------------------

        Total long-term liabilities                                                        299,168                      305,418

Deferred Income and Mining Taxes (note 6)                                                  201,454                      189,925

Minority Interests in Consolidated Subsidiaries                                             96,203                       92,012

Shareholders' Equity (note 19)
     Capital stock, $1 par value per share:
        Preferred - 10,000 shares  authorized;  no shares  outstanding
        Common - 250,000 shares authorized; shares outstanding:
            1996 - 146,672; 1995 - 140,541                                                 146,672                      140,541
     Additional paid-in capital                                                            477,880                      382,314
     Retained earnings                                                                     110,085                      109,145
     Accumulated currency translation adjustments                                           37,753                        7,828
     Other                                                                                  (3,838)                      (3,971)
--------------------------------------------------------------------------------------------------------------------------------

        Total shareholders' equity                                                         768,552                      635,857
--------------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity                                        $      1,482,108            $       1,321,633
================================================================================================================================

Commitments and Contingencies - see notes 21 and 22.


See notes to consolidated financial statements.

                    Homestake Mining Company and Subsidiaries
                 Statements of Consolidated Shareholders' Equity
                                 (In thousands)


                                                                                       Accumulated
                                                         Additional                     Currency
For the years ended                           Common        Paid-in      Retained      Translation
December 31, 1996, 1995 and 1994               Stock        Capital      Earnings      Adjustments       Other         Total
------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1993                $ 137,494       $334,737      $ 52,495       $ (5,620)     $  (3,862)    $ 515,244

    Net income                                                             78,016                                      78,016
    Dividends paid                                                        (24,106)                                    (24,106)
    Exercise of stock options                    291          5,048                                                     5,339
    Currency translation adjustments                                                      14,489                       14,489
    Unrealized loss on investments                                                                         (382)         (382)
    Other                                                                                                   170           170
------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1994                  137,785        339,785       106,405          8,869         (4,074)      588,770

    Net income                                                             30,327                                      30,327
    Dividends paid                                                        (27,587)                                    (27,587)
    Exercise of stock options                    206          2,680                                                     2,886
    Stock issued for purchase of HGAL
        minority interests (note 3)            2,550         39,849                                                    42,399
    Currency translation adjustments                                                      (1,041)                      (1,041)
    Change in unrealized loss on
        investments                                                                                         162           162
    Other                                                                                                   (59)          (59)
------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1995                  140,541        382,314       109,145          7,828         (3,971)      635,857

    Net income                                                             30,281                                      30,281
    Dividends paid                                                        (29,341)                                    (29,341)
    Exercise of stock options                    167          2,431                                                     2,598
    Stock issued for purchase of HGAL
        minority interests (note 3)            5,976         93,370                                                    99,346
    Currency translation adjustments                                                      29,925                       29,925
    Change in unrealized loss on
        investments                                                                                          10            10
    Other                                        (12)          (235)                                        123          (124)
------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1996                $ 146,672       $477,880      $110,085       $ 37,753      $  (3,838)     $768,552
==============================================================================================================================

See notes to consolidated financial statements.

                    Homestake Mining Company and Subsidiaries
                      Statements of Consolidated Cash Flows
                                 (In thousands)



For the years ended December 31, 1996, 1995 and 1994                             1996                 1995                1994
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operations
     Net income                                                             $      30,281        $      30,327       $     78,016
     Reconciliation to net cash provided by operations:
        Depreciation, depletion and amortization                                  112,353               99,602             76,171
        Write-downs of investments in mining securities (note 16)                   8,983
        Foreign currency exchange losses on intercompany
           debt (note 15)                                                           8,943                  883              5,959
        Gains on asset disposals                                                   (3,836)              (1,969)           (19,521)
        Gain on issuance of stock by subsidiary (note 4)                                                                  (11,224)
        Deferred income and mining taxes (note 6)                                 (15,615)              19,475             (3,665)
        Minority interests                                                         15,070               15,998              8,917
        Reclamation - net                                                          (1,472)              (6,044)             3,986
        Other noncash items - net                                                   6,984                2,579             21,263
        Effect of changes in operating working capital items:
           Receivables                                                             13,754                  821             (8,824)
           Inventories                                                            (15,851)               1,324            (14,045)
           Accounts payable                                                          (450)                (852)             2,484
           Accrued liabilities and taxes payable                                   21,451               (7,456)            (6,938)
           Other                                                                     (217)              (1,231)             1,138
----------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operations                                              180,378              153,457            133,717
----------------------------------------------------------------------------------------------------------------------------------
Investment Activities
     Decrease (increase) in short-term investments                                (63,742)              33,063            (99,479)
     Proceeds from asset sales                                                     16,141               13,295             24,542
     Additions to property, plant and equipment                                  (105,923)             (80,979)           (88,654)
     Investments in mining companies                                              (12,224)             (37,314)
     Purchase of HGAL minority interests (note 3)                                  (6,435)             (16,714)
     Purchase of interest in Snip mine (note 3)                                   (39,279)
     Other                                                                          3,264                3,296             (8,033)
----------------------------------------------------------------------------------------------------------------------------------
     Net cash used in investment activities                                      (208,198)             (85,353)          (171,624)
----------------------------------------------------------------------------------------------------------------------------------
Financing Activities
     Debt repayments                                                                                                       (8,352)
     Dividends paid on common shares - Homestake                                  (29,341)             (27,587)           (24,106)
                                     - Prime minority interests                    (2,205)
     Common shares issued                                                           2,599                2,886              5,339
     Stock issued by subsidiary (note 4)                                                                                   31,870
----------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                          (28,947)             (24,701)             4,751
----------------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Equivalents                               409               (3,147)             4,138
----------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Equivalents                                   (56,358)              40,256            (29,018)
Cash and Equivalents, January 1                                                   145,957              105,701            134,719
----------------------------------------------------------------------------------------------------------------------------------
Cash and Equivalents, December 31                                           $      89,599        $     145,957       $    105,701
==================================================================================================================================

See notes to consolidated financial statements.


                   Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


Note 1:       Nature of Operations

     Homestake Mining Company ("Homestake" or the "Company") is engaged in gold mining and related activities including exploration, extraction, processing, refining and reclamation. Gold bullion, the Company's principal product, is produced and sold in the United States, Canada, Australia and Chile. Ore and concentrates, containing gold and silver, from the Eskay Creek and Snip mines in Canada are sold directly to smelters. Through its investment in Main Pass 299, the Company also produces and sells sulfur and oil.

Note 2:       Significant Accounting Policies

     The consolidated financial statements include Homestake and its majority-owned subsidiaries and their undivided interests in joint ventures after elimination of intercompany amounts. At December 31, 1996 the Company owned 50.6% of Prime Resources Group Inc. ("Prime") and 51% of Agua de la Falda S.A. with the remaining interests reflected as minority interests in the consolidated financial statements. Undivided interests in gold mining operations (the Round Mountain mine in the United States; Homestake Gold of Australia Limited's ("HGAL") interest in the gold mining operations in Kalgoorlie, Western Australia; and Homestake Canada Inc.'s ("HCI") interests in the Williams and David Bell mines in Canada) and in the sulfur and oil recovery operations at Main Pass 299 in the Gulf of Mexico are reported using pro rata consolidation whereby the Company reports its proportionate share of assets, liabilities, income and expenses.

     Use of estimates: The preparation of financial statements in conformity with United States generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and equivalents include all highly-liquid investments with a maturity of three months or less at the date of purchase. The Company minimizes its credit risk by investing its cash and equivalents with major international banks and financial institutions located principally in the United States, Canada and Australia. The Company believes that no concentration of credit risk exists with respect to investment of its cash and equivalents.

     Short-term investments principally consist of highly-liquid United States and foreign government and corporate securities with original maturities in excess of three months. The Company classifies all short-term investments as available-for-sale securities. Unrealized gains and losses on these investments are recorded as a separate component of shareholders' equity, except that declines in market value judged to be other than temporary are recognized in determining net income.

     Inventories, which include finished products, ore in process, stockpiled ore, ore in transit, and supplies, are stated at the lower of cost or net realizable value. The cost of gold produced by certain United States operations is determined principally by the last-in, first-out method ("LIFO"). The cost of other inventories is determined primarily by averaging methods.

     Exploration costs are expensed as incurred. All costs related to property acquisitions are capitalized.

                   Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


     Development costs: Following completion of a favorable feasibility study, development costs incurred to place new mines into production and to complete major development projects at operating mines are capitalized. Ongoing costs to maintain production are expensed as incurred.

     Depreciation, depletion and amortization of mining properties, mine development costs and major plant facilities is computed principally by the units-of-production method based on estimated proven and probable ore reserves. Proven and probable ore reserves reflect estimated quantities of ore which can be recovered economically in the future from known mineral deposits. Such estimates are based on current and projected costs and prices. Other equipment and plant facilities are depreciated using straight-line or accelerated methods principally over estimated useful lives of three to ten years.

     Property evaluations: Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and, if deemed impaired, measurement and recording of an impairment loss be based on the fair value of the asset, which generally will be computed using discounted cash flows. Based on the carrying values and estimated future undiscounted cash flows of the Company's long-lived assets at January 1, 1996, the Company did not record a cumulative effect upon adopting SFAS 121.

         Estimated future net cash flows from each mine and nonoperating property are calculated using estimates of proven and probable ore reserves for operating properties and estimated contained mineralization expected to be classified as proven and probable reserves based on geological delineation to date for nonoperating properties, estimated future sales prices (considering historical and current prices, price trends and related factors), production costs, capital and reclamation costs. Homestake used gold and silver market prices of $375 and $5 per ounce, respectively, and a sulfur price of $70 per long ton in preparing its estimates of future cash flows at December 31, 1996 (see note 9).

         The Company's estimates of future cash flows are subject to risks and uncertainties. Therefore, it is possible that changes could occur which may affect the recoverability of the Company's investments in mineral properties and other assets.

         Undeveloped properties upon which the Company has not performed sufficient exploration work to determine whether significant mineralization exists are carried at original acquisition cost.

     Reclamation and remediation: Reclamation costs and related accrued liabilities, which are based on the Company's interpretation of current environmental and regulatory requirements, are accrued and expensed, principally by the units-of-production method based on estimated proven and probable ore reserves. Remediation liabilities, including estimated governmental oversight costs, are expensed upon determination that a liability has been incurred and where a minimum cost or reasonable estimate of the cost can be determined.

         The Company provides for all costs of reclamation, including long-term care and monitoring and maintenance costs. The Company uses undiscounted current costs in preparing its estimates of future reclamation costs. The Company regularly updates its estimates of reclamation costs. Amounts to be

                   Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


     received from the United States Federal Government for its 51.2% share of the cost of future reclamation activities at the Grants, New Mexico uranium facility are offset against the remaining estimated Grants reclamation liabilities. Receivables are recorded for the United States Federal
     Government's share of reclamation expenditures at the Grants uranium facility in the period that such expenditures are made.

         Based on current environmental regulations and known reclamation requirements, the Company has included its best estimates of these obligations in its reclamation accruals. However, the Company's estimates of its ultimate reclamation liabilities could change as a result of changes in regulations or cost estimates.

     Noncurrent investments include equity investments, mining securities and assets held in trust to fund employee benefits.

         Investments  in  gold  mining   partnerships  over  which  the  Company
     exercises significant influence are reported using the equity method. Equity investments are carried at the lower of cost or market.

         Investments in mining securities and assets held in trust to fund employee benefits are classified as available-for-sale investments. Unrealized gains and losses on these investments are recorded as a separate component of shareholders' equity, except that declines in market value judged to be other than temporary are recognized in determining net income. Realized gains and losses on these investments are included in determining net income.

     Product sales are recognized when title passes at the shipment or delivery point.

     Income taxes: The Company follows the liability method of accounting for income taxes whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities. Changes in deferred tax assets and liabilities include the impact of any tax rate changes enacted during the year. Mining taxes represent Canadian provincial taxes levied on mining operations.

     Foreign currency: Substantially all assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the end of each period. Revenues and expenses are translated at the average exchange rate for the period. Accumulated currency translation adjustments are included as a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in the determination of net income.

     Pension plans and other postretirement benefits: Pension costs related to United States employees are determined using the projected unit credit actuarial method. Pension plans are funded through annual contributions. In addition, the Company provides medical and life insurance benefits for certain retired employees and accrues the cost of such benefits over the period in which active employees become eligible for the benefits. The costs of the postretirement medical and life insurance benefits are paid at the time such benefits are provided.

                    Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


     Net income per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the year. Fully diluted net income per share is not presented since the exercise of stock options would not result in a material dilution of earnings per share and the conversion of the 5.5% convertible subordinated notes would produce anti-dilutive results.

     Preparation of financial statements: Certain amounts for 1995 and 1994 have been reclassified to conform to the current year's presentation. All dollar amounts are expressed in United States dollars unless otherwise indicated.

Note 3:       Acquisitions

     Homestake Gold of Australia Limited

     In 1995, the Company made an unconditional offer to acquire the 18.5% of HGAL it did not already own. Homestake offered .089 of a Homestake share or A$1.90 in cash for each of the 109.6 million HGAL shares owned by the public. Through December 31, 1995 a total of 38.9 million HGAL shares were acquired at a cost of $59.1 million, including $42.4 million for 2.6 million newly issued shares of the Company, $14.5 million in cash and $2.2 million of transaction expenses. At December 31, 1995 Homestake owned 88.1% of the shares of HGAL. The acquisition was completed in the first quarter of 1996 when the remaining 70.7 million publicly held HGAL shares were acquired at a cost of $105.8 million, including $99.3 million for 6 million newly issued shares of the Company, $5 million in cash and $1.5 million of transaction expenses. The total purchase price to acquire all of the 18.5% of HGAL held by the minority shareholders was $164.9 million, including $141.7 million for 8.5 million newly issued shares of the Company, $19.5 million in cash and $3.7 million of transaction expenses.

         The acquisition of the HGAL minority interests was accounted for as a purchase. For accounting purposes, the HGAL shares acquired in the fourth quarter of 1995 and in the first quarter of 1996 are assumed to have been acquired effective as of December 31, 1995 and January 1, 1996, respectively. Based upon the total purchase price of $164.9 million, the excess of the purchase price paid over the net book value of the minority interests acquired was $140.7 million. Substantially all of the excess purchase price is attributable to mineral property interests at Kalgoorlie. The Company used discounted cash flow analysis to determine the allocation of the purchase price between reserves and other mineralized material. This analysis indicated that approximately 62% of the purchase price allocated to mineral properties was attributable to reserves and the remainder was attributable to other mineralized material and mineral properties.

         On a pro forma basis, assuming that the acquisition of the HGAL minority interests occurred on January 1, 1995, revenues, net income and net income per share for the year ended December 31, 1995 have been estimated at $745 million, $25.6 million and $.17 per share, respectively. This pro forma information includes adjustments which are based on available information and certain assumptions that the Company believes are reasonable in the circumstances. The pro forma information is unaudited and does not purport to represent what the results of operations actually would have been had the acquisition of the HGAL minority interests occurred on January 1, 1995 or to project the results of operations for any future date or period.

                    Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


     Snip Mine

     On April 30, 1996 Prime purchased Cominco Ltd.'s ("Cominco") 60% interest in the Snip mine in British Columbia, Canada for $39.3 million in cash. The purchase price included Cominco's share of the mine's working capital. Prime now owns 100% of the Snip mine.

     Agua de la Falda S.A.

     In July 1996, Homestake and Corporacion Nacional del Cobre Chile ("Codelco"), a state-owned mining company in Chile, formed a new company, Agua de la Falda S.A. ("La Falda") to conduct exploration and mining activities near Homestake's former El Hueso mine in northern Chile. Homestake owns 51% of the corporation and Codelco owns 49%. Codelco and Homestake have contributed property interests in the area to the new company. In addition, Codelco contributed the existing El Hueso plant, which had been under lease to Homestake. Homestake also contributed $5.1 million for exploration and development, including $3.7 million of exploration and development expenditures incurred prior to the formation of La Falda. La Falda is developing the Agua de la Falda mine, which contains 187,000 ounces of oxide reserves, and will continue drilling and metallurgical testing of the much larger Jeronimo deposit where 6.1 million tons of mineralized material at a grade of .158 ounces of gold per ton have been outlined to date.

     Pinson Mining Company

     In December 1996, Homestake increased its interest in the Pinson Mining Company partnership ("Pinson Partnership") from 26.25% to 50% and became the operator of the Pinson mine. Barrick Gold Corporation ("Barrick") owns the remaining 50% interest. The purchase price for the additional 23.75% partnership interest consisted of $4.4 million in cash, a net smelter royalty on certain future Pinson Partnership production and assumption of a proportionate increase of the Pinson Partnership's liabilities, including reclamation.

Note 4:       Prime Resources Group Inc.

     In 1994, Prime sold 5 million common shares at approximately $6.70 per share to the public. Net proceeds of approximately $31.9 million from this issue were used to fund a portion of the construction and development costs of the Eskay Creek mine. This transaction resulted in a reduction of the Company's interest in Prime from 54.2% to 50.6%. It is the Company's policy to include any gains or losses on the issuances of stock of the Company's subsidiaries in the determination of net income. The Company recorded a gain of $11.2 million on the transaction in recognition of the net increase in the book value of the Company's investment in Prime. Deferred income taxes were not provided on this gain since the Company's tax basis in Prime substantially exceeds its carrying value.

Note 5:       Sales of Mining Operations

     Torres mining complex: In 1995, the Company sold its 28% equity interest in the Torres silver mining complex in Mexico for $6 million. This sale resulted in a pretax gain of $2.7 million, which was included in other income.

                   Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


     Dee mine: In 1994, the Company sold its 44% interest in the Dee gold mine in Nevada to Rayrock Mines, Inc. ("Rayrock") for $16.5 million. Rayrock assumed responsibility for and indemnified Homestake against all related environmental and reclamation matters. This sale resulted in a pretax gain of $15.7 million, which was included in other income.

Note 6:       Income Taxes

     The provision for income and mining taxes consists of the following:

                                                   1996            1995            1994
                                             ---------------------------------------------
Current
  Income taxes
     Federal                                     $ (1,999)       $  7,375        $  7,560
     State                                            211             (61)          1,258
     Canadian                                      28,367           1,928           2,258
     Other foreign                                    405             176             206
                                             ---------------------------------------------
                                                   26,984           9,418          11,282
  Canadian mining taxes                            14,964          10,248           9,741
                                             ---------------------------------------------
  Total current taxes                              41,948          19,666          21,023
                                             ---------------------------------------------

Deferred
  Income taxes
     Federal                                       (3,879)         (3,743)          6,867
     State                                         (1,300)            436          (1,086)
     Canadian                                     (14,588)         25,347         (13,796)
     Other foreign                                  1,981          (2,041)          4,438
                                             ---------------------------------------------
                                                  (17,786)         19,999          (3,577)
  Canadian mining taxes                             2,171            (524)          1,434
                                             ---------------------------------------------
  Total deferred taxes                            (15,615)         19,475          (2,143)
                                             ---------------------------------------------
     Total income and mining taxes                $26,333         $39,141         $18,880
                                             =============================================

          The provision for income taxes is based on pretax income before minority interests as follows:

                                                   1996            1995           1994
                                             --------------------------------------------
United States                                    $(14,003)       $ 17,607        $ 28,415
Canada                                             95,548          71,333          49,690
Other foreign                                      (9,861)         (3,474)         27,708
                                             --------------------------------------------
                                                 $ 71,684        $ 85,466        $105,813
                                             ============================================

                    Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


          Deferred tax liabilities and assets as of December 31, 1996 and 1995 relate to the following:

                                                                                         December 31,
                                                                                  1996                  1995
                                                                         --------------------------------------
Deferred tax liabilities
     Depreciation and other resource property differences
        United States                                                         $  64,855              $  65,763
        Canada - Federal                                                         32,395                 52,068
        Canada - Provincial                                                      69,069                 76,792
        Australia                                                                74,869                 29,921
                                                                         --------------------------------------
                                                                                241,188                224,544
     Inventory - Australia                                                        3,590                    859
     Other                                                                       11,752                 11,738
                                                                         --------------------------------------
Gross deferred tax liabilities                                                  256,530                237,141
                                                                         --------------------------------------

Deferred tax assets
     Tax loss carry-forwards
        United States                                                               162                  2,533
        Canada - Federal                                                          2,001                  8,073
        Australia                                                                16,680                  7,681
        Chile                                                                    19,929                 18,344
                                                                         --------------------------------------
                                                                                 38,772                 36,631
     Reclamation costs
        United States                                                             6,783                  8,502
        Other                                                                     6,226                  5,314
                                                                         --------------------------------------
                                                                                 13,009                 13,816

     Employee benefit costs                                                      26,959                 28,573
     Alternative minimum tax credit carry-forwards                               14,215                 13,922
     Land and other resource property                                            15,225                 12,759
     Deductible mining taxes                                                      1,059                  3,257
     Foreign tax credit carry-forwards                                           12,725                  4,600
     Reorganization costs                                                           286                  1,038
     Other                                                                       17,241                 12,752
                                                                         --------------------------------------
Gross deferred tax assets                                                       139,491                127,348
Deferred tax asset valuation allowances                                         (72,152)               (59,611)
                                                                         --------------------------------------
Net deferred tax assets                                                          67,339                 67,737
                                                                         --------------------------------------

Net deferred tax liability                                                    $ 189,191              $ 169,404
                                                                         ======================================

Net deferred tax liability consists of
     Current deferred tax assets                                              $ (12,263)             $ (20,521)
     Long-term deferred tax liability                                           201,454                189,925
                                                                         --------------------------------------
        Net deferred tax liability                                            $ 189,191              $ 169,404
                                                                         ======================================


         The classification of deferred tax assets and liabilities is based on the related asset or liability creating the deferred tax. Deferred taxes not related to a specific asset or liability are classified based on the estimated period of reversal. The change in the valuation allowance for deferred tax assets has increased by $12.5 million in 1996, of which $8.1 million relates to an increase in the Company's foreign tax credit carryover. For income tax purposes, the Company has United States foreign tax credit carry-forwards of approximately $12.7 million which are due to expire at various times through

                    Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


     the year 2002. The $72.2 million deferred tax valuation allowance at December 31, 1996 represents the portion of the Company's consolidated deferred tax assets which, based on projections at December 31, 1996, the Company does not believe that realization is "more likely than not." Such $72.2 million of deferred tax valuation allowance consists of United States, Chile and Australia unrealized deferred tax assets of $45.5 million, $20.8 million and $5.9 million, respectively.

         The largest portion of the $72.2 million of unrealized deferred tax assets is comprised of $38.6 million of future United States ($32.7 million) and Australia ($5.9 million) tax benefits relating to expenses that the Company projects will not be deductible for tax return purposes until after the year 2010. In projecting United States source income beyond this period, the Company currently does not meet the SFAS 109 "more likely than not" criteria required to recognize the United States tax benefits. In addition, there currently is not a tax strategy which would result in the realization of the Australian tax benefit. The remaining $33.6 million principally is comprised of future Chilean tax benefits and United States foreign tax credit carry-forwards that the Company projects it will be unable to realize.

         Major items causing the Company's income tax provision to differ from the federal statutory rate of 35% were as follows:

                                                        1996                  1995                 1994
                                                  ---------------------------------------------------------
Income tax based on statutory rate                    $ 25,089              $ 29,913              $ 37,035
Percentage depletion                                    (7,611)               (9,879)              (11,106)
Earnings in foreign jurisdictions
     at different rates                                 (1,899)               (1,019)               (6,175)
State income taxes,
     net of federal benefit                                333                   340                 1,614
Australian investment allowance                                               (2,097)
Tax relating to reorganizations                                                                      7,682
Unrealized minimum tax credits                           5,645                 4,790                 1,753
Nontaxable income                                         (287)                 (777)               (4,784)
Reduction of prior year accruals                       (24,048)
Other nondeductible losses                              13,340                 6,231                 9,401
Deferred tax assets not recognized in
     prior years                                        (2,504)               (1,262)              (27,697)
Foreign taxes withheld                                   1,430                 1,965                 2,089
Litigation recovery                                     (2,629)
Other - net                                              2,339                 1,212                (2,107)
                                                  ---------------------------------------------------------
Total income taxes                                       9,198                29,417                 7,705
Canadian mining taxes                                   17,135                 9,724                11,175
                                                  ---------------------------------------------------------

Total income and mining taxes                         $ 26,333              $ 39,141              $ 18,880
                                                  =========================================================

          The Company's 1996 income tax expense includes a $24 million benefit relating to a reduction of prior years' income tax accruals for certain contingencies which have now been resolved and a $2.6 million benefit relating to the tax portion of litigation recovery proceeds.

                   Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


         Deferred tax assets not recognized in prior years include (i) reversals of prior year valuation allowances of $2.5 million in 1996, $1.3 million in 1995 and $12.4 million in 1994, and (ii) realization of additional deferred tax assets that could not be recognized in prior years of $15.3 million in 1994.

Note 7:       Receivables

                                                                            December 31,
                                                                    1996                    1995
                                                                -------------------------------------
Trade accounts                                                      $ 24,485                $ 37,907
U.S. Government receivable (see note 21)                               5,500                   5,500
Interest and other                                                    17,665                  14,639
                                                                -------------------------------------
                                                                    $ 47,650                $ 58,046
                                                                =====================================


Note 8:       Inventories

                                                                           December 31,
                                                                    1996                    1995
                                                                -------------------------------------
Finished products                                                   $ 21,132                $ 13,498
Ore and in-process                                                    39,980                  26,027
Supplies                                                              30,015                  30,454
                                                                -------------------------------------
                                                                    $ 91,127                $ 69,979
                                                                =====================================

         At December 31, 1996 and 1995, the cost of certain finished gold inventories in the United States stated on the LIFO cost basis totaled $2.1 million and $2 million, respectively. Such inventories would have approximated $3.7 million and $3.6 million, respectively, if stated at the lower of market or current year average production costs.

         At December 31, 1996 and 1995, ore stockpiles in the amounts of $10.9 million and $11.1 million, respectively, not expected to be processed within the 12 months following the end of each year are included in other noncurrent assets (see note 11).

Note 9:       Property, Plant and Equipment

                                                                           December 31,
                                                                   1996                    1995
                                                              ----------------------------------------
Mining properties and development costs                           $1,013,309              $   790,335
Plant and equipment                                                  932,826                  891,277
Land and royalty interests                                             3,905                    3,843
Construction and mine development in progress                         20,260                   12,282
                                                              ----------------------------------------
                                                                   1,970,300                1,697,737
Accumulated depreciation, depletion and
     amortization                                                   (963,270)                (850,961)
                                                              ----------------------------------------
                                                                  $1,007,030              $   846,776
                                                              ========================================

                   Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


         Included in property, plant and equipment above is the Company's $110 million investment in its 16.7% undivided interest in the Main Pass 299 sulfur mine which contained proven recoverable reserves of approximately 66 million long tons of sulfur at December 31, 1996. In accordance with the Company's accounting policy for reviewing the recoverability of its investment in operating mines, the Company has estimated future Main Pass undiscounted net cash flows based on its share of proven reserves, estimated future sales prices (considering historical and current prices, price trends and related factors), production costs, capital and reclamation costs.

         In estimating its future undiscounted net cash flows, the Company has assumed an average future sales price for sulfur of approximately $70 per ton over the expected remaining 30 year life of the mine. The current market for sulfur is depressed. However, during the past 10 years the market for sulfur has been cyclical with prices ranging between $50 and $142 per ton and averaging over $99 per ton. During the years ended December 31, 1996 and 1995, the Company realized prices of $60 and $68 per ton, respectively. Although the Company does not expect significant improvement in sulfur prices during 1997, the Company believes that future prices over the life of this mine will be sufficient to recover its investment. This view is based on the historical volatility of sulfur prices and on the low operating cost structure of the Main Pass mine.

         Estimates of future cash flows are subject to risks and uncertainties and it is possible that changes could occur in the near term which may affect the recoverability of the Company's investment in the Main Pass operations. If the sulfur market remains depressed for a period of time, the Company may not be able to recover all of its investment in the Main Pass mine and future write-downs of up to $110 million may be required.

Note 10:      Noncurrent Investments


                                                                              December 31,
                                                                      1996                    1995
                                                                  -------------------------------------
Equity investments
     Pinson (50%) and Marigold (33%)
        mines (see note 3)                                           $   8,640               $   4,121
     Other equity investments                                            1,956                   1,963
Navan Resources plc                                                     16,800                  24,000
Other investments                                                       12,210                  16,104
                                                                  -------------------------------------
                                                                      $ 39,606                $ 46,188
                                                                  =====================================

          In 1995, Homestake acquired for $24 million a 10% interest in Navan Resources plc ("Navan"), an Irish public company with diverse mineral interests in Europe. The purchase price included an option which will permit Homestake to acquire from Navan up to a 50% interest in Navan Bulgarian Mining BV ("Navan BV"), which in turn owns 68% of Bimak AD, the owner of the Chelopech gold/copper operations in Bulgaria, by investing an additional $48 million. Homestake's initial $12 million investment in Navan BV is conditioned upon receipt of all necessary permits for construction of a roaster and an increase in mining rate at Chelopech from 500,000 to 750,000 metric tons per year, approval of the project by the Boards of Directors of both companies and agreement on a suitable project management team. Investment of the remaining $36 million in Navan BV is conditioned on subsequent approval by the Bulgarian government, Navan and Homestake of a

                   Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


     further mine and mill expansion and the securing of expansion financing. In March 1996, Homestake exercised its option to acquire up to a 50% interest in Navan BV. However, pending satisfaction of certain conditions, to date no amunts have been advanced in respect to this option.

          In December 1996, Homestake in consultation with Navan, determined that due to the deteriorating political and economic situation in Bulgaria, it was likely that further development of the Chelopech project would be delayed substantially. In light of the uncertainty surrounding the project, Homestake considered it had an other than temporary impairment of its investment and reduced the carrying value of the investment in Navan, including its option to acquire up to a 50% interest in Navan BV, to the quoted market value of the Navan securities. The resulting charge of $7.2 million was recorded in the fourth quarter of 1996.

         Other investments at December 31, 1995 included $10 million related to a 1995 investment in Orion Resources NL ("Orion"). In January 1996, after further evaluation of the investment opportunity, the Company sold its investment in Orion and recorded a gain of $.2 million.

Note 11:      Other Assets

                                                                           December 31,
                                                                    1996                    1995
                                                                -------------------------------------
Assets held in trust (see note 17)                                  $ 25,252                $ 23,741
Ore stockpiles                                                        10,946                  11,118
U.S. Government receivable (see note 21)                              10,663                  13,166
Other                                                                  9,263                  11,927
                                                                -------------------------------------
                                                                    $ 56,124                $ 59,952
                                                                =====================================

Note 12:      Accrued Liabilities

                                                                           December 31,
                                                                    1996                    1995
                                                                -------------------------------------
Accrued payroll and other compensation                              $ 23,085                $ 26,925
Accrued reclamation and closure costs                                 10,055                  12,383
Other                                                                  9,034                  14,629
                                                                -------------------------------------
                                                                    $ 42,174                $ 53,937
                                                                =====================================

Note 13:      Long-term Debt

                                                                         December 31,
                                                                  1996                   1995
                                                             --------------------------------------
Convertible subordinated notes (due 2000)                         $ 150,000              $ 150,000
Pollution control bonds
   Lawrence County, South Dakota (due 2003)                          18,000                 18,000
   State of California (due 2004)                                    17,000                 17,000
                                                             --------------------------------------
                                                                  $ 185,000              $ 185,000
                                                             ======================================

                    Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


     Convertible subordinated notes: The Company's 5.5% convertible subordinated notes, which mature on June 23, 2000, are convertible into common shares at a price of $23.06 per common share and are redeemable by the Company in whole at any time. Interest on the notes is payable semi-annually in June and December. Issuance costs of $3.9 million were capitalized and are being amortized over the life of the notes.

     Pollution control bonds: The Company pays interest monthly on the pollution control bonds based on variable short-term, tax-exempt obligation rates. Interest rates at December 31, 1996 and 1995 were 4.3% and 5%, respectively. No principal payments are required until cancellation, redemption or maturity. Bondholders have the right to tender the bonds for payment at any time on seven days notice. The Company has arrangements with underwriters to remarket any tendered bonds and also with a bank to provide liquidity and credit support to the Company and to purchase and hold for up to 15 months any tendered bonds that the underwriters are unable to remarket.

     Lines of credit: In September 1996, the Company replaced its credit agreement with a new United States/Canadian/Australian cross-border credit facility providing a total availability of $275 million. The Company pays a commitment fee of .15% per annum on the unused portion of this facility. The credit facility is available through September 20, 2001 and provides for borrowings in United States, Canadian or Australian dollars, or gold or a combination of these. The credit agreement requires a minimum consolidated net worth of $500 million. In addition, Prime has a $11 million credit facility. At December 31 1996 and 1995, no amounts had been borrowed under these credit agreements.

Note 14:      Other Long-term Obligations

                                                                              December 31,
                                                                      1996                   1995
                                                                  -------------------------------------
Accrued reclamation and closure costs                                $   45,388              $  44,051
Accrued pension and other postretirement
     benefit obligations (see note 17)                                   59,273                 63,092
Other                                                                     9,507                 13,275
                                                                  -------------------------------------
                                                                      $ 114,168              $ 120,418
                                                                  =====================================

     While the ultimate amount of reclamation and site restoration costs to be incurred in the future is uncertain, the Company has estimated that the aggregate amount of these costs for operating properties, plus previously accrued reclamation and remediation liabilities for nonoperating properties, will be approximately $110 million. This figure includes approximately $10.6 million of reclamation costs at the Grants uranium facility which will be funded by the United States Federal Government. At December 31, 1996 the Company had accrued $55.4 million for estimated ultimate reclamation and site restoration costs and remediation liabilities (see notes 12 and 21).

                   Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


Note 15:      Other Income

                                                   1996                  1995                   1994
                                              ------------------------------------------------------------
Gain on asset disposals                          $     3,836           $     5,024             $   19,521
Royalty income                                         2,888                 2,252                  3,061
Foreign currency contract gains
   (losses)                                            1,632                  (151)                 4,569
Foreign currency exchange losses on
   intercompany advances                              (8,943)                 (883)                (5,959)
Other foreign currency gains (losses)                    595                   249                   (658)
Pension curtailment gain                               1,868
Other                                                  5,483                 5,140                  5,054
                                              ------------------------------------------------------------
                                                 $     7,359            $   11,631             $   25,588
                                              ============================================================

Note 16:      Other Expense

                                                       1996                  1995                  1994
                                                  -----------------------------------------------------------

Write-downs of investments in
     mining securities (see note 10)                 $     8,983
Expenses related to proposed
     merger  (see note 24)                                 3,424
Other                                                      2,168           $     3,290           $     6,744
                                                  -----------------------------------------------------------
                                                      $   14,575           $     3,290           $     6,744
                                                  ===========================================================

Note 17:      Employee Benefit Plans

     Pension plans: The Company has pension plans covering substantially all United States employees. Plans covering salaried and other nonunion employees provide pension benefits based on years of service and the employee's highest compensation during any 60 consecutive months prior to retirement. Plans covering union employees provide defined benefits for each year of service.

         Pension costs for 1996, 1995 and 1994 for Company-sponsored United States employee plans included the following components:

                                                   1996                   1995                   1994
                                               ------------------------------------------------------------
Service cost - benefits earned
     during the year                               $   4,519              $   3,573              $   3,928
Interest cost on projected
     benefit obligations                              15,319                 14,476                 13,497
Actual net return on assets                          (34,693)               (44,788)                (1,828)
Net amortization (deferral)                           20,696                 32,405                (11,202)
Pension curtailment gain                              (1,868)
                                               ------------------------------------------------------------
                                                   $   3,973              $   5,666              $   4,395
                                               ============================================================

                   Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


         Assumptions used in determining net periodic pension cost for 1996, 1995 and 1994 include discount rates of 7%, 8%, and 7%, respectively, an assumed rate of increase in compensation of 5% for each year and an assumed long-term rate of return on assets of 8.5% for each year. Assumptions used in determining the projected benefit obligations at December 31, 1996 and 1995 include discount rates of 7% and an assumed rate of increase in compensation of 5%.

          The funded status and amounts recognized for pension plans in the consolidated balance sheets are as follows:

                                                        December 31, 1996                       December 31, 1995
                                                            Plans Where                              Plans Where
                                           ----------------------------------------------------------------------------------
                                                                  Accumulated                                  Accumulated
                                           Assets Exceed           Benefits             Assets Exceed           Benefits
                                            Accumulated             Exceed               Accumulated             Exceed
                                              Benefits              Assets                Benefits               Assets
                                           ----------------------------------------------------------------------------------
Actuarial present value
     of benefit obligations
     Vested benefits                          $ (162,100)           $  (17,700)            $ (159,400)          $   (16,300)
                                           ==================================================================================
     Accumulated benefits                     $ (180,800)           $  (18,900)            $ (175,400)          $   (17,500)
                                           ==================================================================================

     Projected benefits                       $ (202,200)           $  (21,000)            $ (195,300)          $   (19,800)
Plan assets at fair value (1)                    224,064                                      192,565
                                           ----------------------------------------------------------------------------------
Plan assets in excess of (less than)
     projected benefit obligation                 21,864               (21,000)                (2,735)              (19,800)
Unrecognized net loss (gain)                     (22,467)                   51                 (7,285)                  114
Unrecognized net transition
     obligation (asset) amortized
     over 15 years                                (3,364)                  547                 (3,916)                  792
Unrecognized prior service
     cost (benefit)                                  141                 2,459                    680                 3,081
Additional minimum liability                                              (957)                                      (1,687)
                                           ----------------------------------------------------------------------------------
Pension liability recognized
     in the consolidated balance
     sheets                                   $   (3,826)           $  (18,900)            $  (13,256)          $   (17,500)
                                           ==================================================================================

    (1) Approximately 98% and 93% of the plan assets were invested in listed stocks and bonds and the balance was invested in fixed-rate insurance contracts at December 31, 1996 and 1995, respectively.

         Amounts shown under "plans where accumulated benefits exceed assets" at December 31, 1996 and 1995 consist of liabilities for a nonqualified supplemental pension plan covering certain employees and a nonqualified pension plan covering directors of the Company. These plans are unfunded. In 1995, the Company established a grantor trust, consisting of a money market fund, mutual funds and corporate-owned life insurance policies, to provide funding for the benefits payable under these nonqualified plans and certain other deferred compensation plans. The grantor trust, which is included in other assets, amounted to $25.3 million at December 31, 1996 and $23.7 million at December 31, 1995.

                    Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


         Certain of the Company's foreign operations participate in pension plans. The Company's share of contributions to these plans was $1.4 million in 1996, $1.1 million in 1995, and $0.8 million in 1994.

     Postretirement benefits other than pensions: The Company provides medical and life insurance benefits for certain retired employees, primarily retirees of the Homestake mine. Retirees generally are eligible for benefits upon retirement if they are at least age 55 and have completed five years of service. Net periodic postretirement benefit costs were $3.1 million in 1996 and $3.5 million in 1995 and 1994.

         The actuarial assumptions used in determining net periodic postretirement benefit costs include discount rates of 7% for 1996, 8% for 1995, and 7% for 1994, an initial health care trend rate of 10% grading down to an ultimate health care cost trend rate of 5% for 1996, and an initial health care cost trend rate of 9.5% grading down to an ultimate health care cost trend rate of 5% for 1997. The ultimate trend rate is expected to be achieved by 2006. The actuarial assumptions used in determining the Company's accumulated postretirement benefit obligation at December 31, 1996 and 1995 include a discount rate of 7%. A one percentage-point increase in the assumed health care cost trend rate would result in an increase of approximately $5 million in the accumulated postretirement benefit obligation at December 31, 1996 and an increase of approximately $.5 million in net periodic postretirement benefit costs for 1996.

         The following table sets forth amounts recorded in the Company's consolidated balance sheets at December 31, 1996 and 1995. The Company has not funded any of its estimated future obligation.

                                                                                 December 31,
                                                                       1996                    1995
                                                                   --------------------------------------
Accumulated postretirement benefit obligation
     Retirees                                                         $(29,000)                $(27,000)
     Fully-eligible active plan participants                            (1,000)                  (1,000)
     Other active plan participants                                     (7,000)                  (7,000)
                                                                   --------------------------------------
                                                                       (37,000)                 (35,000)
Unrecognized net gain                                                   (4,364)                  (5,412)
Unrecognized prior service cost                                            617                      677
                                                                   --------------------------------------
Accumulated postretirement benefit obligation
     liability recognized in the consolidated
     balance sheets                                                   $(40,747)                $(39,735)
                                                                   ======================================

     Stock option plans: The Company may grant stock options for up to 6 million common shares under its 1996 stock option plan. The exercise price of each option granted under the 1996 and prior plans is equal to the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Options usually vest over a four-year period.

                     Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


        A summary of the status of the Company's stock option plans as of December 31, 1996, 1995 and 1994 and changes during the years ending on those dates is presented below:

                                            1996                       1995                      1994
                                   -----------------------------------------------------------------------------
                                    Number       Average       Number       Average       Number       Average
                                      of        Price Per        of        Price Per        of        Price Per
                                    Shares        Share        Shares        Share        Shares        Share
                                   -----------------------------------------------------------------------------
Balance at January 1                   2,309                      2,301                      2,600
     Granted                             466        $19.19          361        $15.58          268       $20.50
     Exercised                          (168)        19.71         (206)        13.90         (293)       15.98
     Expired                              (4)        19.38         (147)        16.92         (274)       15.86
                                   ----------                 ----------                 ----------
Balance at December 31                 2,603                      2,309                      2,301
                                   ==========                 ==========                 ==========

Options exercisable at
     December 31                       1,854                      1,500                      1,481
Fair value of options granted
     during the year                                 $5.84                      $5.06

         The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 1.8 years from the vest date (with incremental vesting over four years) for 1996 and 1995, expected volatility of 31.7% and 33.3% for 1996 and 1995, a dividend yield of 1% and 1.3% for 1996 and 1995, respectively, and a risk-free interest rate of 5.4% and 6.9% in 1996 and 1995, respectively.

         The  following  table  summarizes   information   about  stock  options
     outstanding at December 31, 1996:

                                           Options Outstanding                                     Options Exercisable
                        ----------------------------------------------------------    --------------------------------------
      Range of                              Weighted-Average      Weighted-Average                         Weighted-Average
  Exercise Prices           Number            Remaining           Exercise Price          Number           Exercise Price
     Per Share           Outstanding       Contractual Life         Per Share           Exercisable          Per Share
 ---------------------  ---------------  ------------------    ------------------     --------------   ---------------------
  $12.18 to $15.38            881            5.9 years              $13.76                  637                $13.51
    15.43 to 19.13          1,111            6.6 years               17.65                  691                 16.84
    19.70 to 42.77            611            4.0 years               27.98                  526                 29.18
                        ---------------                                               --------------
                            2,603                                                         1,854
                        ===============                                               ==============

         An additional 6 million and .6 million shares were available for future grants at December 31, 1996 and 1995, respectively.

         The Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation," which is effective for periods beginning after December 15, 1995, requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of the effect of the grants on net income and earnings per share in the notes to the financial statements as if such compensation expense had been recognized. The Company has elected to use the pro forma disclosure provisions of SFAS 123 in 1996 and has applied Accounting Principles Board Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the Company's stock option plans. Had compensation expense for the Company's stock-based compensation plans

                     Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)

     been determined based on the fair value of options at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1996 and 1995 would have been as follows:

                                           1996                              1995
                              ----------------------------    -------------------------------
                                                Earnings                            Earnings
                               Net income       per share        Net income        per share
                              -----------       ----------     --------------     -----------
As reported                    $ 30,281         $   0.21         $ 30,327          $  0.22
Pro forma                        28,913             0.20           29,773             0.22

         During the initial phase-in period of SFAS 123, disclosures are not likely to be representative of the pro forma effects on reported net income for future years, as the disclosures only include the pro forma effects of options granted on or after January 1, 1995.

     Other plans: Substantially all full-time United States employees of the Company are eligible to participate in the Company's defined contribution savings plans. The Company's matching contribution was approximately $2.2 million in 1996, $1.6 million in 1995 and $1.1 million in 1994.

Note 18:      Fair Value of Financial Instruments

     At December 31, 1996 and 1995 the carrying values of the Company's cash and equivalents and short-term investments, noncurrent investments, long-term debt and foreign currency options approximated their estimated fair values.

Note 19:      Shareholders' Equity

     Other equity includes deductions of $3.5 million and $3.7 million at December 31, 1996 and 1995, respectively, for loans made to certain former HCI employees and directors for the purchase of HCI common shares. The loans are non-interest bearing, are secured by a pledge of shares, and are not required to be paid until the securities purchased are equal to or greater than the value of the respective loans.

         Each share of common stock includes and trades with a right. Rights are not exercisable currently but become exercisable on the 10th business day after any person, entity or group ("the Acquiring Person") acquires 20% or more of the Company's common stock or announces a tender or exchange offer which would result in such entity acquiring 20% or more of the Company's common stock. When exercisable, each right entitles its holder to purchase from the Company one one-hundredth of a share of Series A Participating Cumulative Preferred Stock, par value $1 per share, at a share price of $75. If the Acquiring Person acquires 30% or more of the Company's common stock other than pursuant to a cash tender offer for all of the Company's stock or engages in certain self-dealing transactions, each right will entitle its holder to purchase Company common stock at one-half the market price therefor. If the Company is subsequently involved in a merger or other business combination involving the Acquiring Person, each right will entitle its holder to purchase certain securities of the surviving company at one-half the market price therefor. The rights expire on November 2, 1997.

                     Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


Note 20:      Additional Cash Flow Information

     Cash paid for interest and for income and mining taxes is as follows:

                                                      1996                  1995                 1994
                                                 ---------------------------------------------------------
Interest, net of amounts capitalized                $  10,643              $ 11,292              $ 10,110
Income and mining taxes                                17,163                22,650                10,670

         Certain investing and financing activities of the Company affected its financial position but did not affect its cash flows. See note 3 for a discussion of the noncash acquisitions of the additional interests in HGAL.

Note 21:      Contingencies

     Environmental Contingencies

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes heavy liabilities on persons who discharge hazardous substances. The Environmental Protection Agency ("EPA") publishes a National Priorities List ("NPL") of known or threatened releases of such substances.

     Whitewood Creek: An 18-mile stretch of Whitewood Creek in the Black Hills of South Dakota formerly was a site on the NPL. The EPA asserted that discharges of tailings by mining companies, including the Company, contaminated soil and water for more than 100 years. In 1990, the Company signed a consent decree with the EPA requiring that the Company perform remedial work on the site and continue long-term monitoring. The on-site remedial work has been completed and the consent decree was terminated on January 10, 1996. At December 31, 1996 the Company had accrued approximately $1 million as its estimate of the total remaining cost of long-term monitoring at the Whitewood Creek site. The EPA deleted the site from the NPL on August 13, 1996.

     Grants: The Company's former uranium millsite near Grants, New Mexico is listed on the NPL. The EPA asserted that leachate from the tailings contaminated a shallow aquifer used by adjacent residential subdivisions. The Company paid the costs of extending the municipal water supply to the affected homes and continues to operate a water injection and collection system that has significantly improved the quality of the aquifer. The Company has decommissioned and disposed of the mills and has covered the tailings impoundments at the site. The total future cost for reclamation, remediation, monitoring and maintaining compliance at the Grants site is estimated to be $20.4 million.

         Title X of the Energy Policy Act of 1992 (the "Act") and subsequent amendments to the Act authorized appropriations of $335 million to cover the Federal Government's share of certain costs of reclamation, decommissioning and remedial action for by-product material (primarily tailings) generated by certain licensees as an incident of uranium sales to the Federal Government. Reimbursement is subject to compliance with regulations of the Department of Energy ("DOE"), which were issued in 1994. Pursuant to the Act, the DOE is responsible for 51.2% of past and future costs of reclaiming the Grants site in accordance with Nuclear Regulatory Commission license requirements. Through December 31, 1996, the Company had received $14.2 million from the DOE and the accompanying balance sheet at December 31, 1996 includes an additional receivable of $16.2 million

                     Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


     (see notes 7 and 11) for the DOE's share of reclamation expenditures made by the Company through 1996. The Company believes that its share of the estimated remaining cost of reclaiming the Grants facility, net of estimated proceeds from the ultimate disposals of related assets, is fully provided in the financial statements at December 31, 1996.

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

     Other Contingencies

     In addition to the above, the Company is party to legal actions and administrative proceedings and is subject to claims arising in the ordinary course of business. The Company believes the disposition of these matters will not have a material adverse effect on its financial position or results of operations.

Note 22:      Foreign Currency and Other Commitments

     Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which established trading ranges within which the United States dollar may be exchanged for foreign currencies by setting minimum and maximum exchange rates. The Company does not require or place collateral for these contracts. However, the Company minimizes its credit risk by dealing with only major international banks and financial institutions. The contracts are marked to market at each balance sheet date. Net unrealized gains on contracts outstanding at December 31, 1996 and 1995 totaled $.3 million. Other income for the years ended December 31, 1996, 1995 and 1994 included income (loss) of $1.6 million, $(.2) million, and $4.6 million, respectively, related to the foreign currency protection program. At December 31, 1996 the Company had outstanding foreign currency contracts as follows:

                                                  Weighted-Average Exchange
                     Amount Covered                 Rates to U.S. Dollars                 Expiration
Currency               (U.S. Dollars)           Put Options       Call Options              Dates
-------------------------------------------------------------------------------------------------------
Canadian                      $149,120             0.71               0.77                   1997
Canadian                        29,000             0.73               0.77                   1998
Australian                      94,400             0.77               0.80                   1997
Australian                       6,000             0.77               0.80                   1998
                         --------------
                              $278,520

         In addition to amounts related to the foreign currency option contracts, the Company realized foreign currency transaction losses of $8.3 million in 1996, $.6 million in 1995, and $6.6 million in 1994 which were included in other income. The 1996 net foreign currency transaction loss includes the recognition of an $8.9 million foreign exchange loss primarily related to the Company's Canadian-dollar denominated advances to HCI.

                     Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


         In the fourth quarter of 1996, the Company entered into forward sales commitments for 680,100 ounces expected to be produced from the McLaughlin mine stockpiles from 1997 through 2003. The Company does not require or place collateral for these contracts. At December 31, 1996 the Company's forward sales commitments were as follows:

                                                                      Average Price of
                                       Forward Sales                    Forward Sales
       Year                           (ounces)                           (per ounce)
-----------------------------------------------------------------------------------------
       1997                               120,100                           $385
       1998                               120,000                            399
       1999                               109,900                            415
       2000                                85,100                            430
       2001                                85,000                            446
       2002                                85,000                            463
       2003                                75,000                            481
                                    --------------
                                          680,100

         During 1994, the Company entered into forward sales for 183,200 ounces of gold it expected to produce at the Nickel Plate mine during 1995 and 1996. In October 1995, the Company closed out forward sales covering 24,400 ounces at an average price of $435 per ounce for delivery in 1996, realizing a gain of $.8 million. Gold sales for 1996 and 1995 included 70,000 ounces and 88,800 ounces sold under this program at an average price of $421 per ounce and $398 per ounce, respectively. At December 31, 1996 all sales and obligations under this forward sales program had been completed.

         The purpose of both of the above forward sales programs was to help assure recovery of the Company's remaining investment in the mines and provide for remaining unaccrued reclamation costs.

         The Company has entered into various commitments during the ordinary course of its business, which include commitments to perform assessment work and other obligations necessary to maintain or protect its interests in mining properties, financing and other obligations to joint ventures and partners under venture and partnership agreements, and commitments under federal and state environmental health and safety permits.

Note 23:      Geographic and Segment Information

     The Company primarily is engaged in gold mining and related activities. Interests in joint ventures are included in segment operations and identifiable assets. Operating earnings, which are defined as operating revenues less operating costs and exploration expenses, exclude corporate income and expenses, and income and mining taxes. Identifiable assets represent those assets used in a segment's operations. Corporate assets are principally cash and equivalents, short-term investments and assets related to operations not significant enough to require classification as a business segment.

                    Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


GEOGRAPHIC INFORMATION

                                                         1996                1995               1994
                                                    -------------------------------------------------------
Revenues
     United States (1)                                  $   310,881         $   349,461        $   346,629
     Canada (2)                                             304,530             264,548            192,363
     Australia                                              147,241             120,898            143,944
     Latin America (3)                                        4,284              11,458             22,551
                                                    -------------------------------------------------------
                                                        $   766,936         $   746,365        $   705,487
                                                    =======================================================

Exploration Expense
     United States                                      $    11,861         $    12,750        $    11,841
     Canada                                                   9,751               2,797              2,445
     Australia                                                7,863               4,745              4,008
     Latin America and other                                 15,907               7,249              3,053
                                                    -------------------------------------------------------
                                                        $    45,382         $    27,541        $    21,347
                                                    =======================================================

Operating Earnings
     United States (1,4)                                $    23,124         $    32,623        $    60,538
     Canada                                                 103,640              86,662             53,359
     Australia                                                1,914               4,516             25,018
     Latin America and other (3)                            (14,606)             (6,544)            (4,412)
                                                    -------------------------------------------------------
                                                        $   114,072         $   117,257        $   134,503
                                                    =======================================================

Identifiable Assets as of December 31
     United States                                      $   522,565         $   618,267        $   598,059
     Canada                                                 494,083             432,087            382,575
     Australia                                              451,973             264,238            207,837
     Latin America and other                                 13,487               7,041             13,497
                                                    -------------------------------------------------------
                                                        $ 1,482,108         $ 1,321,633        $ 1,201,968
                                                    =======================================================

     (1) Includes a foreign currency exchange loss of $8.9 million in 1996 primarily related to the Company's Canadian-dollar denominated advances to HCI and a gain of $15.7 million in 1994 on the sale of the Company's interest in the Dee mine.

     (2) Includes a gain of $11.2 million in 1994 on the dilution of the Company's interest in Prime.

     (3) Includes a gain of $2.7 million in 1995 on the sale of the Company's interest in the Torres mining complex.

     (4) Includes, in 1996, write-downs of $9 million in the carrying value of investments in mining company securities and costs of $3.4 million related to Homestake's now terminated proposed merger with Santa Fe.

                    Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


SEGMENT INFORMATION

                                                                    1996                1995               1994
                                                               -------------------------------------------------------
Revenues
     Gold                                                          $   713,774          $  677,377        $   632,031
     Sulfur and oil                                                     30,749              40,620             26,882
     Interest and other (1,2)                                           22,413              28,368             46,574
                                                                -------------------------------------------------------
                                                                   $   766,936          $  746,365        $   705,487
                                                                ======================================================

Operating Earnings
     Gold (1)                                                      $   112,800          $  111,564        $   134,695
     Sulfur and oil                                                      1,272               5,693               (192)
                                                                ------------------------------------------------------
     Operating earnings                                                114,072             117,257            134,503
     Net corporate expense (2,3)                                       (42,388)            (31,791)           (28,690)
                                                                ------------------------------------------------------
Income Before Taxes and Minority Interests                         $    71,684          $   85,466        $   105,813
                                                                ======================================================

Depreciation, Depletion and Amortization
     Gold                                                          $   105,020          $   90,237        $    66,857
     Sulfur and oil                                                      6,302               8,055              7,861
     Corporate                                                           1,031               1,310              1,453
                                                                ------------------------------------------------------
                                                                   $   112,353          $   99,602        $    76,171
                                                                ======================================================

Exploration Expense
     Gold                                                          $    45,382          $   27,541        $    21,318
     Sulfur and oil                                                          -                   -                 29
                                                                ------------------------------------------------------
                                                                   $    45,382          $   27,541        $    21,347
                                                                ======================================================

Additions to Property, Plant and Equipment
     Gold (4)                                                      $   262,235          $  147,549        $    83,597
     Sulfur and oil                                                      1,541               1,604              3,039
     Corporate                                                             440                 483              2,018
                                                                ------------------------------------------------------
                                                                   $   264,216          $  149,636        $    88,654
                                                                ======================================================

Identifiable Assets as of December 31
     Gold                                                          $ 1,038,156          $  870,512        $   796,016
     Sulfur and oil                                                    126,499             134,990            143,742
     Corporate:
        Cash and equivalents and short-term
            investments                                                219,757             212,373            205,180
        Other                                                           97,696             103,758             57,030
                                                                ------------------------------------------------------
                                                                   $ 1,482,108         $ 1,321,633        $ 1,201,968
                                                                ======================================================


     (1) Includes a gain of $2.7 million in 1995 on the sale of the Company's interest in the Torres mining complex and a gain of $15.7 million in 1994 on the sale of the Company's interest in the Dee mine.

     (2) Includes a foreign currency exchange loss of $8.9 million in 1996 primarily related to the Company's Canadian-dollar denominated advances to HCI and a gain of $11.2 million in 1994 on the dilution of the Company's interest in Prime.






                    Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


     (3) Includes, in 1996, write-downs of $9 million in the carrying value of investments in mining company securities and costs of $3.4 million related to Homestake's now terminated proposed merger with Santa Fe.

     (4) Includes additions to property, plant and equipment of $35.6 million in 1996 related to the purchase of Cominco's 60% interest in the Snip mine and additions of $122.6 million and $68.7 million in 1996 and 1995, respectively, related to the acquisition of the 18.5% of HGAL the Company did not already own (including deferred tax purchase adjustments of $32.5 million and $18.2 million, respectively).

          Sales  to  individual   customers   exceeding  10%  of  the  Company's
     consolidated revenues were as follows:

                                     1996               1995                1994
                               -------------------------------------------------------
          Customer A               $   129,000        $    92,000         $   129,000
                   B                   117,000            102,000
                   C                    77,000
                   D                    77,000
                   E                                      101,000             118,000
                   F                                       91,000             100,000

          Because of the active worldwide market for gold, Homestake believes that the loss of any of these customers would not have a material adverse impact on the Company.

Note 24:   Subsequent Events

     On March 10, 1997, the Company announced that Santa Fe Pacific Gold Corporation had terminated its previously announced merger agreement with Homestake and, in accordance with the terms of the merger agreement, had paid Homestake a $65 million termination fee. As a result, in the first quarter of 1997 the Company will record a pretax gain of approximately $63 million ($49 million after tax), net of merger related expenses of approximately $2 million incurred in 1997.

         In February 1997, Homestake completed the previously announced sale of its interests in the George Lake and Back River ventures in Canada to Arauco Resources Corporation ("Arauco") for $10 million in cash and 3.6 million shares of Arauco common stock. As a result of this transaction, the Company will record a pretax gain of approximately $14 million ($8 million after tax) in the first quarter of 1997.

                         REPORT OF INDEPENDENT AUDITORS


The Shareholders and
Board of Directors of
Homestake Mining Company:

We have audited the consolidated balance sheets of Homestake Mining Company and Subsidiaries as of December 31, 1996 and 1995, and the related statements of consolidated income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Homestake Mining Company and Subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




/s/ Coopers & Lybrand L.L.P.
---------------------------
San Francisco,  California  February 7, 1997, except for
Note 24 as to which the date is
March 10, 1997.

               MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING


The accompanying consolidated financial statements of Homestake Mining Company and Subsidiaries are prepared by the Company's management in conformity with generally accepted accounting principles. Management is responsible for the fairness of the financial statements, which include estimates based on judgments.

     The Company maintains accounting and other control systems which management believes provide reasonable assurance that financial records are reliable for the purposes of preparing financial statements and that assets are properly safeguarded and accounted for. Underlying the concept of reasonable assurance is the premise that the cost of controls should not be disproportionate to the benefits expected to be derived from such controls. The Company's internal control structure is reviewed by its internal auditors and to the extent necessary by the external auditors in connection with their independent audit of the Company's consolidated financial statements.

     The external auditors conduct an independent audit of the consolidated financial statements in accordance with generally accepted auditing standards in order to express their opinion on these financial statements. These standards require that the external auditors plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement.

     The Audit Committee of the Board of Directors, composed entirely of outside directors, meets periodically with management, internal auditors and the external auditors to discuss the annual audit, internal control, internal auditing and financial reporting matters. The external auditors and the internal auditors have direct access to the Audit Committee.




/s/ Jack E. Thompson
--------------------
Jack E. Thompson
President and Chief Executive Officer



/s/ Gene G. Elam
----------------
Gene G. Elam
Vice President, Finance and Chief Financial Officer           March 10, 1997

Quarterly Selected Data
(In thousands, except per share amounts)

                                 First              Second             Third               Fourth
                                Quarter            Quarter             Quarter            Quarter               Year
                             ----------------------------------------------------------------------------------------------------
1996:
Revenues                        $ 202,808          $ 201,492          $ 183,683           $ 178,953           $ 766,936
Net income                         13,653 (1)          6,776              7,427 (2)           2,425 (2,3,4)      30,281 (1,2,3,4)

Per common share:
     Net income                 $    0.09 (1)      $    0.05          $    0.05 (2)       $    0.02 (2,3,4)   $    0.21 (1,2,3,4)
     Dividends paid                  0.05               0.05               0.05                0.05                0.20


1995:
Revenues                        $ 179,932          $ 195,590          $ 181,428           $ 189,415           $ 746,365
Net income                          6,560             11,179              4,945               7,643              30,327

Per common share:
     Net income                 $    0.05          $    0.08          $    0.04           $    0.05           $    0.22
     Dividends paid                  0.05               0.05               0.05                0.05                0.20

(1) Includes income of $4.9 million ($5.5 million pretax) or $0.03 per share from a litigation recovery.

(2) Includes $2.7 million or $0.02 per share and $21.3 million or $0.14 per share in the third and fourth quarters, respectively, for reductions in the Company's accrual for prior year income taxes.

(3) Includes foreign currency exchange losses on intercompany advances of $7.2 million ($8.7 million pretax) or $0.05 per share and $7.4 million ($8.9 million pretax) or $0.05 per share in the 1996 fourth quarter and year-to-date periods, respectively, primarily related to the Company's Canadian-dollar denominated advances to HCI.

(4) Includes write-downs of $8.3 million ($9 million pretax) or $0.06 per share in the carrying value of investments in mining company securities, and costs of $2.8 million ($3.4 million pretax) or $0.02 per share related to Homestake's now terminated proposed merger with Santa Fe.

Common Stock Price Range
(Prices as quoted on the New York Stock Exchange)

                                 First             Second               Third             Fourth
                                Quarter            Quarter             Quarter            Quarter             Year
                        ---------------------------------------------------------------------------------------------
1996:      High                  $20.63             $20.88              $18.00             $16.63             $20.88
           Low                    15.75              16.88               14.25              13.63              13.63

1995:      High                  $19.13             $19.13              $18.13             $17.38             $19.13
           Low                    14.75              15.63               16.13              15.13              14.75

            ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None


                                    PART III

                             ITEMS 10, 11, 12 AND 13

         In accordance with General Instruction G(3), Items 10, 11, 12 and 13 (with the exception of certain information pertaining to executive officers, which is included in Part I hereof) have been omitted from this report as that information will be provided by amendment.

                                     PART IV

               ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORMS 8-K

(a)      1.  Financial Statements:

                  Refer to Part II, Item 8.

         2.  Financial Statement Schedules:

                  Schedules for the years ended December 31, 1996, 1995, and 1994 -

                  II       Valuation and Qualifying Accounts

                  Report of Independent Auditors

                  Schedules not listed are omitted because they are not required or because the required information is included elsewhere in this report.

         3.   Exhibits

         3.1 Restated Certificate of Incorporation of Homestake Mining Company (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 33-48526 on Form S-4 filed on June 10, 1992 (the "1992 S-4 Registration Statement")).
         3.2      Amendment  to   Restated   Certificate  of  Incorporation  of
                  Homestake Mining Company dated June 3, 1991 (incorporated by reference to Exhibit 3.2 to the 1992 S-4 Registration Statement).
         3.3 Certificate of Correction of the Restated Certificate of Incorporation of Homestake Mining Company dated February 10, 1992 (incorporated by reference to Exhibit 3.3 to the 1992 S-4 Registration Statement).
         3.4 Bylaws (as amended through May 9, 1993) of Homestake Mining Company (incorporated by reference to Exhibit 3.4 to the Registrant's Form 10-Q for the quarter ended March 31, 1995).

         3.5      Rights  Agreement  dated  October  16, 1987  (incorporated  by reference  to  Exhibit  1  to  the  Registrant's  Registration
                  Statement on Form 8-A dated October 16, 1987).
         3.6      Certificate   of   Designation   of  Series  A   Participating
                  Cumulative   Preferred  Stock  of  Homestake   Mining  Company
                  (incorporated  by reference  to Exhibit 2 to the  Registrant's
                  Registration Statement on Form 8-A dated October 16, 1987).
         3.7      Amendment  to   Certificate   of   Designation   of  Series  A
                  Participating  Cumulative  Preferred Stock of Homestake Mining
                  Company  (incorporated  by  reference  to  Exhibit  3.6 to the
                  Registrant's Report on Form 8-K dated November 20, 1996).
         4.1      Indenture  dated as of  January  23,  1993  between  Homestake
                  Mining Company,  Issuer and The Chase  Manhattan  Bank,  N.A.,
                  Trustee, with respect to U.S. $150,000,000 principal amount of
                  5 1/2%  Convertible  Subordinated  Notes due  January 23, 2000
                  (incorporated  by reference to Exhibit 4.2 to the Registrant's
                  Form 8-K Report dated as of June 23, 1993).
         10.1     Credit  Agreement  dated as of September  20, 1996 between the
                  Registrant, the Lenders, The Chase Manhattan Bank of Canada as
                  Canadian  Administrative  Agent for Lenders,  Chase Securities
                  Australia   Limited,   ACN  002   888   011,   as   Australian
                  Administrative  Agent for Lenders,  Chase  Securities Inc., as
                  Arranger,  The Chase Manhattan Bank, as  Administrative  Agent
                  for  Lenders,  and  Canadian  Imperial  Bank of  Commerce,  as
                  Documentation Agent for Lenders  (incorporated by reference to
                  Exhibit  10.1  to  the  Registrant's  Form  8-K  dated  as  of
                  September 20, 1996).
         10.2     Agreement  dated  July 4,  1995  between  Noranda  Exploration
                  Company  Limited,  Teck Corporation and  International  Corona
                  Resources  Limited  (a  subsidiary  of  International   Corona
                  Corporation,  now  Homestake  Canada Inc. and a subsidiary  of
                  Registrant), relating to development of the Quarter Claim mine
                  (incorporated by reference to Exhibit 10.1 to the Registrant's
                  Form 10-K Report for the year ended December 31, 1995).
*        10.3     Form  of  Change of  Control  Severance   Plan  of  Registrant
                  (incorporated by reference to Exhibit 10.2 to the Registrant's
                  Form 10-K Report for the year ended December 31, 1995).
*        10.4     Deferred   Compensation  Plan  of  Homestake   Mining  Company
                  effective  October  1,  1995  (incorporated  by  reference  to
                  Exhibit 10.3 to the Registrant's Form 10-K Report for the year ended December 31, 1995).
*        10.5     Amended   and  Restated   Executive  Supplemental   Retirement
                  Plan of  Homestake  Mining  Company  effective  August 1, 1995
                  (incorporated by reference to Exhibit 10.4 to the Registrant's
                  Form 10-K Report for the year ended December 31, 1995).
*        10.6     Supplemental  Retirement   Plan  of  Homestake Mining Company,
                  amended  and   restated   effective  as  of  January  1,  1990
                  (including  November 29, 1990  modification)  (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K Report
                  for the year ended December 31, 1995).
*        10.7     Master Trust  under  the   Homestake  Mining  Company Deferred
                  Compensation  Plans as of  December 5, 1995  (incorporated  by reference to Exhibit 10.6 to the Registrant's Form 10-K Report
                  for the year ended December 31, 1995).
*        10.8     Retirement  plan  for   outside  directors of  the  Registrant
                  dated as of July 21, 1994 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated March 20,
                  1995).
         10.9     [Reserved]
         10.10    Agreement  dated  October 9, 1991 between the  Registrant  and
                  Chevron  Minerals Ltd.  (incorporated  by reference to Exhibit
                  10(b)  to the  Registrant's  Form  10-K  for  the  year  ended
                  December 31, 1991).

         10.11 Guarantee dated December 18, 1991 between the Registrant and Chevron Minerals Ltd. (incorporated by reference to Exhibit 10(c) to the Registrant's Form 10-K for the year ended December 31, 1991).
         10.12 Agreement dated May 4, 1990 for the sale of the Registrant's 42.5% partnership interest in The Doe Run Company
                  (incorporated by reference to Exhibit 28(a) to the Registrant's Form 8-K dated May 18, 1990).
         10.13 Purchase and sale agreement dated January 15, 1989 between the Registrant's subsidiary, Homestake Gold of Australia Limited, and North Kalgoorlie Mines Limited (and Group Companies) and Kalgoorlie Lake View Pty. Ltd. (incorporated by reference to
                  Exhibit 10(g) to the Registrant's Form 10-K for the year ended December 31, 1989).
         10.14 Agreement Amending Joint Venture Agreement made 19 June 1996 between Homestake Gold of Australia Limited, North Kalgoorlie Mines Pty Ltd. and Kalgoorlie Consolidated Gold Mines Pty Ltd.
         10.15 Joint Operating Agreement dated May 1, 1988 between Freeport-McMoRan Resources Partners, IMC Fertilizer, Inc. and Felmont Oil Corporation (a subsidiary of Registrant, now named Homestake Sulphur Company) relating to the Main Pass Block 299 sulfur project (incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K for the year ended December 31,
                  1992).
         10.16 Amendment No. 1 dated July 1, 1993 to Joint Operating Agreement between Freeport McMoRan Resources Partners, IMC Fertilizer, Inc. and Homestake Sulphur Company (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 1993).
         10.17 Amendment No. 2 dated November 30, 1993 to Joint Operating Agreement between Freeport McMoRan Resources Partners, IMC Fertilizer, Inc. and Homestake Sulphur Company (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 1993).
         10.18 Letter dated June 17, 1996, amending Amendment No. 1 to Joint Operating Agreement between Freeport McMoran Resource Partners, IMC Fertilizer Inc. and Homestake Sulphur Company.
         10.19 Amended and Restated Project Agreement (David Bell Mine) dated as of April 1, 1986 among Teck Corporation, International Corona Resources Ltd. (a subsidiary of International Corona Corporation, now Homestake Canada Inc. and a subsidiary of Registrant), Teck-Hemlo Inc., Corona-Hemlo Inc. (a subsidiary of International Corona Corporation, now Homestake Canada Inc. and a subsidiary of Registrant) (incorporated by reference to
                  Exhibit 10.17 to the Registrant's Form 10-K for the year ended December 31, 1992).
         10.20 Amended and Restated Operating Agreement (David Bell Mine) among Teck Corporation, International Corona Resources Ltd. (a subsidiary of International Corona Corporation, now Homestake Canada Inc. and a subsidiary of Registrant), Teck Mining Group Limited, Teck-Corona Operating Corporation, Teck-Hemlo Inc. and Corona-Hemlo Inc. (a subsidiary of International Corona Corporation, now Homestake Canada Inc. and a subsidiary of Registrant) (incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K for the year ended December 31, 1992).
         10.21 Project Agreement (Williams Mine) dated August 11, 1989 among Teck Corporation, Corona Corporation (now Homestake Canada Inc. and a subsidiary of Registrant) and Williams Operating Corporation (incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K for the year ended December 31, 1992).

         10.22    Operating  Agreement  (Williams  Mine)  dated  August 11, 1989 among Teck  Corporation,  Corona  Corporation  (now  Homestake
                  Canada Inc. and a subsidiary of Registrant), Teck Mining Group
                  Limited and Williams  Operating  Corporation  (incorporated by reference to Exhibit 10.20 to the  Registrant's  Form 10-K for
                  the year ended December 31, 1992).
         10.23    Shareholders'  Agreement  dated  August 11, 1989 among  Corona
                  Corporation  (now  Homestake  Canada Inc. and a subsidiary  of
                  Registrant),   Teck   Corporation   and   Williams   Operating
                  Corporation (incorporated by reference to Exhibit 10.21 to the
                  Registrant's Form 10-K for the year ended December 31, 1992).
*        10.24    Agreement  dated   July  16, 1982,  as  amended    November 3,
                  1987 and February 23, 1990,  between the  Registrant and H. M.
                  Conger  (incorporated  by  reference  to Exhibit  10(a) to the
                  Registrant's Form 10-K for the year ended December 31, 1989).
*        10.25    Share  Incentive Plan effective  July 1, 1988 of International
                  Corona  Corporation  (now Homestake Canada Inc. and subsidiary of Registrant),  as amended October 22, 1991  (incorporated by reference to Exhibit 10.32 to the  Registrant's  Form 10-K for
                  the year ended December 31, 1992).
         10.26    Shareholder  Agreement  dated January 1, 1989 among  Homestake
                  Mining Company,  Case, Pomeroy & Company, Inc. and Hadley Case
                  (incorporated   by   reference   to   Exhibit   10(a)  to  the
                  Registrant's Form 10-K for the year ended December 31, 1988).
         10.27    Amendment dated March 27, 1992 to Shareholder  Agreement dated
                  January 1, 1989 among Homestake Mining Company,  Case, Pomeroy
                  & Company, Inc., and Hadley Case (incorporated by reference to
                  Exhibit 10.14 to the 1992 S-4 Registration Statement).
*        10.28    Consulting  Agreement  dated July 24, 1992,  between Stuart T.
                  Peeler  and  the  Registrant  (incorporated  by  reference  to
                  Exhibit 10.36 to the Registrant's Form 10-K for the year ended
                  December 31, 1992).
*        10.29    Consulting  agreement  dated March 1, 1993 between  William A.
                  Humphrey  and the  Registrant  (incorporated  by  reference to
                  Exhibit 10.27 to the Registrant's Form 10-K for the year ended
                  December 31, 1993).
*        10.30    Consulting agreement dated as of May 15, 1996 between Harry M.
                  Conger and the Registrant.
*        10.31    Employees Non-Qualified Stock Option Plan--1978  (incorporated by reference to Exhibit  10(a) to the  Registrant's  Form 10-K for the year ended December 31, 1984,  Commission  File Number
                  1-1235  and  to  Post   Effective   Amendment  No.  3  to  the
                  Registrant's  Registration  Statement  on Form S-8 dated March
                  11, 1988).
*        10.32    1981 Incentive Stock Option Plan (incorporated by reference to
                  Exhibit 10(b) to the Registrant's Form 10-K for the year ended
                  December 31, 1984,  Commission  File Number 1-1235 and to Post
                  Effective  Amendment  No. 3 to the  Registrant's  Registration
                  Statement on Form S-8 dated March 11, 1988).
*        10.33    Long Term Incentive  Plan of 1983 of Homestake  Mining Company
                  (incorporated   by   reference   to   Exhibit   10(g)  to  the
                  Registrant's Registration Statement on Form S-14 dated May 16,
                  1984).
*        10.34    Employees'   Stock   Option   and  Share   Rights   Plan--1988
                  (incorporated   by   reference   to   Exhibit   10(n)  to  the
                  Registrant's Form 10-K for the year ended December 31, 1987).
*        10.35    1996 Stock Option and Share Rights Agreement (incorporated by reference  to  Exhibit A to the  Registrant's Proxy Statement
                  for the 1996 Annual Meeting of Shareholders).
         11       Computation of Earnings Per Share.
         21       Subsidiaries of the Registrant.
         23       Consent of Coopers & Lybrand L.L.P., Independent Auditors.
         27       Financial Data Schedule.

         * Compensatory plan or management contract.

(b)      Reports Filed on Form 8-K

         Three reports on Form 8-K were filed during the fourth quarter of 1996.

         The report on Form 8-K dated November 20, 1996 was submitted in order to file the Amendment to Certificate of Designation of Series A Participating Cumulative Preferred Stock of Homestake Mining Company.

         The report on Form 8-K dated December 9, 1996 was submitted in order to file the slide presentation given to Homestake and Santa Fe Pacific Gold Corporation shareholders with respect to the proposed merger between the Registrant and Santa Fe Pacific Gold Corporation.

         The report on Form 8-K dated December 12, 1996 announced the proposed business combination of the Registrant and Santa Fe Pacific Gold Corporation and filed the Agreement and Plan of Merger dated December 8, 1996 among the Registrant and Santa Fe Pacific Gold Corporation.


 CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

         Statements in this report, including the exhibits, contain forward looking statements and information relating to the Company that is based on the beliefs of management, as well as assumptions made by and information currently available to management. Forward looking statements include statements preceded by the words "anticipate," "believe," "estimate," "expect," "indicate," "intend," "will," and similar expressions. Estimates of reserves, future production, and future costs per ounce are forward looking statements. Estimates of reserves, future production and future costs per ounce of gold-equivalent production are also forward-looking statements.

         The purpose of this cautionary statement is to identify certain important factors and assumptions on which such forward looking statements may be based or which could cause actual results to differ materially from those expressed in the forward looking statements. The important factors and assumptions set forth below should be read in conjunction with "RISK FACTORS" on page 93.

         Reserves. Reserves reported by Homestake reflect estimated quantities and grades of gold and silver in deposits and in stockpiles of mined material that Homestake believes can be mined, processed and sold at prices sufficient to recover the estimated future cash costs of production, remaining investment and anticipated additional capital expenditures. Estimates of cost of production are based on current and projected costs taking into account past experience and expectations as to the future. Estimated mining dilution is factored into reserve calculations.

         Reserves are reported as general indicators of the life of mineral deposits. Reserves should not be interpreted as assurances of mine lives or of the profitability of current or future operations. Reserves are estimated for each property based upon factors relevant to each deposit. Reserves are estimates based on drilling results, past experience with property, experience of the person making the reserve estimates and many other factors. Reserve estimation is an interpretive process based upon available data, and the actual quality and characteristics of ore deposits cannot be known until mining has taken place.

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

         Gold and silver reserve calculations for properties operated by Homestake are prepared by the Company. Gold and silver ore reserve calculations for properties not operated by Homestake are based on information provided to Homestake by the operator. Homestake periodically reviews such information but does not independently confirm the information provided by these operators. Homestake used a price of US$375 per ounce of gold and US$5 per ounce of silver in its preparation of reserve estimates at December 31, 1995 and 1996.

         For a discussion of sulfur reserves see page 29.

         Estimates of Production. Estimates of future production and mine life for particular properties and production estimates are derived from annual mining plans that have been developed based on, among other things, mining experience, reserve estimates, assumptions regarding ground conditions and physical characteristics of ores (such as hardness and presence or absence of certain metallurgical characteristics), and estimated rates and costs of production. Actual production may vary from estimates for a variety of reasons, including risks and hazards of the types discussed above, actual ore mined varying from estimates of grade and metallurgical and other characteristics, mining dilution, strikes and other actions by labor at unionized locations, restrictions imposed by government agencies and other factors. Estimates of production from properties not yet in production or from operations that are to be expanded are based on similar factors (including, in some instances, feasibility reports prepared by company personnel and/or outside consultants) but, as such estimates do not have the benefit of actual experience, there is a greater likelihood that actual results will vary from the estimates.

         Estimates of Operating Costs and Capital Costs; Capital Projects. Estimates of cash costs for mining operations are developed based on past experience, reserve and production estimates, anticipated mining and ground conditions, estimated costs of materials, supplies and utilities, exchange rates and other items. Estimates of amortization of noncash costs are based on total capital costs and reserve estimates and may change at least annually based on actual amounts of unamortized capital and changes in reserve estimates. If the net book value of mining operations exceeds the fair value, usually determined based on the estimated future undiscounted cash flows from that mine, then an impairment loss based on the discounted cash flows would be recognized as an expense in the period such evaluation is made.

         Estimates for reclamation and environmental remediation costs are developed based on existing and expected legal requirements, past reclamation experience, cost estimates provided by company employees and third parties and other factors. Estimates also reflect assumptions with respect to actions of government agencies, including exercise of discretion and the amount of time government agencies may take in completing processes required under applicable laws and regulations. As a result, final costs may vary significantly from estimates. Homestake periodically reevaluates its reclamation cost estimates and reclamation reserves to take account of such factors.

         Estimates of future capital costs are based on a variety of factors and may include past operating experience, estimated levels of future production, estimates by and contract terms with third-party suppliers, expectations as to government and legal requirements, feasibility reports (which may be prepared by company personnel and/or outside consultants) and other factors. Capital cost estimates for new projects under development generally are subject to greater uncertainties than additional capital costs for existing operations.

         Estimated periods for completion of capital projects are based on many factors, including Homestake's experience in completing capital projects, and estimates provided by and contract terms with contractors, engineers, suppliers and others involved in design and construction of projects. Estimates also reflect assumptions with respect to factors beyond the Company's control, including, but not limited to, the time government agencies may take in processing applications, issuing permits and otherwise completing processes required under applicable laws and regulations. Actual time to completion may vary significantly from estimates.

         Estimates of exploration costs are based upon many factors such as past exploration costs, estimates of the level and cost of future activities, and assumptions regarding anticipated results on each property. Actual costs may vary during the year as a result of such factors as actual exploration results (which could result in increasing or decreasing expenditures for particular properties), changed conditions, and acquisitions and dispositions of property.

         Taxes. Homestake's operations are conducted in a number of jurisdictions, with differing rates of taxation. Homestake's income and mining taxes were higher in 1996 (before nonrecurring items) and 1995, and can be expected to continue to be higher in the future, as compared with prior years, in part because a substantial part of the Company's income is earned in Canada, which has a combined income tax and mining tax rate which is significantly higher than income tax rates in the United States and Australia. Also, under current circumstances, there is only limited ability to utilize foreign tax credits in calculating Homestake's United States income taxes. Finally, foreign exploration expenses are not deductible expenses for United States income tax purposes. No future income tax benefits can be recognized in the absence of taxable income in the jurisdictions where such expenditures are incurred.

                                  RISK FACTORS

         The risk factors identified below should be considered in conjunction with the information contained in "CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" on page 91.

         Risks of Gold Mining. The business of gold exploration, development and production by its nature involves significant risks. Among other things, the business depends on successful location of mineable reserves and skillful management. Gold exploration is highly speculative in nature, involves many risks and frequently is non-productive. Once mineralization is discovered and determined to be economically recoverable, it usually takes a number of years from the initial phases of exploration until production commences, during which time the economic feasibility of production may change. Substantial expenditures are required to establish reserves through drilling, to determine means of production and metallurgical processes to extract the metal from ore, and, in the case of new properties, to construct mining and processing facilities.

         Mining is subject to a variety of risks and hazards, including rock falls and slides, cave-ins, flooding and other weather conditions, and other acts of God. Homestake maintains property and liability insurance consistent with industry practice, but such insurance contains exclusions and limitations on coverage. For example, coverage for environmental liability generally is limited and may be totally unavailable. There can be no assurances that insurance will continue to be available at economically acceptable premiums. Production costs also can be affected by unforeseen changes in ore grades and recoveries, permitting requirements, environmental factors, work interruptions, operating circumstances, unexpected changes in the quantity or quality of reserves, unstable or unexpected ground conditions, and technical issues.

         Homestake conducts mining operations and exploration in a number of countries. Some countries have higher levels of political and economic risk than others, including potential for such factors as government instability, uncertainty of laws and legal enforcement and compliance, defects in or
uncertainty  as  to  title  to  mining  property,   expropriation  of  property,
restrictions  on  production,   export  controls,  currency  non-convertibility,
fluctuations in currency exchange rates against the United States dollar, inflation and other general economic and political uncertainties.

         Risk Associated with Reserve Realization. Reserves reported by Homestake reflect estimated quantities and grades of gold and silver in deposits and in stockpiles of mined material that Homestake believes can be mined, processed and sold at prices sufficient to recover the estimated future cash costs of production, remaining investment and anticipated additional capital expenditures. Reserves are estimates based on drilling results, past experience with property, experience of the person making the reserve estimates and many other factors. Reserve estimation is an interpretive process based upon available data. The actual quality and characteristics of ore deposits cannot be known until mining has taken place. Further, reserves are valued based on estimates of future prices ($375 in the case of Homestake's gold reserves). Actual quality and characteristic of ore deposits and gold prices will differ from the assumptions used to develop reserves. Such differences may be significant.

         Risks of Gold and Silver Price Fluctuations and Hedging Activities. The results of Homestake's operations are affected significantly by the market price of gold. The results of Homestake's operations are also affected, to a lesser extent, by the market price of silver. The markets for gold and silver are worldwide markets. Gold and silver prices are subject to volatile price movements over short periods of time and are influenced by numerous factors over which Homestake has no control, including expectations with respect to the rate of inflation, the relative strength of the United States dollar and certain other currencies (principally Canadian and Australian dollars), interest rates, global or regional political or economic crises, demand for jewelry and industrial products containing gold and silver, speculation, and sales by central banks and other holders and producers of gold and silver in response to these factors. The supply of gold and silver consists of a combination of new mine production, recycling of industrial products containing gold and silver, and sales from existing stocks of bullion and fabricated gold and silver held by governments, public and private financial institutions, and individuals.

         Homestake's general policy is to sell its production at current prices and not to enter into forward sales, derivatives or other hedging arrangements that establish a price for the sale of future gold and silver production. As a result, in general, Homestake's profitability is fully exposed to fluctuations in the current price of gold and silver in world markets. Homestake's average realized selling prices of gold and silver were $389 and $5 per ounce, respectively, in 1996 and $386 and $5 per ounce, respectively, in 1995. In certain circumstances, Homestake will enter into forward sales commitments for portions of its production. In the fourth quarter of 1996, Homestake entered into forward sales commitments on a fixed basis through 2003 at an average price per ounce of $426 per ounce for 680,100 ounces of the gold expected to be produced from the McLaughlin mine stockpiles. These forward sales were made to ensure recovery of cash production costs and remaining capital costs and reclamation expenses.

         Homestake's results are also affected to a lesser degree by the market prices for sulfur and for crude oil. Sulfur prices are affected principally by the demand for fertilizer and the availability of by-product sulfur recovered during the refining and processing of oil and natural gas. Crude oil prices are affected principally by supply and demand for gasoline and fuel oil as well as global or regional political or economic crises.

         Risk of Currency Fluctuations. Gold is sold throughout the world principally based on the United States dollar price, but operating expenses for gold mining companies are incurred principally in local currencies. Homestake's operations principally are based in the United States, Canada and Australia. Homestake's Canadian and Australian subsidiaries engage in currency hedging programs in Canadian and Australian dollars to protect against significant currency fluctuations relative to the United States dollar.

         Risk of Government Regulation of Mining Activities. Homestake's mining operations and exploration activities are subject to extensive regulation governing development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety, and other matters in all jurisdictions in which they operate. Changes in regulations can have material impacts on anticipated levels of production, costs and profitability. There can be no assurance that all required permits and government approvals can be secured and maintained on an economic basis.

         The Mining Law of 1872 (the "Mining Law") has been the subject of substantial debate and proposals for change for several years. While changes in the Mining Law may occur, Homestake cannot predict when or if changes will occur, or the extent to which any new legislation will exempt or otherwise "grandfather" existing mining operations, unpatented mining claims on which commercial discoveries have been made or unpatented mining claims for which first-half final certificates have been obtained. Under current law, persons staking unpatented mining claims on United States federal government property open to exploration (unpatented mining claims), upon the making and documenting of a discovery of gold or silver in commercial quantities, are entitled to mine the property without payment of royalties and to secure title to the property (patented mining claims) at nominal cost. Under proposals made in recent years to amend the Mining Law, the United States government would be entitled to receive royalties based on either the gross or net value of production from government-owned property. This would have only minimal impact on Homestake's current operations, as substantially all of Homestake's current operations in the United States are conducted on privately held land. However, the Ruby Hill mine currently under development is located on unpatented mining claims without first-half final certificates. Although Homestake believes it has vested rights on the unpatented Ruby Hill mining claims free from the imposition of royalty charges, it is possible that Homestake may be required to pay royalties on production from that property when it is placed into production, which would increase the production cost over current estimates, but the amount of the increase, if any, is not predictable. Expansion at the Round Mountain mine also may occur on government-owned property, as to which royalties similarly might be payable. Should the Mining Law be so amended, it could reduce the amount of future exploration and development activity conducted by Homestake on federal government-owned property in the United States.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           HOMESTAKE MINING COMPANY




Date March 27, 1997                      By:  /s/ J. E. Thompson
     ---------------                        ---------------------
                                              J. E. Thompson
                                              President and
                                              Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signature                Capacity                           Date
  ---------                --------                           -----



/s/ G. G. Elam           Vice President,Finance              March 27, 1997
--------------           and Chief Financial Officer
G. G. Elam               (Principal Financial Officer)



/s/ D. W. Peat            Vice President and Controller      March 27, 1997
--------------            (Principal Accounting Officer)
D. W. Peat






                    (Signatures continued on following page.)


Signature                                           Capacity                            Date
---------                                           --------                            ----

/s/ Harry M. Conger                      Chairman of the Board                        March 27, 1997
-------------------                      and Director
Harry M. Conger

/s/ Jack E. Thompson                     President, Chief  Executive                  March 27, 1997
---------------------                    Officer and Director
Jack E. Thompson

/s/ M. Norman Anderson                   Director                                     March 27, 1997
----------------------
M. Norman Anderson

/s/ Robert H. Clark, Jr.                 Director                                     March 27, 1997
------------------------
Robert H. Clark, Jr.

/s/ G. Robert Durham                     Director                                     March 27, 1997
--------------------
G. Robert Durham

/s/ Douglas W. Fuerstenau                Director                                     March 27, 1997
-------------------------
Douglas W. Fuerstenau

/s/ Henry G. Grundstedt                  Director                                     March 27, 1997
-----------------------
Henry G. Grundstedt

/s/ William A. Humphrey                  Director                                     March 27, 1997
-----------------------
William A. Humphrey

/s/ Robert K. Jaedicke                   Director                                     March 27, 1997
----------------------
Robert K. Jaedicke

/s/ John Neerhout, Jr.                   Director                                     March 27, 1997
----------------------
John Neerhout, Jr.

/s/ Stuart T. Peeler                     Director                                     March 27, 1997
--------------------
Stuart T. Peeler

/s/ Carol A. Rae                         Director                                     March 27, 1997
----------------
Carol A. Rae

/s/ Berne A. Schepman                    Director                                     March 27, 1997
----------------------
Berne A. Schepman


                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (In thousands)

------------------------------------------------------------------------------------------------------------------------

                 COLUMN A                          COLUMN B            COLUMN C           COLUMN D          COLUMN E

                                                  BALANCE AT                                                 BALANCE
                                                   BEGINNING                                                AT END OF
                DESCRIPTION                        OF PERIOD           ADDITIONS         DEDUCTIONS          PERIOD

------------------------------------------------------------------------------------------------------------------------


DEFERRED TAX ASSET VALUATION ALLOWANCES (1)

     Year ended December 31, 1996                  $  59,611          $  17,551          $ 5,010 (2)      $  72,152


     Year ended December 31, 1995                  $  49,839          $  11,034          $ 1,262 (2)      $  59,611


     Year ended December 31, 1994                  $  52,066          $  10,210          $12,437 (3)      $  49,839


(1)For further information see Note 6, Income Taxes, in the Notes to the Consolidated Financial Statements.


(2)Deductions in 1996 and 1995 relate to the realization of certain United States deferred tax assets.


(3)Deductions in 1994 relate to the reversals of Canadian and Australian tax loss carry-forwards.


                        REPORT OF INDEPENDENT ACCOUNTANTS



The Shareholders and Board of Directors
Homestake Mining Company

We have audited the consolidated financial statements of Homestake Mining Company and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, which financial statements are included on pages 57 through 83 of this Form 10K. We have also audited the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homestake Mining Company and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand L.L.P.
----------------------------
San Francisco, California
February 7, 1997, except for Note 24, as to
  which date is March 10, 1997

                                EXHIBIT INDEX

Exhibit                                                                                  Method of Filing
-------                                                                                  ----------------
10.14          Agreement  Amending  Joint  Venture  Agreement  made 19 June 1996 between  Homestake Gold of Australia  Limited,  North  Kalgoorlie
               Mines Pty Ltd. (incorporated by reference to Exhibit 10(g) to the
               Registrants Form 10-K for the year ended December 31, 1989).            Filed herewith electronically

10.18          Letter dated June 17,  1996,  amending  Amendment  No. 1 to Joint
               Operating  Agreement between Freeport McMoran Resources Partners,
               IMC Fertilizers, Inc. and Homestake Sulphur Company                        Filed herewith electronically

10.30          Consulting  Agreement  dated as of May 15, 1996 between  Harry M.
               Conger and the Registrant.                                                 Filed herewith electronically

11             Computation of Earnings Per Share                                          Filed herewith electronically

21             Subsidiaries of Registrant                                                 Filed herewith electronically

23             Consent of Coopers & Lybrand L.L.P., Independent Auditors                  Filed herewith electronically

27            Financial Data Schedule                                                     Filed herewith electronically
