Form 10-K/A
period 1996-12-31
HOMESTAKE MINING CO /DE/
filed 1997-04-28
CIK 743872

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                               (AMENDMENT NO. 1)


(MARK ONE)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO _______

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
Yes  X   No
    ---     ---

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

        The following information, required by Part III of Form 10-K, is being filed by amendment in accordance with Instruction G(3) to Form 10-K.



ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.



        (a) Information with Respect to Directors.



        Certain information as to the Directors of the Registrant is set forth below. The information appearing below, and certain information regarding beneficial ownership of securities by the Directors has been furnished by the Directors.



CLASS I DIRECTORS TO SERVE UNTIL 1997 ANNUAL MEETING:



                            Age at
                           April 15,  Director
                             1997      Since              Biographical Information
                           ---------  --------            ------------------------
M. Norman Andersen .........  66        1992    Mr. Anderson is President of Norman Anderson &
                                                Associates Ltd. (mining consultants). Mr. Anderson
                                                was a director of Homestake Canada Inc. from 1987
                                                to 1993, and was the Chairman of the Board of
                                                Directors of Homestake Canada Inc. from February
                                                1991 to July 1992, when the Company acquired the
                                                outstanding voting shares of Homestake Canada Inc.
                                                He is a director of Prime Resources Group Inc.
                                                (gold mining), Solv-ex Corporation (tar sands
                                                processing), Finning Ltd. (construction
                                                equipment sales and service), and Toronto
                                                Dominion Bank.

Robert H. Clark, Jr. .......  56        1984    Mr. Clark has been Chief Executive Officer since
                                                1993, President since 1983, and a director since
                                                1968 of Case, Pomeroy & Company, Inc. (mining,
                                                oil and gas, real estate).

Douglas W. Fuerstenau.......  68        1977    Mr. Fuerstenau has been a Professor of Metallurgy,
                                                Department of Materials Science and Mineral
                                                Engineering, University of California, Berkeley
                                                since 1959. He was P. Malozemoff Professor of
                                                Mineral Engineering from 1987 to 1993, professor
                                                emeritus from 1993 to July 1994, and has been a
                                                professor in the Graduate School since July 1994.

Berne A. Schepman...........  70        1973    Mr. Schepman has been President of Adair Company
                                                (management consulting) since 1982 and President
                                                of Russian Technology Group (technology
                                                marketing) since July 1992.

CLASS II DIRECTORS TO SERVE UNTIL 1998 ANNUAL MEETING:



                            Age at
                           April 15,  Director
                             1997      Since              Biographical Information
                           ---------  --------            ------------------------
Henry G. Grundstedt.........  68        1992    Mr. Grundstedt is a mining consultant. He was
                                                Senior Vice President of Capital Guardian Trust
                                                Company (money manager of pension and mutual
                                                funds) from 1973 to 1991 and held other executive
                                                positions with that firm beginning in 1972,
                                                specializing in the mining and metals industry.

William A. Humphrey.........  70        1982    Mr. Humphrey has been a mining consultant since
                                                March 1993. He has been Vice Chairman of Homestake
                                                since July 1992, was President and Chief Operating
                                                Officer of Homestake from April 1991 to July 1992,
                                                and was an Executive Vice President of Homestake
                                                from 1981 to April 1991.

John Neerhout, Jr. .........  66        1989    Mr. Neerhout has been the Managing Director of
                                                Union Railways Limited (rail transportation)
                                                since April 1997, and a director of London and
                                                Continental Railways Ltd. since March 1997. He has
                                                been a director of the Energy Group (UK) since
                                                February 1997. Mr. Neerhout retired as
                                                Executive Vice President of Bechtel Group Inc.
                                                (engineering and construction) in October,
                                                1996, a position he held since 1986. Mr. Neerhout
                                                was also a director and held executive positions
                                                with Bechtel Group Inc. and other of its
                                                affiliated companies prior to his retirement.

Robert K. Jaedicke..........  68        1983    Mr. Jaedicke is a Professor (emeritus) of
                                                Accounting at Stanford University Graduate School
                                                of Business. He has been a member of the Stanford
                                                faculty since 1961 and was Dean of the Graduate
                                                School of Business from 1983 to 1990. He is a
                                                director of Boise Cascade Corporation (forest
                                                products and paper), California Water Service
                                                Company, Enron Corp. (natural gas and liquid
                                                fuels), GenCorp (aerospace, auto, polymer
                                                products), State Farm Insurance Companies, and
                                                Wells Fargo & Company and Wells Fargo Bank, N.A.

Carol A. Rae................  51        1995    Ms. Rae has been the President and Chief Executive
                                                Officer of Integrated Media and Marketing, LLC
                                                (producer of educational video and multimedia
                                                products) since 1995, and the President of MedVal
                                                Technologies International, Inc. (manufacturer of
                                                orthopedic splints) since 1984. She has been a member
                                                of the Board of Directors of the U.S. Chamber of
                                                Commerce since 1994. She was Senior Vice President
                                                and General Manager of the Refractive Division of
                                                Chiron Vision Corporation (manufacturer of
                                                ophthalmic intraocular lenses) from 1993 until
                                                1995 and since 1995 she has been Senior Vice
                                                President of Government Affairs of the Refractive
                                                Division of Chiron Vision Corporation. She was
                                                President and Chief Executive Officer of Magnum
                                                Diamond Corporation (manufacturer of surgical
                                                instruments) from 1989 to 1995.

CLASS III DIRECTORS TO SERVE UNTIL 1999 ANNUAL MEETING:



                            Age at
                           April 15,  Director
                             1997      Since              Biographical Information
                           ---------  --------            ------------------------
Harry M. Conger ............  66        1977    Mr. Conger has been Chairman of the Board of
                                                Homestake since 1982. In May 1996, he retired
                                                as Chief Executive Officer of Homestake, a
                                                position he had held since 1978. He was also
                                                President of Homestake from 1977 to 1986. He is
                                                a director of ASA Limited (investment company),
                                                CalMat Company (aggregates, asphalt, and property
                                                development), and Pacific Gas and Electric
                                                Company.

G. Robert Durham ...........  68        1990    In May, 1996, Mr. Durham retired as
                                                Chairman of the Board, Chief Executive Officer
                                                and a director of Walter Industries, Inc.
                                                (building materials, home building, mortgage
                                                financing and natural resources development).
                                                He was Chief Executive Officer and a director of
                                                Walter Industries, Inc. from June 1991, and
                                                Chairman from October 1995, until his retirement.
                                                He was also President from June 1991 until
                                                October 1995. He was Chairman of the Board,
                                                President and Chief Executive Officer of Phelps Dodge
                                                Corporation (mining) from 1987 to 1989, President and
                                                Chief Operating Officer from 1984 to 1987, and held
                                                other executive offices with Phelps Dodge Corporation
                                                or affiliated companies beginning in 1977. He is
                                                a director of FINOVA Group Inc. (financial
                                                services), and a trustee of Mutual Life Insurance
                                                Company of New York.

Stuart T. Peeler ...........  67        1981    Mr. Peeler has been a petroleum industry
                                                consultant since 1989. From 1982 until 1988 he
                                                was Chairman of the Board and Chief Executive
                                                Officer of Statex Petroleum, Inc. He is a
                                                director of CalMat Company (aggregates, asphalt,
                                                and property development), Chieftain International,
                                                Inc. (oil and gas exploration and production) and
                                                Chieftain International Funding Corp. (financial
                                                services).

Jack E. Thompson ...........  47        1994    Mr. Thompson has been the Chief Executive Officer
                                                of Homestake since May 1996, and President and a
                                                director of Homestake since August 1994. He was
                                                Executive Vice President-Canada of Homestake and
                                                President and Chief Executive Officer of Prime
                                                Resources Group Inc. and Homestake Canada Inc.
                                                from July 1992 until August 1994. He was President
                                                of Homestake Mineral Development Company and of
                                                North American Metals Corp. (gold mining) from
                                                1988 until 1992.

INFORMATION CONCERNING THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD:



        Homestake's Board of Directors held 15 meetings during the calendar year 1996.



        The Board of Directors has six standing committees: Executive, Finance, Audit, Compensation, Nominating, and Environment, Health and Safety.



        The Executive Committee has authority to exercise most of the powers of the Board of Directors. It is intended to function on a standby basis. The members of the Committee are Messrs. Thompson (Chairman), Conger, Clark, Humphrey, Peeler and Schepman. The Executive Committee held two meetings during 1996.



        The Finance Committee reviews and makes recommendations to the Board of Directors about proposed dividends, investments and financial matters, and oversees pension and savings plan investments. The members of the Committee are Messrs. Peeler (Chairman), Conger, Grundstedt, Humphrey, and Thompson, and Ms. Rae. The Finance Committee held four meetings during 1996.



        The Audit Committee recommends to the Board of Directors appointment of the firm of independent auditors to examine and report to shareholders on the consolidated financial statements of Homestake, and receives and considers the reports of the auditors. The Committee also oversees Homestake's internal auditing. The members of the Committee are Messrs. Jaedicke (Chairman), Anderson, Clark, and Neerhout, and Ms. Rae, all non-employee directors. The Committee held three meetings during 1996.



        The Compensation Committee evaluates and recommends to the full Board of Directors the levels of compensation and benefits for officers and key employees. The Compensation Committee also administers the Company's stock option plans and its Deferred Compensation Plan and Executive Supplemental Retirement Plan. The members of the Committee are Messrs. Schepman (Chairman), Durham, Fuerstenau, Grudnstedt, Jaedicke and Neerhout, all non-employee directors. The Committee held four meetings during 1996.



        The Nominating Committee reviews and evaluates candidates for director, including nominees recommended by shareholders, and makes recommendations on candidates to the Board of Directors. Applications and communications relating to candidates for director may be sent to the Secretary of Homestake at the corporate offices in San Francisco. The members of the Committee are Messrs. Fuerstenau (Chairman), Anderson, Durham and Schepman, all non-employee directors. The Nominating Committee did not meet during 1996.



        The Environment, Health and Safety Committee oversees Homestake's compliance with environmental, health and safety laws and policies. The members are Messrs. Anderson (Chairman), Durham, Fuerstenau, Humphrey and Neerhout, and Ms. Rae, all non-employee directors. The Environment, Health and Safety Committee held three meetings during 1996.



        Each incumbent director attended at least 75 percent of the total number of meetings of the Board of Directors and the respective committees on which he or she served. The aggregate average attendance at meetings of the Board of Directors and its committees was 96.9 percent.

(b)  Information with Respect to Executive Officers.



        The required information is contained in Part I of the 10-K Report, at pages 39-41.



(c)  Section 16(a) Beneficial Ownership Reporting Compliance.



        Section 16(a) of the Securities Exchange Act of 1934 and related rules require the Company's directors and executive officers to file reports of beneficial ownership and changes of beneficial ownership with the Securities and Exchange Commission and with the Company. Based on its review of reports of beneficial ownership and changes in beneficial ownership required under Section 16(a), the Company believes that during 1996 all of its directors and executive officers timely filed all reports of beneficial ownership and changes in beneficial ownership required under Section 16(a), except that: the Form 3 Initial Report of Ownership of Stephen A. Orr, a Vice President elected in 1996, was filed late; one Form 4 Statement of Changes in Beneficial Ownership for Carol A. Rae, a Director of the Company, reporting a purchase of Company shares, was filed late; and one Form 4 Statement of Changes in Beneficial Ownership for Ronald D. Parker, a Vice President of the Company, reporting an exercise of Company stock options and the sale of the shares so acquired, was filed late (in 1997). No directors or executive officers reported in 1996 a transaction that should have been reported in an earlier year.



ITEM 11.  EXECUTIVE COMPENSATION.



(a)  Compensation of Directors.



        A director of Homestake who is not an employee of the Company or its subsidiaries receives an annual retainer fee of $16,000 and each chairman of a committee of the Board of Directors who is not an employee of Homestake receives an additional annual retainer of $2,000. All directors, including employee directors, receive attendance fees of $900 for each meeting of the Board of Directors and $800 for each committee meeting. Directors are entitled to defer compensation under the Deferred Compensation Plan described below under "Compensation of Executive Officers -- Summary Compensation Table."

        The Company has adopted a Retirement Plan for Outside Directors. Under the Plan, directors who do not have a fully vested interest under any tax-qualified Homestake retirement plan are eligible to receive benefits. The total retirement benefit payable is an amount equal to the annual retainer fee payable to Outside Directors at the date of retirement (presently $16,000 per year) multiplied by the number of years such retiring Director was an Outside Director (i.e., not an employee of the Company or its subsidiaries). The retirement benefit is payable in monthly installments over the number of months the retiring Outside Director served as an Outside Director, beginning on the later of retirement or attaining of age 70 (later of retirement or age 65 in the case of an Outside Director who has served at least 10 years). Benefits payable to a participant who dies prior to completion of payout are payable to the participant's spouse.



        Under the Stock Option and Share Rights Plan -- 1996 ("1996 Plan"), automatic share rights are made available to directors who are not employees of Homestake. For each year that the 1996 Plan is in effect, on the eighth business day after Homestake's annual earnings for the preceding year are released, each non-employee director on that date is granted share rights entitling him or her to receive shares of Homestake common stock for no consideration on the date he or she ceases to serve as a director. The number of shares covered by each annual share right grant is calculated by dividing 10 percent of the compensation received for services as a director of Homestake for the preceding calendar year by the average fair market value of one share of Homestake common stock for the third through the seventh business days following release of Homestake's earnings for the preceding calendar year. Share rights are cancelled if an individual ceases to serve as a director within three years from the date of grant, other than by reason of death, disability, retirement at mandatory retirement age for directors, or termination within one year following a change of control as defined in the 1996 Plan. For 1996, a total of 2,791 share rights were granted under the 1996 Plan. No director was credited with more than 279 share rights for 1996.



        During 1996, Prime Resources Group Inc. ("Prime"), 50.6% owned by the Company, paid directors who were not employees of the Company or its subsidiaries an annual retainer of C$10,000 per year and C$750 for each meeting of the Board or any committee which they attended. Beginning in August 1996, Prime paid directors who were employees of the Company or its subsidiaries C$750 for each meeting of the Board they attended. Effective January 1, 1997, the fee for meetings attended in person increased to C$1,000, but remains at C$750 for telephone meetings. M. Norman Anderson, a non-employee director of the Company and Prime, received C$17,500 in directors fees from Prime for 1996.

        In 1996, M. Norman Anderson provided special consulting services to the Company with respect to various mining matters. For 1996, the Company paid Mr. Anderson $12,000 for such services.



        In May 1996, upon Harry M. Conger's retirement as Chief Executive Officer of the Company, Homestake entered into a consulting agreement with Mr. Conger under which he would act as a consultant to the Board and the Chief Executive Officer of Homestake for one year, subject to renewal for an additional year. Mr. Conger agreed to provide at least 500 hours of consulting services, including continuing to act as a director and non-Executive Chairman of the Board. Mr. Conger is paid a total of $150,000 per year, which is in lieu of any other payments, including directors fees that would otherwise be payable. Homestake also agreed to provide office facilities at a cost of up to $1,500 per month. For the year 1996, Mr. Conger received a total of $112,500 in compensation and $12,114 in office expense reimbursement under the consulting agreement. The consulting agreement has been renewed at the request of the Company for an additional year.



        In March 1993, Homestake entered into a consulting agreement with William A. Humphrey under which Mr. Humphrey provides advisory services to the Company with respect to various mining matters, principally involving Latin America. The agreement is terminable by either party at will. Mr. Humphrey receives compensation at a rate of $1,000 for each day of service under the agreement. No compensation was paid to Mr. Humphrey under the agreement during 1996.



        In July 1992, Homestake entered into a consulting agreement with Stuart
T. Peeler under which Mr. Peeler provides advisory services to the Company with respect to its investment in the Main Pass 299 oil and sulphur project in the Gulf of Mexico. The agreement is terminable by either party on 30 days' notice. Mr. Peeler receives compensation at a rate of $1,000 for each day of service under the agreement. For 1996, the Company paid $17,062 to Mr. Peeler under the agreement.

(b)  Compensation of Executive Officers.



  Summary Compensation Table



     The following table discloses, for the years indicated, compensation received by Homestake's executive officers named therein (the "Homestake Named Executive Officers") for the fiscal years ended December 31, 1996, 1995 and 1994. Such officers served as Chief Executive Officer or were one of the four most highly compensated executive officers (other than the Chief Executive Officer) for the fiscal year ended December 31, 1996. Harry M. Conger retired in May 1996 as the Chief Executive Officer of Homestake. He continued as the non-executive Chairman of the Board of Directors following his retirement.



                                                                             LONG-TERM
                                                                            COMPENSATION
                                          ANNUAL COMPENSATION          ----------------------
                                    -------------------------------
                                                             OTHER       AWARDS
                                                            ANNUAL     ----------     PAYOUTS
                                                            COMPEN-    SECURITIES     -------
        NAME AND                                            SATION     UNDERLYING      LTIP        ALL OTHER
   PRINCIPAL POSITION      YEAR      SALARY     BONUS         (1)      OPTIONS(#)     PAYOUTS     COMPENSATION
-------------------------  -----    ---------  --------     -------    ----------     -------     ------------
Harry M. Conger             1996    $ 202,500  $      0     $32,243(3)   66,400        $  0        $212,252(4)
  Chairman of the           1995      517,500   105,000      66,953(5)   59,900           0           9,000
  Board(2)                  1994      500,000   225,000      14,900(6)   49,200           0           6,750

Jack E. Thompson            1996      422,452   225,000      25,212(8)   56,100           0          12,044(9)
  President and Chief       1995      336,000    68,000      29,146(10)  31,100           0           9,174
  Executive Officer(7)      1994      263,575   146,250     157,438(11)  29,700           0           6,750

Gene G. Elam                1996      272,000    95,700      24,167(12)  17,900           0          11,546(13)
  Vice President,           1995      261,000    41,000       8,150(14)  16,100           0           9,010
  Finance and Chief         1994      252,000    88,200       8,100(15)  13,200           0           6,750
  Financial Officer

Wayne Kirk                  1996      340,000   121,400       1,110(16)  22,300           0          10,908(17)
  Vice President,           1995      326,000    52,000           0      20,100           0           9,010
  General Counsel           1994      315,000   110,250           0      16,500           0           6,750
  and Corporate Secretary

Gil J. Leathley             1996      208,000    71,700      18,995(19)  15,400           0          10,438(20)
  Vice President,           1995      198,088    30,000      49,571(21)  21,500           0          10,655
  Operations(18)            1994      171,740    55,600         692(22)   9,700           0           9,623

William F. Lindqvist        1996      224,000    77,300      19,731(24)  16,500           0          10,916(25)
  Vice President,           1995       91,667    12,000     125,525(26)  30,000           0           3,663
  Exploration(23)           1994          n/a       n/a         n/a         n/a         n/a             n/a


------------

 (1) In accordance with the rules of the Commission, Homestake is not required to report the value of personal benefits for any year unless the aggregate dollar value exceeds the lesser of 10 percent of the executive officer's salary and bonus or $50,000.



 (2) Mr. Conger also served as Chief Executive Officer until May 1996.



 (3) Consists of $23,543 (financial planning) and $8,700 (directors fees).



 (4) Consists of $51,241 (accrued vacation paid on retirement), $3,375 (matching contribution to savings plan), $10,745 (imputed income on split dollar life insurance), $9,434 (tax gross-up related to split dollar life insurance), $12,843 (reimbursement for spousal travel expense and related tax gross-up), $112,500 (consulting fees following retirement) and $12,114 (office expense reimbursement).



 (5) Consists of $49,453 (financial planning) and $17,500 (directors' fees).



 (6) Directors' fees.



 (7) Mr. Thompson served as President and Chief Operating Officer until May 1996, when he was appointed President and Chief Executive Officer.



 (8) Consists of $6,012 (financial planning) and $19,200 (directors' fees).

 (9) Consists of $9,000 (matching contribution to savings plan), $1,422 (imputed income on split dollar life insurance), $1,248 (tax gross-up related to split dollar life insurance) and $374 (above market component of interest paid on deferred compensation plan).



(10) Consists of $17,500 (directors' fees), $11,030 (financial planning) and $616 (tax gross-up for payment made in connection with the sale of Mr. Thompson's Canadian residence in 1994).



(11) Consists of $53,844 (cost-of-living adjustment in connection with Mr. Thompson's foreign assignment), $47,700 (payment to Mr. Thompson in connection with sale of residence in Canada), $45,131 (tax gross-up for payment made in connection with sale of residence), $7,263 (financial planning) and $3,500 (directors' fees). In connection with his appointment as President, Mr. Thompson relocated from Canada to the San Francisco, California area.



(12) Consists of $1,620 (financial planning) and $22,547 (directors' fees paid by subsidiaries).



(13) Consists of $9,000 (matching contributions to savings plan), $1,297 (imputed income on split dollar life insurance), $1,138 (tax gross-up related to split dollar life insurance) and $111 (above market component of interest paid on deferred compensation plan).



(14) Consists of $7,200 (directors' fees paid by publicly held subsidiary) and $950 (financial planning).



(15) Directors' fees paid by publicly held subsidiary.



(16) Directors' fees paid by publicly held subsidiary.



(17) Consists of $9,000 (matching contribution to savings plan), $995 (imputed income on split dollar life insurance), $873 (tax gross-up related to split dollar life insurance), and $40 (above market component of interest paid on deferred compensation plan).



(18) Mr. Leathley served as Vice President, Canadian Operations during a portion of 1995, and during all of 1994, and was resident in Vancouver. Accordingly, a portion of Mr. Leathley's Annual Compensation and All Other Compensation was paid in Canadian dollars during such time periods. The following conversion rates were used to convert such amounts: 1995-0.7324 and 1994-0.7128. Mr. Leathley became Vice President, Operations, of Homestake in May 1995.



(19) Consists of $4,967 (financial planning), $563 (directors' fees paid by publicly held subsidiary), $10,000 (forgiveness of relocation expenses) and $3,465 (tax gross-up related to loan forgiveness).



(20) Consists of $9,000 (matching contribution to savings plan), $248 (reimbursement for spousal travel expense and related tax gross-up), $619 (above market component of interest paid on deferred compensation plan), and $571 (interest on Canadian retirement account).



(21) Consists of $717 (premiums paid on life and accidental death and dismemberment policy), $39,600 (relocation expenses paid by or on behalf of Mr. Leathley) and $9,254 (tax gross-up for relocation expenses). In connection with his appointment as Vice President, Operations, Mr. Leathley relocated from Canada to the San Francisco area.



(22) Premiums paid on life and accidental death and dismemberment policy.



(23) Mr. Lindqvist became an employee of Homestake on June 30, 1995.






(24) Consists of $6,497 (financial planning), $10,000 (forgiveness of relocation expense) and $3,234 (tax gross-up related to loan forgiveness).



(25) Consists of $9,000 (matching contribution to savings plan), $721 (imputed income on split dollar life insurance), $633 (tax gross-up related to split dollar life insurance), and $562 (above market component of interest paid on deferred compensation plan).



(26) Consists of $91,394 (relocation expenses for move from Australia to San Francisco, California area) and $34,131 (tax gross-up related to relocation expenses).



        Under the Company's Deferred Compensation Plan, directors, officers and other key employees selected by the Compensation Committee are permitted to defer income. Under the plan, participants may elect to defer each year an amount not less than $2,000 nor more than 100 percent of compensation. Amounts deferred are credited with interest in an amount equivalent to 120% of (i) the monthly Moody's Corporate Bond Yield Average as published by Moody's Investors Service, Inc. and (ii) such additional amount as the Compensation Committee determines to be appropriate.

  Homestake Option Grants



     The following table sets forth certain information with respect to options to acquire common stock that were granted during 1996 to each Homestake Named Executive Officer under Homestake's stock option plans.



                             OPTION GRANTS IN 1996



                                                                                   POTENTIAL REALIZABLE
                                   % OF TOTAL                                        VALUE AT ASSUMED
                      NO. OF        OPTIONS      EXERCISE                          ANNUAL RATES OF STOCK
                    SECURITIES     GRANTED TO       OR                            PRICE APPRECIATION FOR
                    UNDERLYING     EMPLOYEES       BASE                                 OPTION TERM
                      OPTIONS      IN FISCAL      PRICE       EXPIRATION       -----------------------------
        NAME        GRANTED(1)        YEAR        ($/SH)         DATE             5%(2)           10%(2)
-------------------------------    ----------    --------    -------------     ------------   --------------
Harry M. Conger        66,400         14.27      $ 19.125    Feb. 27, 2006     $ 812,153.11    $2,045,421.61
Jack E. Thompson       46,100          9.91        19.125    Feb. 27, 2006       563,859.31     1,420,089.40
                       10,000(3)       2.15        19.725     May 28, 2006       127,510.87       319,877.40
Gene G. Elam           17,900          3.85        19.125    Feb. 27, 2006       218,938.87       551,401.31
Wayne Kirk             22,300          4.80        19.125    Feb. 27, 2006       272,756.24       686,941.29
Gil J. Leathley        15,400          3.31        19.125    Feb. 27, 2006       188,360.81       474,389.95
William F. Lindqvist   16,500          3.55        19.125    Feb. 27, 2006       201,815.16       508,274.95



------------
(1) Granted at fair market value. Granted on February 27, 1996 (except as otherwise noted), and vest in 25 percent increments on the first through fourth anniversaries of the grant date. Vesting of options is accelerated in specified circumstances, including upon certain reorganizations and the commencement of certain tender offers.



(2) Compounded annually.



(3) Granted on May 28, 1996.



Homestake Option Exercises and Fiscal Year-End Values



     The following table sets forth certain information with respect to options exercised during 1996 by each Homestake Named Executive Officer.



                      AGGREGATED OPTION EXERCISES IN 1996
                       AND OPTION VALUES AT 1996 YEAR END



                                                                     NO. OF
                                                                   SECURITIES
                                                                   UNDERLYING           VALUE OF UNEXERCISED
                                                               UNEXERCISED OPTIONS      IN-THE-MONEY OPTIONS
                                  NO. OF                           AT YEAR END              AT YEAR END
                              SHARES ACQUIRED     VALUE           EXERCISABLE/              EXERCISABLE/
             NAME               ON EXERCISE      REALIZED         UNEXERCISABLE            UNEXERCISABLE
---------------------------------------------    --------      -------------------      --------------------
Harry M. Conger                    31,816        $234,643              596,800/0           $   196,263/$0
Jack E. Thompson                    9,550          73,279         82,950/101,325            39,848/14,629
Gene G. Elam                            0               0          78,700/42,750            53,008/12,813
Wayne Kirk                          8,250          67,634          50,350/53,500            47,966/16,341
Gil J. Leathley                     8,750          57,359          33,517/41,000             17,691/9,597
William F. Lindqvist                    0               0          61,300/31,500                      0/0



     Homestake's stock option plans permit optionees designated by the Compensation Committee to pay part of the option price by delivering to Homestake a promissory note. Each note bears interest and is secured by a pledge of Homestake Common Stock with an aggregate market value at the time of delivery of the note at least equal to the principal amount of the note. In 1996, no optionee under Homestake stock option plans had indebtedness to Homestake in respect of stock options.

Homestake Retirement Plan



     In general, all full-time, non-union U.S. employees of Homestake (approximately 615 persons) participate in the Homestake Retirement Plan, a noncontributory defined benefit plan ("Homestake Retirement Plan").



     Under the Homestake Retirement Plan, participants accrue benefits at the rate of two percent per year of service during the first 25 years and one-half percent for each year of service thereafter. Normal retirement age under the Homestake Retirement Plan is 65. Early retirement, with reduced benefits, is permitted after age 55 with five years of service. The Homestake Retirement Plan is integrated with Social Security. For a participant who retires at age 65 with 25 years of service, the monthly benefit payable will be 50 percent of the average monthly compensation during the 60 consecutive months of highest compensation (salary and bonus), less one-half of the participant's Social Security benefits. Benefits paid upon retirement are subject to a cost-of-living increase, up to a maximum of three percent per year. Vesting requires five years of service. Homestake makes annual actuarially determined contributions to the Homestake Retirement Plan to provide the benefits to retirees. Funding contributions are not segregated as to individual employees.



     The following table shows selected estimated annual benefits payable upon retirement at age 65 under the Homestake Retirement Plan for persons having specified years of service and the indicated remuneration. The table includes amounts that may be payable under the Supplemental Retirement Plan described below ("Homestake SRP"). Amounts shown are calculated on a straight life annuity basis and are shown before deduction for one-half of Social Security benefits. For purposes of the Homestake Retirement Plan and the Homestake SRP, the years of service as of December 31, 1996, for Messrs. Elam, Kirk, Leathley, Lindqvist and Thompson are 6 years, 4 years, 10 years, 4 years and 15 years, respectively. For purposes of these plans, earnings include salary and bonus but exclude directors' fees and other benefits that are included in the Summary Compensation Table.



                                YEARS OF SERVICE



    AVERAGE
ANNUAL EARNINGS
(60 CONSECUTIVE
HIGHEST MONTHS)     10 YEARS     15 YEARS     20 YEARS     25 YEARS     30 YEARS     35 YEARS
---------------     --------     --------     --------     --------     --------     --------
   $ 150,000        $ 30,000     $ 45,000     $ 60,000     $ 75,000     $ 78,750     $ 82,500
     200,000          40,000       60,000       80,000      100,000      105,000      110,000
     250,000          50,000       75,000      100,000      125,000      131,250      137,500
     300,000          60,000       90,000      120,000      150,000      157,500      165,000
     350,000          70,000      105,000      140,000      175,000      183,750      192,500
     400,000          80,000      120,000      160,000      200,000      210,000      220,000
     450,000          90,000      135,000      180,000      225,000      236,250      247,500
     500,000         100,000      150,000      200,000      250,000      262,500      275,000
     550,000         110,000      165,000      220,000      275,000      288,750      302,500
     600,000         120,000      180,000      240,000      300,000      315,000      330,000



  Homestake Supplemental Retirement Plan



     The Internal Revenue Code of 1986 ("Code") imposes a maximum limit on annual retirement benefits payable under qualified retirement plans. For 1996, that annual limit was $120,000. In addition, the Code limits the amount of annual compensation that may be considered under qualified retirement plans. In 1996, that annual limit was $150,000. Under the Homestake SRP, executive officers and key employees selected by the Compensation Committee will be entitled to a supplemental retirement benefit equal to the difference between the full amount of their pension benefits determined under the Homestake Retirement Plan and the maximum amount permitted to be paid under the Employee Retirement Income Security Act of 1974 ("ERISA") and the Code. The Homestake SRP is funded by Homestake contributions into a "rabbi trust." All of the officers identified in the Summary Compensation Table are participants in the Homestake SRP.

  Homestake Executive Supplemental Retirement Plan



     Homestake has established the Homestake ESRP for executive officers and key employees selected by the Compensation Committee. Under the Homestake ESRP, participants accrue benefits under the following formula. Service credit is determined by multiplying 4 1/3 percent by years of service, up to a maximum of 15 years. Service credit is then multiplied by average monthly compensation during the 36 consecutive months of highest compensation (salary and bonus) to determine a monthly retirement benefit. The monthly benefit is reduced by benefits payable under all other Homestake retirement plans and, commencing at age 65, by one-half of Social Security and comparable foreign social security plan benefits. Retirement is permitted at age 62 after 10 continuous years of service, although a participant who has attained age 55 and 10 years of service may elect early retirement and receive a reduced benefit if approved by the Compensation Committee. The Homestake ESRP is funded by Homestake contributions into a "rabbi trust." The following table shows selected estimated annual benefits payable under the Homestake ESRP, calculated on a straight life annuity basis, assuming retirement at age 62, to persons having specified years of service and the indicated average earnings before reductions for integration with Social Security and comparable foreign plans, and also before reduction for other Homestake retirement plans (except the Homestake Mining Company Savings
Plan). Payments under the Homestake ESRP are not limited by ERISA or the Code. All of the officers identified in the Homestake Summary Compensation Table are participants in the Homestake ESRP. For purposes of the Homestake ESRP, the years of service as of December 31, 1996, for Messrs. Elam, Kirk, Leathley and Thompson are 10 years, 4 years, 10 years and 15 years, respectively. Mr. Lindqvist was previously employed by Homestake and following Homestake's 1992 acquisition of International Corona, Mr. Lindqvist was fully vested in his benefits under the Homestake ESRP with 15 years of deemed service. In connection with his reemployment by Homestake in 1995, Homestake agreed to recalculate Mr. Lindqvist's Homestake ESRP benefits based on the 36 consecutive months of highest compensation following the date of reemployment, subject however to his completing five years of service from the date of reemployment, unless his employment is terminated by Homestake for reasons other than cause.



                                YEARS OF SERVICE



    AVERAGE
ANNUAL EARNINGS
(36 CONSECUTIVE
HIGHEST MONTHS)     10 YEARS     13 YEARS     15 YEARS
---------------     --------     --------     --------
   $ 150,000        $ 65,000     $ 84,500     $ 97,500
     200,000          86,667      112,667      130,000
     250,000         108,333      140,833      162,500
     300,000         130,000      169,000      195,000
     350,000         151,667      197,167      227,500
     400,000         173,333      225,333      260,000
     450,000         195,000      253,500      292,500
     500,000         216,667      281,667      325,000
     550,000         238,333      309,833      357,500
     600,000         260,000      338,000      390,000



  Homestake Severance Agreements

        Homestake has severance agreements with Messrs. Elam, Kirk, Leathley, Lindquist and Thompson under which they are entitled to benefits in the event of a change of control followed by certain events. A change of control is defined as any of the following events: (i) Homestake is a party to a merger or combination under the terms of which less than 75 percent of the shares in the resulting company are owned by the shareholders of Homestake immediately preceding such event; (ii) at least 75 percent of fair market value of Homestake's assets are sold; or (iii) at least 25 percent in voting power in election of directors of Homestake's capital stock is acquired by any one person or group as that term is used in Rule 13d-5 under the Securities Exchange Act of 1934. Entitlement to benefits arises if within three years following such a change of control, the executive's employment is terminated (other than for cause) or if he elects to terminate his employment following
(i) a reduction in salary or certain other benefits, (ii) a change in location of employment, (iii) a change in position, duties, responsibilities or status inconsistent with the executive's prior position or (iv) a reduction in responsibilities, titles, or offices as in effect immediately before such change of control. Benefits payable under the agreements consist of (i) a lump sum cash payment equal to two times the highest annual salary and bonus, including deferred compensation, during the three-year period preceding termination, (ii) continuation of participation in insurance and certain other fringe benefits for two years, (iii) full vesting in the Company's Executive Supplemental Retirement Plan described above under "Retirement Plans," (iv) continued vesting of stock options, and (v) relocation assistance to the extent not provided by another employer. Benefits payable under the agreements are in lieu of any severance benefits under Homestake's general severance policy.



        Under an agreement between Harry M. Conger and Homestake that was in effect at the time of his retirement in May 1996, Mr. Conger will receive, for life, monthly compensation equal to 65% of the average of his 36 consecutive months of highest compensation prior to retirement, less one-half of his Social Security benefits ($36,969 per month). Following Mr. Conger's death, his spouse is entitled to receive the monthly benefit he would otherwise have been entitled to receive until the 10th anniversary of his retirement, and thereafter 50% of that amount until her death. Also on his retirement, all of Mr. Conger's stock options vested and became immediately exercisable and, at his election, may be surrendered to Homestake in exchange for a cash payment equal to the excess of the market price of Homestake shares over the option price at the date of retirement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)  Security Ownership of Certain Beneficial Owners.

        As of March 31, 1997, no person known to Homestake was known to own 5% or more of the outstanding Homestake Common Stock.

(b)  Security Ownership of Management.

        The following table shows: (i) the number of shares of Homestake Common Stock beneficially owned by directors and the five highest paid executive officers, and all directors and executive officers as a group, as of March 31, 1997 (excluding shares which such persons have the right to acquire within 60 days of March 31, 1997, but do not actually own), (ii) the number of shares of Homestake Common Stock which such persons have the right to acquire within 60 days of March 31, 1997, but do not actually own and (iii) the total number of shares of Homestake Common Stock which such persons own and have the right to acquire within 60 days of March 31, 1997. The shares so shown include shares held in Homestake's Savings Plan for the accounts of executive officers and directors share rights granted under the Homestake Employees' Stock Option and Share Rights Plan--1988 and under the Homestake Stock Option and Share Rights Plan--1996, which entitle outside directors to receive shares on the date of ceasing to serve as a director. Including the shares held by Case, Pomeroy & Company, Inc. (described in footnote 2 below) and the shares which the identified persons have the right to acquire but do not own, the shares of Homestake Common Stock beneficially owned by all directors, nominees and executive officers as a group represent approximately 5.52 percent of the total number of shares of Homestake Common Stock outstanding.

                                                  NUMBER OF SHARES           RIGHT TO
                                                 BENEFICIALLY OWNED       ACQUIRE SHARES         TOTAL
                                                       AS OF                  WITHIN             NUMBER
                                                  MARCH 31, 1997,           60 DAYS OF         OF SHARES
                                                 EXCLUDING RIGHT TO         MARCH 31,          BENEFICIALLY
                     NAME                        ACQUIRE SHARES(1)             1997              OWNED
-----------------------------------------------  ------------------     ------------------     ----------
M. Norman Anderson.............................           2,529                  6,193              8,722
Robert H. Clark, Jr.(2)........................       6,456,776                  1,961          6,458,737
Harry M. Conger(3).............................         176,027                549,725            721,752
G. Robert Durham...............................           5,000                  1,536              6,536
Douglas W. Fuerstenau..........................           1,478                  1,972              3,450
Henry G. Grundstedt............................           1,000                  1,105              2,105
William A. Humphrey............................          61,230                111,187            172,417
Robert K. Jaedicke.............................             400                  1,936              2,336
John Neerhout, Jr. ............................           1,000                  1,506              2,506
Stuart T. Peeler...............................          10,000                  2,124             12,124
Carol A. Rae...................................             500                    383                883
Berne A. Schepman..............................           3,524                  1,993              5,517
Jack E. Thompson...............................          25,951                115,475            141,426
Gene G. Elam...................................           9,268                 96,675            105,943
Wayne Kirk(4)..................................           6,510                 72,950             79,460
Gil J. Leathley................................           2,829                 49,792             52,621
William F. Lindqvist...........................               0                 65,425             65,425
All Directors and Executive Officers as a Group
  (25 persons).................................       6,786,650              1,321,018          8,107,668

------------

(1) In some instances voting and investment power is shared with the spouse of the identified person.

(2) Includes 21,000 shares owned by Mr. Clark's spouse. Also includes 6,411,776 shares owned by Case, Pomeroy & Company, Inc. Mr. Clark is the President and Chief Executive Officer and, with family members, is a controlling shareholder of Case Pomeroy.

(3) Includes 447 shares held of record by a Savings Plan Trust for Mr. Conger's spouse. Mr. Conger disclaims beneficial ownership of these shares.

(4) Includes 410 shares held of record by two of Mr. Kirk's children. Mr. Kirk disclaims beneficial ownership of these shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)  Agreement with Case Pomeroy.

        In connection with Homestake's acquisition of Felmont Oil Corporation (now Homestake Sulphur Company) in 1984, Homestake, Case, Pomeroy & Company, Inc. entered into an Agreement, which agreement was amended in 1989, and further amended on March 27, 1992. Mr. Robert H. Clark, Jr., a director of Homestake, together with family members, is a controlling shareholder of Case Pomeroy. Each of Homestake and Case Pomeroy indirectly owns a 25 percent undivided co-tenancy interest in the Round Mountain mine in Nye County, Nevada, under the terms of an Operating Agreement with Round Mountain Gold
Corporation, the owner of 50 percent undivided interest and the manager of the mine. The Agreement provides that whenever any action is to be taken pursuant to the Operating Agreement that requires consent or approval of a majority of the co-tenancy interests, Case Pomeroy and Homestake will cause their respective subsidiaries to agree to take such action as they agree upon in advance. The Agreement also provides that neither Case Pomeroy, nor Homestake, nor their respective subsidiaries will, directly or indirectly, transfer any interest in the Round Mountain mine without the approval of the other. Approval of a majority of the co-tenancy interests is required for budgets and work programs carried out by the manager of the Round Mountain mine.

(b)  Transactions with Case Pomeroy.

        Under a 1985 agreement, Case Pomeroy transferred to Homestake all of Case Pomeroy's interest in certain unpatented mining claims and other mineral properties in the United States and Canada previously jointly owned by Case Pomeroy and Homestake Sulphur. Case Pomeroy reserved a 2.5 percent net smelter return royalty interest in each property transferred, as well as an option to convert all or part of the reserved royalty into a 40 percent participating interest in the property if commercial production appears feasible. No royalties have been paid. The transferee has no obligation to explore, develop or make any expenditures on any property transferred and may drop any property at any time after first offering to quitclaim it to Case Pomeroy.


                                   SIGNATURE

        Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 25, 1997                         HOMESTAKE MINING COMPANY



                                              By /s/ Wayne Kirk
                                                 --------------------
                                                 Wayne Kirk
                                                 Vice President, General Counsel
                                                 and Corporate Secretary