Form 10-K/A
period 1996-12-31
HOMESTAKE MINING CO /DE/
filed 1997-05-13
CIK 743872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


     In the Amendment No. 1 on Form 10-K/A, the term of office for certain directors was incorrectly stated. The correct terms of office for the Directors is as follows:

CLASS I DIRECTORS TO SERVE UNTIL 1997 ANNUAL MEETING:

M. Norman Anderson
Robert H. Clark, Jr.
Douglas W. Fuerstenau
Berne A. Schepman


CLASS II DIRECTORS TO SERVE UNTIL 1998 ANNUAL MEETING:

Henry G. Grundstedt
William A. Humphrey
John Neerhout, Jr.
Stuart T. Peeler
Jack E. Thompson

CLASS III DIRECTORS TO SERVE UNTIL 1999 ANNUAL MEETING:

Harry M. Conger
G. Robert Durham
Robert K. Jaedicke
Carol A. Rae


                                    SIGNATURE

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 1997                        HOMESTAKE MINING COMPANY



                                         By /s/ Wayne Kirk
                                            ---------------
                                            Wayne Kirk
                                            Vice President, General Counsel
                                            and Corporate Secretary