Form 10-Q
period 1997-03-31
HOMESTAKE MINING CO /DE/
filed 1997-05-14
CIK 743872

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the Quarterly Period Ended March 31, 1997

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the transition period from _______ to ________

                          Commission File Number 1-8736


                            HOMESTAKE MINING COMPANY


                             A Delaware Corporation

                   IRS Employer Identification No. 94-2934609


                              650 California Street
                      San Francisco, California 94108-2788
                            Telephone: (415) 981-8150
                            http://www.homestake.com



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes        X                       No   ______
                                 ----------

The number of shares of common stock outstanding as of May 1, 1997 was 146,728,000.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements
----------------------------

A.  Condensed Consolidated Balance Sheets (unaudited)
    ------------------------------------------------
    (In thousands, except per share amount)

                                                                            March 31,             December 31,
                                                                               1997                   1996
                                                                        ----------------       -----------------
ASSETS
Current assets
    Cash and equivalents                                                 $      154,607         $        89,599
    Short-term investments                                                      115,202                 130,158
    Receivables                                                                  46,819                  47,650
    Inventories:
       Finished products                                                         22,367                  21,132
       Ore and in process                                                        45,890                  39,980
       Supplies                                                                  29,522                  30,015
    Deferred income and mining taxes                                             12,263                  12,263
    Other                                                                         8,093                   8,551
                                                                        ----------------       -----------------
       Total current assets                                                     434,763                 379,348
                                                                        ----------------       -----------------

Property, plant and equipment - at cost                                       2,005,121               1,970,300
    Accumulated depreciation, depletion and amortization                     (1,004,822)               (963,270)
                                                                        ----------------       -----------------
       Property, plant and equipment - net                                    1,000,299               1,007,030
                                                                        ----------------       -----------------

Investments and other assets
    Noncurrent investments                                                       34,722                  39,606
    Other assets                                                                 46,947                  56,124
                                                                        ----------------       -----------------
       Total investments and other assets                                        81,669                  95,730
                                                                        ----------------       -----------------
Total Assets                                                             $    1,516,731         $     1,482,108
                                                                        ================       =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                     $       37,713         $        36,171
    Accrued liabilities:
       Payroll and other compensation                                            22,794                  23,085
       Reclamation                                                                9,927                  10,055
       Other                                                                     15,799                   9,034
    Income and other taxes payable                                               22,709                  38,386
                                                                        ----------------       -----------------
       Total current liabilities                                                108,942                 116,731
                                                                        ----------------       -----------------

Long-term liabilities
    Long-term debt                                                              185,000                 185,000
    Other long-term obligations                                                 122,952                 114,168
    Deferred income and mining taxes                                            202,733                 201,454
                                                                        ----------------       -----------------
       Total long-term liabilities                                              510,685                 500,622
                                                                        ----------------       -----------------

Minority interests in consolidated subsidiaries                                 100,585                  96,203

Shareholders' equity
    Capital stock, $1 par value per share:
       Preferred - 10,000  shares  authorized;  no shares  outstanding
       Common - 250,000 shares authorized; shares outstanding:
          1997 - 146,728; 1996 - 146,672                                        146,728                 146,672
    Other shareholders' equity                                                  649,791                 621,880
                                                                        ----------------       -----------------
       Total shareholders' equity                                               796,519                 768,552
                                                                        ----------------       -----------------
Total Liabilities and Shareholders' Equity                               $    1,516,731         $     1,482,108
                                                                        ================       =================

See notes to condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



B.     Condensed Statements of Consolidated Income (unaudited)
       ------------------------------------------------------
       (In thousands, except per share amounts)

                                                                            Three Months Ended March 31,
                                                                         1997                          1996
                                                                -----------------              ----------------
Revenues
       Gold and ore sales                                         $      164,213                 $     183,500
       Sulfur and oil sales                                                6,952                         8,423
       Interest income                                                     3,329                         4,096
       Gain on termination of Santa Fe merger                             62,925                          -
       Other income                                                       12,768                         6,789
                                                                -----------------              ----------------
                                                                         250,187                       202,808
                                                                -----------------              ----------------
Costs and Expenses
       Production costs                                                  118,114                       125,252
       Depreciation, depletion and amortization                           28,155                        26,329
       Administrative and general expense                                  9,561                         9,714
       Exploration expense                                                 8,335                         6,041
       Interest expense                                                    2,582                         2,647
       Other expense                                                         642                           233
                                                                -----------------              ----------------
                                                                         167,389                       170,216
                                                                -----------------              ----------------

Income Before Taxes and Minority Interests                                82,798                        32,592
Income and Mining Taxes                                                  (29,779)                      (13,860)
Minority Interests                                                        (3,159)                       (5,079)
                                                                -----------------              ----------------
Net Income                                                        $       49,860                 $      13,653
                                                                =================              ================


Net Income Per Share                                              $         0.34                 $        0.09
                                                                =================              ================

Average Shares Used in the Computation                                   146,682                       145,236
                                                                =================              ================

Dividends Paid Per Common Share                                   $         0.05                 $        0.05
                                                                =================              ================




See notes to condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



C.  Condensed Statements of Consolidated Cash Flows (unaudited)
    -----------------------------------------------------------
    (In thousands)


                                                                            Three Months Ended March 31,
                                                                             1997                      1996
                                                                      ---------------           ---------------
Cash Flows from Operations
    Net income                                                         $      49,860             $      13,653
    Reconciliation to net cash provided by operations:
       Depreciation, depletion and amortization                               28,155                    26,329
       Gains on asset disposals                                              (13,575)                     (769)
       Deferred taxes, minority interests and other                           18,273                     9,630
       Effect of changes in operating working capital items                  (16,267)                   11,807
                                                                      ---------------           ---------------
    Net cash provided by operations                                           66,446                    60,650
                                                                      ---------------           ---------------

Investment Activities
    Decrease (increase) in short-term investments                             14,956                   (51,206)
    Additions to property, plant and equipment                               (22,806)                   (9,604)
    Proceeds from asset sales                                                  9,425                    11,484
    Purchase of HGAL minority interests                                         -                       (6,458)
    Other                                                                        881                       821
                                                                      ---------------           ---------------
    Net cash provided by (used in) investment activities                       2,456                   (54,963)
                                                                      ---------------           ---------------

Financing Activities
    Common shares issued                                                         781                     1,738
    Dividends paid                                                            (7,334)                   (7,403)
    Other                                                                      2,659                      -
                                                                      ---------------           ---------------
    Net cash used in financing activities                                     (3,894)                   (5,665)
                                                                      ---------------           ---------------

Net increase in cash and equivalents                                          65,008                        22

Cash and equivalents, January 1                                               89,599                   145,957
                                                                      ---------------           ---------------
Cash and equivalents, March 31                                         $     154,607             $     145,979
                                                                      ===============           ===============


See notes to condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements (unaudited)
---------------------------------------------------------------

1. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

2. On March 10, 1997 Santa Fe Pacific Gold Corporation terminated its previously announced merger agreement with Homestake and paid Homestake a $65 million termination fee. As a result, the Company recorded a pretax gain of $62.9 million ($47.2 million after tax), net of merger-related expenses of $2.1 million incurred in 1997.

3. In February 1997, Homestake completed the sale of its interests in the George Lake and Back River joint ventures in Canada to Arauco Resources Corporation ("Arauco") for $9.3 million in cash and 3.6 million shares of Arauco common stock. As a result of this transaction, the Company recorded a pretax gain of $13.5 million ($8.1 million after tax), which is included in other income.

4. During the three months ended March 31, 1996 the Company received proceeds of $5.5 million from a litigation recovery. A portion of the proceeds related to income taxes, and accordingly, income tax expense was reduced by $2.6 million. The remaining balance of $2.9 million was credited to other income.

5. In 1995, Homestake made an unconditional offer to acquire the 18.5% of Homestake Gold of Australia Limited ("HGAL") it did not already own by offering .089 of a Homestake share or A$1.90 in cash for each of the
         109.6 million HGAL shares owned by the public. Through December 31, 1995 a total of 38.9 million HGAL shares were acquired at a cost of $59.1 million. At December 31, 1995 Homestake owned 88.1% of the shares of HGAL. The acquisition was completed in the first quarter of 1996 when the remaining 70.7 million publicly held HGAL shares were acquired at a cost of $105.8 million, including $99.3 million for 6 million newly issued shares of the Company, $5 million in cash and $1.5 million of transaction expenses. The total purchase price to acquire all of the 18.5% of HGAL held by minority shareholders was $164.9 million, including $141.7 million for 8.5 million newly issued shares of the Company, $19.5 million in cash and $3.7 million of transaction expenses. The acquisition of the HGAL minority interests was accounted for as a purchase.

6. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which established trading ranges within which the United States dollar may be exchanged for foreign currencies by setting minimum and maximum exchange rates.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


         At  March  31,  1997  the  Company  had  forward   currency   contracts
         outstanding as follows:

                                                Weighted-Average Exchange
                    Amount Covered              Rates to U.S. Dollars               Expiration
Currency              (U.S. Dollars)        Put Options      Call Options             Dates
-------------------------------------------------------------------------------------------------
Canadian                    $151,950            0.72             0.77                  1997
Canadian                      67,200            0.73             0.77                  1998
Australian                    83,450            0.77             0.80                  1997
Australian                    27,400            0.76             0.79                  1998
                        -------------
                            $330,000

7. In the fourth quarter of 1996, the Company entered into forward sales commitments for 680,100 ounces expected to be produced from the McLaughlin mine stockpiles from 1997 through 2003. Gold sales for the first quarter of 1997 include sales under this program of 30,000 ounces at an average price of $380 per ounce. Gold sales for the first quarter of 1996 include sales under the now-completed Nickel Plate mine forward sales program of 21,900 ounces at an average price of $415 per ounce.

         At March 31, 1997 the Company's forward sales commitments were as follows:

                                                                 Average Price of
                                    Forward Sales                  Forward Sales
      Year                            (ounces)                      (per ounce)
-----------------------------------------------------------------------------------
      1997                              90,100                         $387
      1998                             120,000                          399
      1999                             109,900                          415
      2000                              85,100                          430
      2001                              85,000                          446
      2002                              85,000                          463
      2003                              75,000                          481
                                  -------------
                                       650,100

8. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Adoption of SFAS 128 will not have a material impact on Homestake's previously reported earnings per share.

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

         Title X of the Energy Policy Act of 1992 (the "Act") and subsequent amendments to the Act authorized appropriations of $335 million to cover the Federal Government's share of certain costs of reclamation, decommissioning and remedial action for by-product material (primarily tailings) generated by certain licensees as an incident of uranium sales to the Federal Government. Reimbursement is subject to compliance with regulations of the Department of Energy ("DOE"), which were issued in 1994. Pursuant to the Act, the DOE is responsible for 51.2% of past and future costs of reclaiming the Grants site in accordance with Nuclear Regulatory Commission license requirements. Through March 31, 1997 the Company had received $17.1 million from the DOE and the accompanying balance sheet at March 31, 1997 includes an additional receivable of $13.3 million for the DOE's share of reclamation expenditures made by the Company through 1996. The Company believes that its share of the estimated remaining cost of reclaiming the Grants facility, net of estimated proceeds from the ultimate disposals of related assets, is fully provided in the financial statements at March 31, 1997.

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

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------
(Unless specifically stated otherwise, the following information relates to amounts included in the consolidated financial statements without reduction for minority interests.)

RESULTS OF OPERATIONS

Homestake recorded net income of $49.9 million or $.34 per share during the first quarter of 1997 compared to net income of $13.7 million or $.09 per share during the first quarter of 1996. The increase in first quarter earnings primarily is attributable to after-tax gains of $47.2 million ($62.9 million pretax) or $.32 per share from the termination fee received from Santa Fe Pacific Gold Corporation ("Santa Fe") upon termination of Homestake's merger agreement with Santa Fe, and $8.1 million ($13.5 million pretax) or $.06 per share from the sale of the George Lake and Back River joint venture interests in the Northwest Territories of Canada to Arauco Resources Corporation ("Arauco"). Results for the first quarter of 1996 included an after-tax gain of $4.9 million ($5.5 million pretax) from a litigation recovery.

Excluding the effect of nonrecurring items, the Company incurred a net loss of $5.4 million or $.04 per share from operations during the 1997 first quarter compared to net income of $8.8 million or $.06 per share during the 1996 first quarter. The lower 1997 earnings primarily are attributable to a $48 per ounce decrease in the average realized gold price received, higher exploration expenses and increased depreciation and amortization expense resulting from the acquisitions of additional interests in Homestake Gold of Australia Limited ("HGAL") and in the Snip mine.

Gold production for the 1997 first quarter of 488,500 ounces was relatively unchanged from the 1996 first quarter production of 488,100 ounces. Gold and ore sales for the first quarter of 1997 decreased by 11% to $164.2 million from $183.5 million during the first quarter of 1996 reflecting the lower average realized gold price. During the first three months of 1997, 484,700 equivalent ounces of gold were sold at an average realized price of $353 per ounce compared to 486,000 equivalent ounces of gold sold at an average realized price of $401 per ounce during the first three months of 1996.

Domestic production decreased slightly to 179,700 ounces during the first quarter of 1997 from 188,400 ounces during the first quarter of 1996 primarily due to lower production at the McLaughlin mine in northern California, partially offset by higher production at the Round Mountain mine in Nevada. At the
McLaughlin mine, production of 31,600 ounces during the first quarter of 1997 compares to 54,100 ounces produced during the prior year's first quarter. In June 1996, mining operations were completed. Lower-grade stockpiled ore is now being treated through a conventional carbon-in-leach circuit. Total cash costs decreased to $244 per ounce during the 1997 first quarter from $279 per ounce during the 1996 first quarter, primarily reflecting lower unit milling costs. Homestake's share of production at the Round Mountain mine increased by 8,200 ounces to 28,100 ounces during the first quarter of 1997 from 19,900 ounces produced during the first quarter of 1996. Increased tonnages were placed on both the dedicated and reusable leach pads and solution capacity was increased on the dedicated pads. As a result, total cash costs declined to $236 per ounce during the 1997 first quarter from $288 per ounce during the 1996 first quarter. An 8,000 tons-per-day gravity mill is under construction at Round Mountain to process higher-grade ores. It is expected to be in operation in the fourth quarter of 1997. At the Homestake mine, gold production during the first quarter of 1997 increased slightly to 106,400 ounces from 105,300 ounces produced during the first quarter of 1996. Total cash costs were $316 per ounce during the 1997 first quarter compared to $291 per ounce during the 1996 first quarter, reflecting lower underground ore grades as a result of higher dilution, a lower gold recovery rate, higher milling costs and ore stockpile valuation adjustments.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



Total foreign gold production during the first three months of 1997 increased by 3% to 308,800 equivalent ounces over the comparable period for the prior year, primarily due to production increases at the Snip and Williams mines in Canada and at the Kalgoorlie operations in Western Australia, partially offset by a slight decline at the Eskay Creek mine in British Columbia and the absence of production at the Nickel Plate mine in British Columbia, which ceased operations last October.

Homestake's share of production at the Snip mine increased to 28,200 ounces during the 1997 first quarter from 11,800 ounces during the 1996 first quarter. Prime Resources Group Inc. ("Prime"), a 50.6%-owned subsidiary of Homestake, became the sole owner of the Snip mine on April 30, 1996 when it purchased Cominco's Ltd.'s ("Cominco") 60% interest in this mine for $39.3 million. Excluding the effects of the purchase of Cominco's 60% interest, production at the Snip mine decreased by 4%, reflecting lower tons milled, partially offset by higher ore grades. Total cash costs increased from $185 per ounce during the first quarter of 1996 to $204 per ounce during the first quarter of 1997, primarily due to increased mining in conventional stopes rather than in lower-cost mechanized stopes. The Williams mine produced 51,400 ounces at a total cash cost of $234 per ounce during the first quarter of 1997 compared to 43,600 ounces produced at a total cash cost of $272 per ounce during the first quarter of 1996. In 1996, problems related to ground control and weather led to a shortfall in tons milled and lower ore grades. Mill throughput and ore grades returned to more normal levels in 1997. Production at the Eskay Creek mine declined slightly from 99,400 gold equivalent ounces during the first quarter of 1996 to 94,600 gold equivalent ounces during the first quarter of 1997, reflecting an expected decline in silver grades, partially offset by an increase in tons shipped. Total cash costs, including transportation and third-party smelter costs, were $165 per equivalent ounce during the 1997 first quarter compared to $162 per equivalent ounce during the 1996 first quarter. Prime plans to construct a gravity/flotation mill with a capital cost of $12 million which will improve profit margins on ore currently shipped directly to third-party smelters and allow for the processing of additional ore that is not presently economic. Pending regulatory approval, construction of the mill facility at the Eskay Creek site will begin in July 1997 with completion scheduled in the fourth quarter of 1997.

HGAL's share of production at the Kalgoorlie operations in Western Australia totaled 108,300 ounces during the first three months of 1997 compared to 90,200 ounces during the first three months of 1996. The increase in production reflects a 16% increase in ore grades and a 13% increase in tons milled. Total cash costs decreased to $273 per ounce during the 1997 first quarter from $305 per ounce during the 1996 first quarter. In February 1997, development work commenced on a 1.6-mile decline from surface to the northern end of the Super Pit. This decline will provide access to the upper level remnants of the Mt. Charlotte underground mine's northern orebody. The decline is estimated to cost $6 million and is scheduled for completion in the first quarter of 1998.

The Company's consolidated total cash cost per equivalent ounce decreased to $245 during the 1997 first quarter from $258 during the 1996 first quarter.

The Company's share of revenues at the Main Pass 299 operations in the Gulf of Mexico totaled $7 million during the first quarter of 1997 compared to $8.4 million during the first quarter of 1996, and operating losses were $.6 million during the 1997 first quarter compared to operating earnings of $.3 million during the first quarter of 1996. The 1997 results reflect lower sulfur prices and sales, partially offset by higher oil prices.

At March 31, 1997 the carrying value of the Company's investment in the Main Pass 299 sulfur mine was $109 million. In accordance with the Company's accounting policy for reviewing the recoverability of its investments in operating mines, the Company has estimated future Main Pass undiscounted net cash flows based on its share of proven reserves, estimated future sales prices

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


(considering historical and current prices, price trends and related factors), production costs and operating capital and reclamation costs. In estimating its future undiscounted net cash flows, the Company has assumed an average future sales price for sulfur of approximately $70 per ton over the expected remaining 30 year life of the mine. Although the current market for sulfur is depressed, during the past 10 years the market for sulfur has been cyclical with prices ranging between $55 and $142 per ton and averaging over $96 per ton (Tampa market). During April 1997, the Company realized a price of $60 per ton, during the quarter ended March 31, 1997, the Company realized a price of $58 per ton, and for the years ended December 31, 1996 and 1995, the Company realized prices of $60 and $68 per ton, respectively. The Company does not expect significant improvement in sulfur prices during the remainder of 1997. However, the Company believes that future prices over the life of the mine will be sufficient to recover its investment. This view is based on the historical volatility of sulfur prices and on the Main Pass mine's low operating cost structure.

Estimates of future cash flows are subject to risks and uncertainties and it is possible that changes could occur in the near term which may affect the recoverability of the Company's investment in the Main Pass operations. If the sulfur market remains depressed for a period of time, the Company may not be able to recover all of its investment in the Main Pass mine and future write-downs of up to $109 million may be required.

The Company's general policy is to sell its gold production at current prices. However, in certain circumstances, the Company will enter into forward sales commitments. In the fourth quarter of 1996, the Company sold for future delivery, at an average price of $426 per ounce, 680,100 ounces of the gold it expects to produce from the McLaughlin mine stockpiles through 2003. Gold sales for the first quarter of 1997 include sales under this program of 30,000 ounces at an average price of $380 per ounce. At March 31, 1997 forward sales for 650,100 ounces at an average price of $427 per ounce remain outstanding. The Company's gold hedging policy is subject to review and could change.

A significant portion of the Company's operating expenses is incurred in Australian and Canadian currencies. The Company's profitability is impacted by fluctuations in these currencies' exchange rates relative to the United States dollar. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which establish trading ranges within which the United States dollar may be exchanged for Australian and Canadian dollars. At March 31, 1997 the Company had a net unrealized loss of $.5 million on open contracts under this program.

Other income for the first three months of 1997 includes a $13.5 million gain on sale of the George Lake/Back River joint venture interests and a net foreign currency exchange loss of $1.7 million. Other income for the first three months of 1996 includes $2.9 million related to a litigation recovery and a net foreign currency exchange gain of $1 million.

Depreciation, depletion and amortization expense increased to $28.2 million during the 1997 first quarter from $26.3 million during the first quarter of 1996. The increase primarily is due to additional amortization at the Kalgoorlie operations as a result of increased production and the higher amortization rate related to the purchase by HGAL of the disproportionate sharing arrangement at Kalgoorlie and higher depreciation related to the purchase of Cominco's 60% interest in the Snip mine.

Exploration expense for the first three months of 1997 increased by 38% to $8.3 million during the first quarter of 1997 from $6 million during the first quarter of 1996, primarily due to increased activity as the Company pursues numerous prospective exploration targets and prospects. The Company expects to spend at least $42 million for exploration in 1997.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


Income and mining tax expense for the quarter ended March 31, 1997 was $29.8 million compared to $13.9 million for the quarter ended March 31, 1996. The increase reflects taxes of $15.7 million provided on the break-up fee received from Santa Fe upon termination of Homestake's merger agreement with Santa Fe. In addition, a $2.6 million credit was recorded during the first quarter of 1996 with respect to a litigation recovery relating to previously paid income taxes. The Company's income and mining tax rate was 36% in the 1997 first quarter compared to 43% in the 1996 first quarter. The Company's consolidated effective income and mining tax rate will fluctuate depending on the geographical mix of pretax income, and is expected to be higher throughout the remainder of 1997.

Minority interests in the income of consolidated subsidiaries decreased to $3.2 million during the first quarter of 1997 from $5.1 million during the first quarter of 1996. The decrease is primarily attributable to lower income due to lower gold prices and exploration expenses incurred during the quarter by the Company's 51%-owned subsidiary, Agua de la Falda S.A., which was formed in July 1996.

The following chart details Homestake's gold production and total cash costs per ounce by location, and consolidated revenue and production costs per ounce.

                                                  Production                    Total Cash Costs
                                             (Ounces in thousands)            (Dollars per ounce)

                                               Three Months Ended              Three Months Ended
                                                     March 31,                        March 31,
Mine (Percentage interest)                       1997           1996             1997           1996
-------------------------                 ---------------------------      --------------------------
Homestake (100)                                 106.4          105.3             $316           $291
McLaughlin (100)                                 31.6           54.1              244            279
Round Mountain (25)                              28.1           19.9              236            288
Pinson (50) (1)                                   6.4            2.2              312            464
Marigold (33)                                     7.2            6.9              229            241
                                          ------------    -----------
    Total United States                         179.7          188.4

Eskay Creek (100) (2,3)                          94.6           99.4              165            162
Williams (50)                                    51.4           43.6              234            272
David Bell (50)                                  23.0           22.8              194            190
Quarter Claim (25)                                2.8            2.8              175            168
Snip (100) (3,4)                                 28.2           11.8              204            185
Nickel Plate (100)                                -             26.7               -             328
                                          ------------    -----------
     Total Canada                               200.0          207.1

Kalgoorlie, Australia (50)                      108.3           90.2              273            305

El Hueso, Chile (100)                             0.5            2.4              310            242
                                          ------------    -----------

Total Production                                488.5          488.1             $245           $258
Less Minority Interests                         (60.6)         (54.9)
                                          ------------    -----------
Homestake's Share                               427.9          433.2
                                          ============    ===========

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

                                                                 Three Months Ended
                                                                      March 31,
Per Ounce of Gold                                               1997             1996
-----------------                                         ----------------------------
Revenue                                                         $353             $401
                                                          ============================

Per Ounce Costs
     Cash Operating Costs (5)                                   $239             $251
     Other Cash Costs (6)                                          6                7
                                                          ----------------------------
     Total Cash Costs                                            245              258
     Noncash Costs  (7)                                           54               54
                                                          ----------------------------
     Total Production Costs                                     $299             $312
                                                          ============================

(1) Homestake increased its interest in the Pinson mine from 26.3% to 50% in December 1996.

(2) Gold and silver are accounted for as co-products at Eskay Creek. Silver is converted to gold equivalent using the ratio of the silver market price to the gold market price. These ratios were 70 ounces and 72 ounces of silver equals one ounce of gold in the first quarters of 1997 and 1996, respectively. Eskay Creek production includes 54,300 (59,900 in 1996) payable ounces of gold and 2.8 million (2.8 million in 1996) payable ounces of silver contained in ore sold to smelters.

(3) For comparison purposes, total cash costs per ounce include estimated third-party costs incurred by smelter owners and others to produce marketable gold and silver.

(4)  Includes ounces of  gold   contained in   dore and   concentrates.  Prime's
     ownership percentage in the Snip mine increased from 40% to 100% effective April 30, 1996.

(5) Cash operating costs are costs directly related to the physical activities of producing gold; includes mining, milling, third-party smelting and in-mine drilling expenditures that are related to production.

(6)  Other cash  costs are  costs that are not  directly   related to,  but may
     result from, gold production;  includes production taxes and royalties.

(7) Noncash costs are costs that typically are accounted for ratably over the life of an operation; includes depreciation, depletion, accruals for final reclamation and the amortization of the economic cost of property acquisitions, but excludes amortization of SFAS 109 deferred tax purchase adjustments relating to property acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $66.4 million during the first quarter of 1997 compared to $60.7 million during the first quarter of 1996. The increase in cash provided by operations includes the termination fee received from Santa Fe upon termination of Homestake's merger agreement with Santa Fe. This was partially offset by an increase of $36 million in payments for income and mining taxes, primarily payments made in the first quarter of 1997 related to Prime's 1996 taxable income, as well as the effect of the lower gold prices. Working capital at March 31, 1997 amounted to $325.8 million, including $270 million in cash and equivalents and short-term investments.

Capital additions of $22.8 million for the first quarter of 1997 include $6.7 million for construction and development work at the Ruby Hill mine, $4.6 million at the Round Mountain mine primarily for a new mill to process the higher-grade sulfide material, $3.7 million primarily for a tailings dam lift and improvements in the underground operations at the Homestake mine, and $3.2 million at

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


the Kalgoorlie operations primarily for a decline from surface and a ventilation raise at the Mt. Charlotte mine.

On March 10, 1997 Santa Fe terminated its previously announced merger agreement with Homestake and paid Homestake a $65 million termination fee. As a result, the Company recorded a pretax gain of $62.9 million ($47.2 million after tax), net of merger-related expenses of $2.1 million incurred in 1997.

In February 1997, Homestake completed the sale of its interests in the George Lake and Back River joint ventures in Canada to Arauco for $9.3 million in cash and 3.6 million shares of Arauco common stock. As a result of this transaction, the Company recorded a pretax gain of $13.5 million ($8.1 million after tax), which is included in other income.

In February 1997, Homestake received the final permit for the Ruby Hill mine near Eureka, Nevada. Construction has commenced and production is expected to begin in the fourth quarter of 1997. Production is estimated at an annual rate of 105,000-110,000 ounces per year at a total cash cost of $140 per ounce and a total production cost of $258 per ounce.

The Company has a United States/Canadian/Australian cross-border credit facility providing a total availability of $275 million. The Company pays a commitment fee of 0.15% per annum on the unused portion of this facility. The credit facility is available through September 2001 and provides for borrowings in United States, Canadian, or Australian dollars, or gold, or a combination of these. The credit agreement requires a minimum consolidated net worth of $500 million. No amounts have been borrowed under this credit agreement.

In February 1997, the Company paid a cash dividend of 5 cents per share. In March 1997, the Company reduced its annual dividend rate to 10 cents per share from 20 cents per share and declared a semi-annual dividend of 5 cents per share payable in May 1997.

In April 1997, the Company filed with the Securities and Exchange Commission a shelf registration statement (effective date - April 21, 1997) for the potential sale of up to 20 million shares of common stock. The proceeds from any such offering would be available for general corporate purposes, which could include future acquisitions which have the potential to add to the Company's gold reserves and future gold production, capital expenditures and repayment of debt.

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

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


Part II - OTHER INFORMATION
---------------------------

Item 5.
-------

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Certain statements contained in this Form 10-Q that are not statements of historical facts are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on beliefs of management, as well as assumptions made by and information currently available to management. Forward looking statements include those preceded by the words "believe," "estimate," "expect," "intend," "will," and similar expressions, and include estimates of future production, costs per ounce, dates of construction completion, costs of capital projects and commencement of operations. Forward looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from expected results. Some important factors and assumptions that could cause actual results to differ materially from expected results are discussed below. Those listed are not exclusive.

Estimates of future production for particular properties and for the Company as a whole are derived from annual mine plans that have been developed based on mining experience, reserve estimates, assumptions regarding ground conditions and physical characteristics of ore (such as hardness and metallurgical characteristics), expected rates and costs of production, and estimated future sales prices. Actual production may vary for a variety of reasons, such as the factors described above, ore mined varying from estimates of grade and metallurgical and other characteristics, mining dilution, actions by labor, and government imposed restrictions. Estimates of production from properties and facilities not yet in production are based on similar factors but there is a greater likelihood that actual results will vary from estimates due to a lack of actual experience. Cash cost estimates are based on such things as past experience, reserve and production estimates, anticipated mining conditions, estimated costs of materials, supplies and utilities, and estimated exchange rates. Noncash cost estimates are based on total capital costs and reserve estimates, change based on actual amounts of unamortized capital, changes in reserve estimates, and changes in estimates of final reclamation. Estimates of future capital costs are based on a variety of factors and include past operating experience, estimated levels of future production, estimates by and contract terms with third party suppliers, expectations as to government and legal requirements, feasibility reports by Company personnel and outside consultants, and other factors. Capital cost estimates for new projects are subject to greater uncertainties than additional capital costs for existing operations. Estimated time for completion of capital projects is based on such factors as the Company's experience in completing capital projects, and estimates provided by and contract terms with contractors, engineers, suppliers and others involved in design and construction of projects. Estimates reflect assumptions about factors beyond the Company's control, such as the time government agencies take in processing applications, issuing permits and otherwise completing processes required under applicable laws and regulations. Actual time to completion can vary significantly from estimates.

See the Company's Form 10-K Report for the year ended December 31, 1996, Part IV, "FORWARD LOOKING STATEMENTS" and "RISK FACTORS," for a more detailed discussion of factors that may impact on expected future results.

Item 6.
-------

(a)     Exhibits                                            Method of Filing
                                                             ----------------
        11  -  Computation of Earnings Per Share             Filed herewith
                                                             electronically

        27  -  Financial Data Schedule                       Filed herewith
                                                             electronically

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


(b)      Reports on Form 8-K

         Eight reports on Form 8-K and three reports on Form 8-K/A were filed during the quarter ended March 31, 1997.

              The report on Form 8-K dated February 3, 1997 was submitted in order to file a Press Release announcing the 1996 year-end ore reserves and mineralized material for Homestake's 50.6%-owned subsidiary, Prime Resources Group Inc.("Prime").

              The report on Form 8-K dated February 7, 1997 was submitted in order to file a Press Release announcing Homestake's earnings for the quarter ending December 31, 1996.

              The reports on Form 8-K/A dated February 3, 1997 and February 7, 1997 were submitted in order to file the following: (a) text of News Release Correction issued by Homestake on February 14, 1997, and (b) text of News Release Correction issued by Homestake on February 18, 1997.

              The report on Form 8-K dated February 10, 1997 was submitted in order to file a Press Release announcing that the Company had received permits to develop the West Archimedes orebody at the Ruby Hill mine.

              The report on Form 8-K dated February 28, 1997 was submitted in order to file a Press Release announcing that Prime received a positive feasibility study for the construction of a gravity flotation processing facility at the Eskay Creek mine.

              The report on Form 8-K/A dated March 6, 1997 announced that Homestake and GeoBiotics, Inc. had entered into a strategic alliance to develop biooxidation technology.

              The following reports on Form 8-K relate to the now terminated proposed merger with Santa Fe:

              The report on Form 8-K dated January 15, 1997 was submitted in order to file the following: (a) letter dated January 14, 1997 from Homestake to Santa Fe shareholders, (b) letter dated January 14, 1997 from Homestake to Homestake shareholders, and (c) Homestake management slide presentation to Homestake and Santa Fe shareholders.

              The report on Form 8-K dated January 21, 1997 announced that the proposed acquisition of Santa Fe had cleared government antitrust review.

              The report on Form 8-K dated February 27, 1997 announced that the Company was advised of the Securities and Exchange Commission's decision that the payment by Santa Fe of a break-up fee of $65 million to Homestake would not prevent Newmont Mining Company from using pooling of interests accounting treatment in any subsequent acquisition of Santa Fe.

              The report on Form 8-K dated March 10, 1997 announced that Santa Fe had terminated its previously announced merger agreement with Homestake and, as a result, paid Homestake a $65 million termination break-up fee.

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           HOMESTAKE MINING COMPANY




Date:  May 13, 1997                      By /s/ Gene G. Elam
       ------------                         -----------------
                                            Gene G. Elam
                                            Vice President, Finance and
                                            Chief Financial Officer





Date:  May 13, 1997                      By /s/ David W. Peat
       ------------                         -----------------
                                            Vice President and Controller
                                            (Chief Accounting Officer)