Form 10-K/A
period 1996-12-31
HOMESTAKE MINING CO /DE/
filed 1997-05-23
CIK 743872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                (AMENDMENT NO. 3)
         (Mark One)
                  [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
                  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                           For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,273,000,000 as of March 11, 1997.

The number of shares of common stock outstanding as of March 11, 1997 was 146,672,425.

         In Form 10-K for the fiscal year ended December 31, 1996, certain footnotes to the table on page 81 entitled "Geographic Information," were incorrectly stated. This table is part of Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. The complete text of Item 8, as amended, is included in this Form 10-K/A (Amendment No. 3).

         In Form 10-K/A (Amendment No. 2), which was submitted in order to correctly state the term of office for certain directors in Item 10 - DIRECTORS AND OFFICERS OF THE REGISTRANT, the complete text of Item 10 was not submitted. The complete text of Item 10, as amended, is included in this Form 10-K/A (Amendment No. 3).



              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                      INDEX




                                                                                               Page  *
         Statements of Consolidated Income.....................................................57

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

         Report of Independent Auditors........................................................84

         Management's Responsibility for Financial Reporting...................................85

         Quarterly Selected Data...............................................................86

         Common Stock Price Range..............................................................86


         * Page numbers correspond to page numbers included in the original Form 10-K filed on March 28, 1997.

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

                    Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


GEOGRAPHIC INFORMATION

                                                         1996                1995               1994
                                                    -------------------------------------------------------
Revenues
     United States (1,2)                                $   310,881         $   349,461        $   346,629
     Canada (3)                                             304,530             264,548            192,363
     Australia                                              147,241             120,898            143,944
     Latin America (4)                                        4,284              11,458             22,551
                                                    -------------------------------------------------------
                                                        $   766,936         $   746,365        $   705,487
                                                    =======================================================

Exploration Expense
     United States                                      $    11,861         $    12,750        $    11,841
     Canada                                                   9,751               2,797              2,445
     Australia                                                7,863               4,745              4,008
     Latin America and other                                 15,907               7,249              3,053
                                                    -------------------------------------------------------
                                                        $    45,382         $    27,541        $    21,347
                                                    =======================================================

Operating Earnings
     United States (2)                                  $    23,124         $    32,623        $    60,538
     Canada                                                 103,640              86,662             53,359
     Australia                                                1,914               4,516             25,018
     Latin America and other (4)                            (14,606)             (6,544)            (4,412)
                                                    -------------------------------------------------------
                                                        $   114,072         $   117,257        $   134,503
                                                    =======================================================

Identifiable Assets as of December 31
     United States                                      $   522,565         $   618,267        $   598,059
     Canada                                                 494,083             432,087            382,575
     Australia                                              451,973             264,238            207,837
     Latin America and other                                 13,487               7,041             13,497
                                                    -------------------------------------------------------
                                                        $ 1,482,108         $ 1,321,633        $ 1,201,968
                                                    =======================================================

     (1)  Includes  a foreign  currency  exchange  loss of $8.9  million in 1996
          primarily  related  to  the  Company's   Canadian-dollar   denominated
          advances to HCI.

     (2) Includes a gain of $15.7 million in 1994 on the sale of the Company's interest in the Dee mine.

     (3) Includes a gain of $11.2 million in 1994 on the dilution of the Company's interest in Prime.

     (4) Includes a gain of $2.7 million in 1995 on the sale of the Company's interest in the Torres mining complex.




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

          ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         (a) Information with Respect to Directors.

         Certain information as to the Directors of the Registrant is set forth below. The information appearing below, and certain information regarding beneficial ownership of securities by the Directors has been furnished by the Directors.


                                      Age at
                                     April 15,      Director
                                       1997           Since                 Biographical Information
                                     ---------      ---------               ------------------------
CLASS I DIRECTORS TO SERVE UNTIL 1997 ANNUAL MEETING:

M. Norman Andersen                        66            1992     Mr. Anderson is President of Norman Anderson &
                                                                 Associates Ltd. (mining consultants). Mr. Anderson
                                                                 was a director of Homestake Canada Inc. from 1987
                                                                 to 1993, and was the Chairman of the Board of
                                                                 Directors of Homestake Canada Inc. from February
                                                                 1991 to July 1992, when the Company acquired the
                                                                 outstanding voting shares of Homestake Canada Inc.
                                                                 He is a director of Prime Resources Group Inc.
                                                                 (gold mining), Solv-ex Corporation (tar sands
                                                                 processing), Finning Ltd. (construction
                                                                 equipment sales and service), and Toronto
                                                                 Dominion Bank.

Robert H. Clark, Jr.                      56            1984     Mr. Clark has been Chief Executive Officer since
                                                                 1993, President since 1983, and a director since
                                                                 1968 of Case, Pomeroy & Company, Inc. (mining,
                                                                 oil and gas, real estate).

Douglas W. Fuerstenau                     68            1977     Mr. Fuerstenau has been a Professor of Metallurgy,
                                                                 Department of Materials Science and Mineral
                                                                 Engineering, University of California, Berkeley
                                                                 since 1959. He was P. Malozemoff Professor of
                                                                 Mineral Engineering from 1987 to 1993, professor
                                                                 emeritus from 1993 to July 1994, and has been a
                                                                 professor in the Graduate School since July 1994.

Berne A. Schepman                         70            1973     Mr. Schepman has been President of Adair Company
                                                                 (management consulting) since  1982 and President of
                                                                 Russian Technology Group (technology marketing)
                                                                 since July 1992.


CLASS II DIRECTORS TO SERVE UNTIL 1998 ANNUAL MEETING:

Henry G. Grundstedt                       68            1992     Mr. Grundstedt is a mining consultant. He was
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







                                      Age at
                                     April 15,      Director
                                       1997           Since                 Biographical Information
                                     ---------      --------                ------------------------
William A. Humphrey                       70            1982     Mr. Humphrey has been a mining consultant since
                                                                 March 1993. He has been Vice Chairman of Homestake
                                                                 since July 1992, was President and Chief Operating
                                                                 Officer of Homestake from April 1991 to July 1992,
                                                                 and was an Executive Vice President of Homestake
                                                                 from 1981 to April 1991.

John Neerhout, Jr.                        66            1989     Mr. Neerhout has been the Managing Director of
                                                                 Union Railways Limited (rail transportation)
                                                                 since April 1997, and a director of London and
                                                                 Continental Railways Ltd. since March 1997. He has
                                                                 been a director of the Energy Group (UK) since
                                                                 February 1997. Mr. Neerhout retired as
                                                                 Executive Vice President of Bechtel Group Inc.
                                                                 (engineering and construction) in October,
                                                                 1996, a position he held since 1986. Mr. Neerhout
                                                                 was also a director and held executive positions
                                                                 with Bechtel Group Inc. and other of its
                                                                 affiliated companies prior to his retirement.

Stuart T. Peeler                          67            1981     Mr. Peeler has been a petroleum industry
                                                                 consultant since 1989. From 1982 until 1988 he
                                                                 was Chairman of the Board and Chief Executive
                                                                 Officer of Statex Petroleum, Inc. He is a
                                                                 director of CalMat Company (aggregates, asphalt,
                                                                 and property development), Chieftain International,
                                                                 Inc. (oil and gas exploration and production) and
                                                                 Chieftain International Funding Corp. (financial
                                                                 services).

Jack E. Thompson                          47            1994     Mr. Thompson has been the Chief Executive Officer
                                                                 of Homestake since May 1996, and President and a
                                                                 director of Homestake since August 1994. He was
                                                                 Executive Vice President-Canada of Homestake and
                                                                 President and Chief Executive Officer of Prime
                                                                 Resources Group Inc. and Homestake Canada Inc.
                                                                 from July 1992 until August 1994. He was President
                                                                 of Homestake Mineral Development Company and of
                                                                 North American Metals Corp. (gold mining) from
                                                                 1988 until 1992.

CLASS III DIRECTORS TO SERVE UNTIL 1999 ANNUAL MEETING:

Harry M. Conger                           66            1977     Mr. Conger has been Chairman of the Board of
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







                                      Age at
                                     April 15,      Director
                                       1997           Since                 Biographical Information
                                     ---------      --------                ------------------------
G. Robert Durham                          68            1990     In May, 1996, Mr. Durham retired as
                                                                 Chairman of the Board, Chief Executive Officer
                                                                 and a director of Walter Industries, Inc.
                                                                 (building materials, home building, mortgage
                                                                 financing and natural resources development).
                                                                 He was Chief Executive Officer and a director of
                                                                 Walter Industries, Inc. from June 1991, and
                                                                 Chairman from October 1995, until his retirement.
                                                                 He was also President from June 1991 until
                                                                 October 1995. He was Chairman of the Board,
                                                                 President and Chief Executive Officer of Phelps
                                                                 Dodge Corporation (mining) from 1987 to
                                                                 1989, President and Chief Operating Officer from
                                                                 1984 to 1987, and held other executive offices with
                                                                 Phelps Dodge Corporation or affiliated companies
                                                                 beginning in 1977. He is a director of FINOVA Group
                                                                 Inc. (financial services), and a trustee of Mutual
                                                                 Life Insurance Company of New York.

Robert K. Jaedicke                        68            1983     Mr. Jaedicke is a Professor (emeritus) of
                                                                 Accounting at Stanford University Graduate School
                                                                 of Business. He has been a member of the Stanford
                                                                 faculty since 1961 and was Dean of the Graduate
                                                                 School of Business from 1983 to 1990. He is a
                                                                 director of Boise Cascade Corporation (forest
                                                                 products and paper), California Water Service
                                                                 Company, Enron Corp. (natural gas and liquid
                                                                 fuels), GenCorp (aerospace, auto, polymer
                                                                 products), State Farm Insurance Companies, and
                                                                 Wells Fargo & Company and Wells Fargo Bank, N.A.

Carol A. Rae                              51            1995     Ms. Rae has been the President and Chief Executive
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

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              HOMESTAKE MINING COMPANY




Date        May 21, 1997                      By:/s/ David W. Peat
     --------------------------                  -----------------
                                                 David W. Peat
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)