Form 10-Q
period 1997-06-30
HOMESTAKE MINING CO /DE/
filed 1997-08-14
CIK 743872

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the Quarterly Period Ended June 30, 1997

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

             Yes        X                                No   ______
                  -----------


The number of shares of common stock outstanding as of August 8, 1997 was 146,732,000.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

A.   Condensed Consolidated Balance Sheets (unaudited)
     (In thousands, except per share amount)

                                                                                    June 30,                December 31,
                                                                                      1997                      1996
                                                                                 ---------------          -----------------
ASSETS
Current assets
     Cash and equivalents                                                        $       87,840            $        89,599
     Short-term investments                                                             163,788                    130,158
     Receivables                                                                         37,789                     47,650
     Inventories:
         Finished products                                                               21,690                     21,132
         Ore and in process                                                              38,012                     39,980
         Supplies                                                                        28,877                     30,015
     Deferred income and mining taxes                                                    12,263                     12,263
     Other                                                                                5,442                      8,551
                                                                                 ---------------          -----------------
         Total current assets                                                           395,701                    379,348
                                                                                 ---------------          -----------------

Property, plant and equipment - at cost                                               2,016,633                  1,970,300
     Accumulated depreciation, depletion and amortization                            (1,022,514)                  (963,270)
                                                                                 ---------------          -----------------
         Property, plant and equipment - net                                            994,119                  1,007,030
                                                                                 ---------------          -----------------

Investments and other assets
     Noncurrent investments                                                              26,154                     39,606
     Other assets                                                                        56,014                     56,124
                                                                                 ---------------          -----------------
         Total investments and other assets                                              82,168                     95,730
                                                                                 ---------------          -----------------
Total Assets                                                                     $    1,471,988            $     1,482,108
                                                                                 ===============          =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                            $       36,161            $        36,171
     Accrued liabilities:
         Payroll and other compensation                                                  26,181                     23,085
         Reclamation                                                                     10,010                     10,055
         Other                                                                           12,764                      9,034
     Income and other taxes payable                                                      18,619                     38,386
                                                                                 ---------------          -----------------
         Total current liabilities                                                      103,735                    116,731
                                                                                 ---------------          -----------------

Long-term liabilities
     Long-term debt                                                                     188,730                    185,000
     Other long-term obligations                                                        121,987                    114,168
     Deferred income and mining taxes                                                   193,828                    201,454
                                                                                 ---------------          -----------------
         Total long-term liabilities                                                    504,545                    500,622
                                                                                 ---------------          -----------------

Minority interests in consolidated subsidiaries                                         102,715                     96,203

Shareholders' equity
     Capital stock, $1 par value per share:
         Preferred - 10,000 shares  authorized;  no shares  outstanding
         Common - 250,000 shares authorized; shares outstanding:
            1997 - 146,728; 1996 - 146,672                                              146,728                    146,672
     Other shareholders' equity                                                         614,265                    621,880
                                                                                 ---------------          -----------------
         Total shareholders' equity                                                     760,993                    768,552
                                                                                 ---------------          -----------------
Total Liabilities and Shareholders' Equity                                       $    1,471,988            $     1,482,108
                                                                                 ===============          =================


See notes to condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



B.    Condensed Statements of Consolidated Operations (unaudited)
      (In thousands, except per share amounts)

                                                                   Three Months Ended                       Six Months Ended
                                                                        June 30,                                June 30,
                                                                 1997               1996                  1997              1996
                                                            --------------     --------------        --------------    ------------
Revenues
      Gold and ore sales                                     $    160,453      $     186,723         $     324,666      $   370,223
      Sulfur and oil sales                                          6,842              7,370                13,794           15,793
      Interest income                                               3,879              3,833                 7,208            7,929
      Gain on termination of Santa Fe merger                            -                  -                62,925                -
      Other income                                                 (2,515)             3,566                10,253           10,355
                                                            --------------     --------------        --------------    ------------
                                                                  168,659            201,492               418,846          404,300
                                                            --------------     --------------        --------------    ------------
Costs and Expenses
      Production costs                                            121,122            122,704               239,236          247,956
      Depreciation, depletion and amortization                     28,057             29,032                56,212           55,361
      Administrative and general expense                            9,933              9,249                19,494           18,963
      Exploration expense                                          13,678             11,535                22,013           17,576
      Interest expense                                              2,851              2,645                 5,433            5,292
      Other expense                                                 2,785                786                 3,427            1,019
                                                            --------------     --------------        --------------    ------------
                                                                  178,426            175,951               345,815          346,167
                                                            --------------     --------------        --------------    ------------

Income (Loss) Before Taxes and Minority Interests                  (9,767)            25,541                73,031           58,133
Income and Mining Taxes                                            (3,465)           (14,745)              (33,244)         (28,605)
Minority Interests                                                 (2,990)            (4,020)               (6,149)          (9,099)
                                                            --------------     --------------        --------------    ------------

Net Income (Loss)                                            $    (16,222)     $       6,776         $      33,638      $    20,429
                                                            ==============     ==============        ==============    ============



Net Income (Loss) Per Share                                  $      (0.11)     $        0.05         $        0.23      $      0.14
                                                            ==============     ==============        ==============    ============

Average Shares Used in the Computation                            146,728            146,662               146,705          145,949
                                                            ==============     ==============        ==============    ============

Dividends Paid Per Common Share                              $       0.05      $        0.05         $        0.10      $      0.10
                                                            ==============     ==============        ==============    ============



See notes to condensed consolidated financial statements.


                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


C.  Condensed Statements of Consolidated Cash Flows (unaudited)
    (In thousands)

                                                                                        Six Months Ended June 30,
                                                                                     1997                        1996
                                                                              -----------------           ------------------
Cash Flows from Operations
    Net income                                                                 $        33,638             $         20,429
    Reconciliation to net cash provided by operations:
       Depreciation, depletion and amortization                                         56,212                       55,361
       Gains on asset disposals                                                        (14,256)                      (2,750)
       Deferred taxes, minority interests and other                                     14,898                       23,799
       Effect of changes in operating working capital items                              1,087                       12,481
                                                                              -----------------           ------------------
    Net cash provided by operations                                                     91,579                      109,320
                                                                              -----------------           ------------------

Investment Activities
    Decrease (increase) in short-term investments                                      (33,630)                       2,557
    Additions to property, plant and equipment                                         (63,056)                     (69,475)
    Proceeds from asset sales                                                           10,213                       13,572
    Purchase of HGAL minority interests                                                      -                       (6,435)
    Purchase of interest in Snip mine                                                        -                      (39,279)
    Other                                                                                1,707                        1,692
                                                                              -----------------           ------------------
    Net cash used in investment activities                                             (84,766)                     (97,368)
                                                                              -----------------           ------------------

Financing Activities
    Borrowings                                                                           3,730                            -
    Common shares issued                                                                   798                        2,349
    Dividends paid - Homestake                                                         (14,670)                     (14,674)
                   - Prime minority interests                                           (1,085)                      (1,099)
    Other                                                                                2,655                            -
                                                                              -----------------           ------------------
    Net cash used in financing activities                                               (8,572)                     (13,424)
                                                                              -----------------           ------------------

Net decrease in cash and equivalents                                                    (1,759)                      (1,472)

Cash and equivalents, January 1                                                         89,599                      145,957
                                                                              -----------------           ------------------
Cash and equivalents, June 30                                                  $        87,840             $        144,485
                                                                              =================           ==================



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

2. In March 1997, Santa Fe Pacific Gold Corporation terminated its previously announced merger agreement with Homestake and paid Homestake a $65 million termination fee. As a result, the Company recorded a pretax gain of $62.9 million ($47.2 million after tax), net of merger-related expenses of $2.1 million incurred in 1997.

3. Other income for the three and six months ended June 30 is as follows (in millions):


                                       Three Months Ended                Six Months Ended
                                            June 30,                         June 30,
                                  -----------------------------     ---------------------------
                                      1997            1996             1997           1996
                                  -------------   -------------     ------------   ------------
Gains on asset disposals                 $0.7            $2.0            $14.3           $2.8
Royalty income                            0.6             0.8              1.2            1.4
Foreign currency contract
     gains (losses)                      (2.8)            0.2             (3.8)           1.3
Foreign currency exchange
     losses on intercompany
     advances                            (2.4)           (0.3)            (2.8)          (0.3)
Other foreign currency
     gains (losses)                         -             0.3             (0.3)           0.2
Litigation settlement                       -               -                -            2.9
Other                                     1.4             0.6              1.7            2.1
                                  -------------   -------------     ------------   ------------
                                        ($2.5)           $3.6            $10.3          $10.4
                                  =============   =============     ============   ============

          In February 1997, Homestake completed the sale of its interests in the George Lake and Back River joint ventures in Canada to Arauco Resources Corporation ("Arauco") for $9.3 million in cash and 3.6 million shares of Arauco common stock. As a result of this transaction, the Company recorded a pretax gain of $13.5 million ($8.1 million after tax).

4. In April 1996, the Company's 50.6%-owned subsidiary, Prime Resources Group Inc. ("Prime") purchased Cominco Ltd.'s ("Cominco") 60% interest in the Snip mine in British Columbia for approximately $39.3 million in cash. The purchase price included Cominco's share of the mine's working capital. Prime now owns 100% of the Snip mine.

5. In 1995, Homestake offered to acquire the 18.5% of Homestake Gold of Australia Limited ("HGAL") it did not already own by offering .089 of a Homestake share or A$1.90 in cash for each of the 109.6 million HGAL shares owned by the public. Through December 31, 1995 a total of
          38.9 million HGAL shares were acquired at a cost of $59.1 million. At December 31, 1995 Homestake owned 88.1% of the shares of HGAL. The acquisition was completed in the first quarter of 1996 when the remaining 70.7 million publicly held HGAL shares were acquired at a cost of $105.8 million, including $99.3 million for 6 million shares of the

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES



          Company, $5 million in cash and $1.5 million of transaction expenses. The total purchase price to acquire all of the 18.5% of HGAL held by minority shareholders was $164.9 million, including $141.7 million for
          8.5 million shares of the Company, $19.5 million in cash and $3.7 million of transaction expenses. The acquisition of the HGAL minority interests was accounted for as a purchase.

6.        Under  the  Company's  foreign   currency  protection  program,  the
          Company has entered into a series of foreign currency option contracts which establish trading ranges within which the United States dollar may be exchanged for foreign currencies by setting minimum and maximum exchange rates.

          At  June  30,  1997  the  Company  had  forward   currency   contracts
          outstanding as follows:

                                              Weighted-Average Exchange
                                                Rates to U.S. Dollars
                      Amount Covered       -----------------------------------     Expiration
Currency              (U.S. Dollars)        Put Options      Call Options             Dates
-------------------------------------------------------------------------------------------------
Canadian                    $ 98,580            0.72             0.77                  1997
Canadian                      94,700            0.73             0.77                  1998
Australian                    55,860            0.77             0.80                  1997
Australian                    66,500            0.75             0.79                  1998
                        -------------
                            $315,640

7. In the fourth quarter of 1996, the Company entered into forward sales commitments for 680,100 ounces expected to be produced from the McLaughlin mine stockpiles from 1997 through 2003. In addition, during the second quarter of 1997 the Company entered into forward sales commitments for 20,000 ounces of gold to be produced in 2001 and 2002. Gold sales for the three and six months ended June 30, 1997 include sales of 30,000 ounces and 60,000 ounces at average prices of $383 per ounce and $381 per ounce, respectively. Gold sales for the three and six months ended June 30, 1996 include sales under the now-completed Nickel Plate mine forward sales program of 23,200 and 45,100 ounces at average prices of $421 per ounce and $418 per ounce, respectively.

          At June 30, 1997 the Company's forward sales commitments were as follows:

                                                                  Average Price of
                                    Forward Sales                  Forward Sales
      Year                          (ounces)                        (per ounce)
-----------------------------------------------------------------------------------
      1997                              60,100                         $389
      1998                             120,000                          399
      1999                             109,900                          415
      2000                              85,100                          430
      2001                              95,000                          441
      2002                              95,000                          457
      2003                              75,000                          481
                                  -------------
                                       640,100

8. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS 131 will not have a material impact on Homestake's current geographic and segment disclosures.

                 HOMESTAKE MINING COMPANY AND SUBSIDIARIES



          In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). The purpose of reporting comprehensive income is to present a measure of all changes in shareholders' equity that result from recognized transactions and other economic events of the period, other than transactions with owners in their capacity as owners. SFAS 130 is effective for financial statements issued for periods ending after December 15, 1997. Adoption of SFAS 130 will result in additional disclosures in Homestake's financial statements but will not impact the Company's reported net income or net income per share.

          In February 1997, the FASB issued SFAS 128, "Earnings Per Share." SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Adoption of SFAS 128 will not have a material impact on Homestake's previously reported earnings per share.

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

          Title X of the Energy Policy Act of 1992 (the "Act") and subsequent amendments to the Act authorized appropriations of $335 million to cover the Federal Government's share of certain costs of reclamation, decommissioning and remedial action for by-product material (primarily tailings) generated by certain licensees as an incident of uranium sales to the Federal Government. Reimbursement is subject to compliance with regulations of the Department of Energy ("DOE"), which were issued in 1994. Pursuant to the Act, the DOE is responsible for 51.2% of past and future costs of reclaiming the Grants site in accordance with Nuclear Regulatory Commission license requirements. Through June 30, 1997 the Company had received $17.1 million from the DOE and the accompanying balance sheet at June 30, 1997 includes an additional receivable of $13.3 million for the DOE's share of reclamation expenditures made by the Company through 1996. The Company believes that its share of the estimated remaining cost of reclaiming the Grants facility, net of estimated proceeds from the ultimate disposals of related assets, is fully provided in the financial statements at June 30, 1997.

          In 1983, the state of New Mexico made a claim against the Company for unspecified natural resource damages resulting from the Grants tailings. The state of South Dakota made a similar claim in 1983 as to the Whitewood Creek tailings. The Company denies all liability for damages at the two CERCLA sites. The two states have taken no action to enforce the 1983 claims.

          On July 23, 1997 the Company received a letter from the Mountain-Prairie Region of the United States Fish and Wildlife Service stating that the "Department [of the Interior] intends to file suit, subject to final approval by the Department of Justice, against your company to recover natural resource damages and assessment costs" in respect of Whitewood Creek, South Dakota, under CERCLA, the Clean Water Act and other applicable laws. The letter stated that other federal agencies may participate in such litigation and also stated that the

                 HOMESTAKE MINING COMPANY AND SUBSIDIARIES



          Cheyenne River Sioux Tribe intended to file such an action. The letter invited Homestake to participate in discussions with the Department of the Interior and the Tribe over the next 60 days and indicated that absent an agreement, "the Department intends to request that the Department of Justice file a lawsuit for natural resource damages against Homestake upon the expiration of the 60-day notice period." (See Part II, Item 1- Legal Proceedings of this Form 10-Q.)

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

RESULTS OF OPERATIONS

Homestake Mining Company ("Homestake" or the "Company") recorded a net loss of $16.2 million or $0.11 per share during the second quarter of 1997 compared to net income of $6.8 million or $0.05 per share during the second quarter of 1996. The decrease in second quarter earnings primarily reflects a significantly lower average realized gold price, decreased production, slightly higher total cash costs, mark-to-market losses on foreign currency exchange contracts and intercompany advances, and increased exploration expenditures.

Year-to-date 1997 net income of $33.6 million or $0.23 per share compares to year-to-date 1996 net income of $20.4 million or $0.14 per share. The increased 1997 year-to-date earnings primarily are attributable to after-tax gains of $47.2 million ($62.9 million pretax) or $0.32 per share from the termination fee received from Santa Fe Pacific Gold Corporation ("Santa Fe") upon termination of Homestake's merger agreement with Santa Fe, and $8.1 million ($13.5 million pretax) or $0.06 per share from the sale of the George Lake and Back River joint venture interests in the Northwest Territories of Canada to Arauco Resources Corporation ("Arauco"). Results for the 1996 year-to-date period included an after-tax gain of $4.9 million ($5.5 million pretax) from a litigation recovery. Excluding the effect of the nonrecurring items, the Company incurred a net loss of $21.7 million or $0.15 per share during the first half of 1997 compared to net income of $15.5 million or $0.11 per share during the first half of 1996. The lower 1997 earnings primarily are due to a $47 per ounce decline in the average realized gold price, slightly lower production, and higher exploration expenses.

Gold production during the second quarter of 1997 decreased to 488,500 ounces compared to 505,900 ounces produced during the second quarter of 1996. The absence of 25,100 ounces of production from the Nickel Plate mine in Canada, which is in final reclamation, was the principal reason for the lower gold production in 1997. Production declines from the Company's domestic operations were offset by net increases in production at the Company's other foreign operations. Revenues from gold and ore sales totaled $160.5 million during the second quarter of 1997 compared to $186.7 million during the prior year's second quarter. During the 1997 second quarter, the Company sold 491,200 ounces at an average realized price of $344 per ounce compared to 512,100 ounces sold at an average realized price of $389 per ounce during the 1996 second quarter.

Domestic production decreased to 174,600 ounces during the second quarter of 1997 compared to 201,200 ounces produced during the second quarter of 1996, primarily reflecting production declines at the Homestake mine in South Dakota and the McLaughlin mine in northern California, partially offset by increased production at the Round Mountain mine in Nevada. At the

                 HOMESTAKE MINING COMPANY AND SUBSIDIARIES



Homestake mine, production declined by 5,300 ounces to 97,900 ounces during the 1997 second quarter compared to 103,200 ounces during the 1996 second quarter primarily due to lower underground ore grades caused by higher dilution. Total cash costs increased to $330 per ounce during the second quarter of 1997 from $300 per ounce during the prior year's second quarter as a result of the lower production and stockpiled ore valuation adjustments made as a result of the lower gold prices. The McLaughlin mine produced 30,900 ounces during the 1997 second quarter compared to 60,700 ounces produced during the 1996 second quarter. Mining operations ceased at the end of June last year and lower-grade stockpiled ore will be processed over the next six years. Total cash costs increased to $254 per ounce during the second quarter of 1997 compared to $200 per ounce during the second quarter of 1996 as a result of lower ore grades and recoveries associated with the treatment of the stockpiled material. Homestake's 25% share of production from the Round Mountain mine increased to 32,500 ounces during the 1997 second quarter from 28,800 ounces during the 1996 second quarter, primarily due to an increase in the tons loaded on the dedicated heap leach pads. As a result, total cash costs declined to $204 per ounce during the second quarter of 1997 from $230 per ounce in the second quarter of 1996. Construction of an 8,000 ton-per-day gravity mill to treat higher-grade ore was completed in July 1997, and the mill should be in full operation by the end of the third quarter of 1997.

Total foreign gold production during the second quarter of 1997 increased by 3% to 313,900 equivalent ounces over the comparable period for the prior year, primarily due to production increases at the Eskay Creek and Snip mines in Canada, at the Kalgoorlie operations in Western Australia, and the initial production from the Agua de la Falda mine in Chile. These increases partially were offset by declines in production at the Williams and David Bell mines in Canada and the absence of production at the Nickel Plate mine.

Production at the Eskay Creek mine increased to 100,900 gold equivalent ounces at a total cash cost (including third-party smelter charges) of $157 per ounce during the second quarter of 1997 compared to 94,800 equivalent ounces produced at a total cash cost of $173 per ounce during the second quarter of 1996. The improved results reflect an increase in the grade of ore shipped and higher productivity. Construction of a small gravity and flotation mill has commenced at Eskay Creek and is scheduled for completion by year end. The mill will improve profit margins on ore currently directly shipped to third-party smelters and allow for the treatment of some lower-grade ores that otherwise could not be processed economically. The capital cost of the mill is estimated to be $12 million. The mill will add approximately 30,000 ounces to Eskay Creek's annual production. Prime Resources Group Inc. ("Prime"), Homestake's 50.6%-owned subsidiary, became the sole owner of the Snip mine on April 30, 1996 when it purchased Cominco Ltd.'s 60% interest in this mine for $39.3 million. Prime's share of Snip production during the second quarter of 1997 was 31,300 ounces compared to 21,200 ounces produced during the second quarter of 1996. Total cash costs increased to $216 per ounce during the 1997 second quarter from $192 per ounce during the 1996 second quarter, due to additional transportation charges to reduce the level of on-site concentrate inventory and to increased utilization of conventional mining rather than lower cost mechanized mining due to the configuration of the remaining stopes to be mined. Homestake's share of production from the Williams mine totaled 42,800 ounces during the second quarter of 1997 compared to 51,400 ounces produced during the second quarter of 1996. The decline in production is attributable to ground control problems that restricted access to higher-grade stopes, resulting in the processing of additional lower-grade ore. As a result, total cash costs increased to $272 per ounce during the 1997 second quarter compared to $225 per ounce in the prior year's second quarter. Homestake's share of production at the David Bell mine was 20,800 ounces during the second quarter of 1997 compared to 29,700 ounces produced during the second quarter of 1996, primarily reflecting an expected reduction in ore grades. Total cash costs increased to $213 per ounce during the 1997 second quarter from $134 per ounce during the 1996 second quarter.

Homestake Gold of Australia Limited's ("HGAL") share of gold production at the Kalgoorlie operations totaled 107,000 ounces during the second quarter of 1997 at a total cash cost of $279

                 HOMESTAKE MINING COMPANY AND SUBSIDIARIES



per ounce compared to 77,200 ounces produced during the second quarter of 1996 at a total cash cost of $344 per ounce. The improved results primarily reflect a 21% increase in the ore grade and a 12% increase in tons milled. Construction of a 1.6 mile decline from the northern end of the Super Pit to the Mt. Charlotte mine has begun. This decline will provide access to ore in the upper levels of the Mt. Charlotte orebody and should further improve the economics of the mine. Homestake's 50% share of the cost is estimated to be $6 million. Completion of the decline is scheduled for the first quarter of 1998.

The new Agua de la Falda mine (51% owned by Homestake, 49% by Codelco) commenced mining operations late in 1996 and the first gold was poured in April 1997. Gold production during the 1997 second quarter was 8,300 ounces. Both the average ore grade and mine production to date have been higher than expected. As a result, total cash costs of $203 per ounce for the second quarter of 1997 were well below projections. Estimated gold production for the Agua de la Falda mine in 1997 is 27,000 ounces.

The Company's consolidated total cash cost per ounce increased slightly to $249 during the 1997 second quarter compared to $246 during the 1996 second quarter.

Year-to-date revenues from gold and ore sales totaled $324.7 million during the first six months of 1997 compared to $370.2 million during the first six months of 1996, reflecting significantly lower average realized prices and slightly lower sales volumes. During the first half of 1997, 975,900 equivalent ounces of gold were sold at an average realized price of $348 per ounce compared to 998,100 equivalent ounces of gold sold at an average realized price of $395 per ounce during the first half of 1996. The lower sales volumes primarily are due to lower production following the cessation of mining operations at the McLaughlin and Nickel Plate mines. Total cash costs per ounce decreased to $247 during the first six months of 1997 from $252 during the comparable period for the previous year.

The Company's share of revenues from the Main Pass 299 operations in the Gulf of Mexico declined to $6.8 million during the second quarter of 1997 from $7.4 million in the second quarter of 1996, and operating losses were $0.4 million during the 1997 second quarter compared to operating earnings of $0.8 million during the 1996 second quarter. Sulfur sales increased to 76,700 long tons during the 1997 second quarter from 71,500 long tons in the prior year's second quarter. However, the average realized sulfur price declined to $60 per ton during the second quarter compared to $64 per ton during the second quarter of 1996. Oil sales also declined due to reduced production and lower prices. Year-to-date 1997 revenues from Main Pass 299 totaled $13.8 million compared to year-to-date 1996 revenues of $15.8 million, and year-to-date 1997 operating losses were $1 million compared to operating earnings of $1.1 million for the 1996 year-to-date period.

At June 30, 1997 the carrying value of the Company's investment in the Main Pass 299 sulfur mine was $109 million. In accordance with the Company's accounting policy for reviewing the recoverability of its investments in operating mines, the Company has estimated future Main Pass undiscounted net cash flows based on its share of proven reserves, estimated future sales prices (considering historical and current prices, price trends and related factors), production costs and operating capital and reclamation costs. In estimating its future undiscounted net cash flows, the Company has assumed an average future sales price for sulfur of approximately $70 per ton over the expected remaining 30 year life of the mine. Although the current market for sulfur is depressed, during the past 10 years the market for sulfur has been cyclical with prices ranging between $55 and $142 per ton and averaging over $96 per ton (Tampa market). During the six months ended June 30, 1997, the Company realized a price of $59 per ton, and for the years ended December 31, 1996 and 1995, the Company realized prices of $60 and $68 per ton, respectively. The Company does not expect significant improvement in sulfur prices during the remainder of 1997. However, the Company believes that future prices over the life of the mine will

                 HOMESTAKE MINING COMPANY AND SUBSIDIARIES



be sufficient to recover its investment. This view is based on the historical volatility of sulfur prices and on the Main Pass mine's low operating cost structure.

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

In the past, the Company's general policy has been to sell its gold production at current prices and not to hedge its gold production except in special circumstances, such as the Nickel Plate and McLaughlin mine programs entered into in prior years. These programs were entered into in recognition that both mining operations were near the end of their economic life. Recently, the Board of Directors authorized the Company to implement strategies to provide a floor price for a portion of annual production and enter into forward sales arrangements if deemed appropriate. Homestake now has the flexibility to hedge a significant portion of its gold production if it chooses to do so.

In the fourth quarter of 1996, the Company entered into forward sales commitments for 680,100 ounces expected to be produced from the McLaughlin mine stockpiles from 1997 through 2003. In addition, during the second quarter of 1997 the Company entered into forward sales commitments for 20,000 ounces of gold to be produced in 2001 and 2002. Gold sales for the three and six months ended June 30, 1997 include sales of 30,000 ounces and 60,000 ounces at average prices of $383 per ounce and $381 per ounce, respectively. At June 30, 1997 forward sales for 640,100 ounces at an average price of $430 per ounce remain outstanding.

A significant portion of the Company's operating expenses is incurred in Australian and Canadian currencies. The Company's profitability is impacted by fluctuations in these currencies' exchange rates relative to the United States dollar. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which establish trading ranges within which the United States dollar may be exchanged for Australian and Canadian dollars. At June 30, 1997 the Company had a net unrealized loss of $2.6 million on open contracts under this program.

Exploration expense for the three and six months ended June 30, 1997 was $13.7 million and $22 million, respectively, compared to exploration expense for the three and six months periods ended June 30, 1996 of $11.5 million and $17.6 million, respectively. The higher exploration expenses reflect increased activity as the Company pursues numerous prospective exploration targets and prospects. The Company expects to spend over $40 million for exploration in 1997.

Income and mining tax expense for the six months ended June 30, 1997 was $33.2 million compared to $28.6 million for the six months ended June 30, 1996. The increase reflects taxes of $15.7 million provided on the termination fee received from Santa Fe upon Santa Fe's termination of the merger agreement with Homestake. In addition, a $2.6 million credit was recorded during the first half of 1996 with respect to a litigation recovery relating to previously paid income taxes. The Company's income and mining tax rate was 46% in the 1997 first half compared to 49% in the 1996 first half. The Company's consolidated effective income and mining tax rate will fluctuate depending on the geographical mix of pretax income.

Minority interests in the income of consolidated subsidiaries decreased to $6.1 million during the first six months of 1997 from $9.1 million during the first six months of 1996. The decrease is primarily attributable to lower income due to lower gold prices realized by Prime and higher exploration expenses incurred during the first half by the Company's 51%-owned subsidiary, Agua de la Falda S.A., which was formed in July 1996.

              HOMESTAKE MINING COMPANY AND SUBSIDIARIES



The following chart details Homestake's gold production and total cash costs per ounce by location, and consolidated revenue and production costs per ounce.

                                                                       Production
                                                                  (Ounces in thousands)

                                                    Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,
Mine (Percentage interest)                          1997             1996               1997             1996
--------------------------                  ------------------------------      ------------------------------

Homestake (100)                                     97.9            103.2              204.3            208.5
McLaughlin (100)                                    30.9             60.7               62.5            114.8
Round Mountain (25)                                 32.5             28.8               60.6             48.7
Pinson (50) (1)                                      6.2              2.6               12.6              4.8
Marigold (33)                                        7.1              5.9               14.3             12.8
                                            -------------    -------------      -------------    -------------
    Total United States                            174.6            201.2              354.3            389.6

Eskay Creek (100) (2,3)                            100.9             94.8              195.5            194.2
Williams (50)                                       42.8             51.4               94.2             95.0
David Bell (50)                                     20.8             29.7               43.8             52.5
Quarter Claim (25)                                   2.8              2.8                5.6              5.6
Snip (100) (3,4)                                    31.3             21.2               59.5             33.0
Nickel Plate (100)                                     -             25.1                  -             51.8
                                            -------------    -------------      -------------    -------------
     Total Canada                                  198.6            225.0              398.6            432.1

Kalgoorlie, Australia (50)                         107.0             77.2              215.3            167.4

Agua de la Falda (100)                               8.3              -                  8.3              -
El Hueso (100)                                         -              2.5                0.5              4.9
                                            -------------    -------------      -------------    -------------
     Total Chile                                     8.3              2.5                8.8              4.9

                                            -------------    -------------      -------------    -------------
Total Production                                   488.5            505.9              977.0            994.0
Less Minority Interests                            (69.4)           (57.3)            (130.0)          (112.2)
                                            -------------    -------------      -------------    -------------
Homestake's Share                                  419.1            448.6              847.0            881.8
                                            =============    =============      =============    =============


                                                                    Total Cash Costs
                                                                   (Dollars per ounce)

                                                     Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,
Mine (Percentage interest)                          1997             1996               1997             1996
--------------------------                   ------------------------------      ------------------------------

United States
     Homestake (100)                                $330             $300               $323             $296
     McLaughlin (100)                                254              200                249              237
     Round Mountain (25)                             204              230                219              254
     Pinson (50) (1)                                 372              370                342              419
     Marigold (33)                                   257              288                243              263

Canada
     Eskay Creek (100) (2,3)                         157              173                161              167
     Williams (50)                                   272              225                251              246
     David Bell (50)                                 213              134                203              158
     Quarter Claim (25)                              172              167                174              167
     Snip (100) (3,4)                                216              192                210              190
     Nickel Plate (100)                                -              329                  -              329

Kalgoorlie, Australia (50)                           279              344                276              322

Chile
     Agua de la Falda (100)                          203                -                203                -
     El Hueso (100)                                    -              222                310              231

Weighted Average                                    $249             $246               $247             $252

             HOMESTAKE MINING COMPANY AND SUBSIDIARIES


                                                    Three Months Ended                  Six Months Ended
                                                         June 30,                            June 30,
Per Ounce of Gold                                   1997             1996               1997             1996
-----------------                           ------------------------------      ------------------------------
Revenue                                             $344             $389               $348             $395
                                            ==============================      ==============================

Per Ounce Costs
     Cash Operating Costs (5)                       $245             $238               $242             $244
     Other Cash Costs (6)                              4                8                  5                8
                                            ------------------------------      ------------------------------
     Total Cash Costs                                249              246                247              252
     Noncash Costs  (7)                               54               57                 54               55
                                            ------------------------------      ------------------------------
     Total Production Costs                         $303             $303               $301             $307
                                            ==============================      ==============================



(1) Homestake increased its interest in the Pinson mine from 26.3% to 50% in December 1996.

(2) Gold and silver are accounted for as co-products at Eskay Creek. Silver is converted to gold equivalent using the ratio of the silver market price to the gold market price. These ratios were 72 ounces and 74 ounces of silver equals one ounce of gold for the three months ended June 30, 1997 and 1996, respectively, and 71 and 73 ounces of silver equals one ounce of gold for the six months ended June 30, 1997 and 1996, respectively. Eskay Creek production includes 56,500 (51,700 in 1996) ounces of gold and 3.2 million (3.2 million in 1996) ounces of silver contained in ore sold to smelters in the second quarter and 110,900 (111,700 in 1996) ounces of gold and 6 million (6 million in 1996) ounces of silver contained in ore sold to smelters in the year-to-date period.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $91.6 million during the first six months of 1997 compared to $109.3 million during the first six months of 1996. Working capital at June 30, 1997 amounted to $292 million, including $251.6 in cash and equivalents and short-term investments.

Capital additions of $63.1 million for the first half of 1997 include $30.9 million for construction and development work at the Ruby Hill mine, $8.3 million at the Round Mountain mine primarily for a new mill to process the higher-grade sulfide material, $7.3 million at the Homestake mine primarily for a tailings dam lift and improvements at the underground operations, and $6.3 million at the

            HOMESTAKE MINING COMPANY AND SUBSIDIARIES



Kalgoorlie operations primarily for a decline from surface and a ventilation raise at the Mt. Charlotte mine.

On March 10, 1997 Santa Fe terminated its previously announced merger agreement with Homestake and paid Homestake a $65 million termination fee. As a result, the Company recorded a pretax gain of $62.9 million ($47.2 million after tax), net of merger-related expenses of $2.1 million incurred in 1997.

Construction of the Ruby Hill mine near Eureka, Nevada, commenced immediately after final permits were received in February of this year. Production is scheduled to begin in the fourth quarter of 1997. Homestake estimates that Ruby Hill production will be approximately 14,000 ounces in 1997, increasing to between 105,000 and 110,000 ounces in 1998 at an estimated total cash cost of $140 per ounce.

In February 1997, Homestake completed the sale of its interests in the George Lake and Back River joint ventures in Canada to Arauco for $9.3 million in cash and 3.6 million shares of Arauco common stock. As a result of this transaction, the Company recorded a pretax gain of $13.5 million ($8.1 million after tax), which is included in other income.

The Company has a United States/Canadian/Australian cross-border credit facility providing a total availability of $275 million. The Company pays a commitment fee of 0.15% per annum on the unused portion of this facility. The credit facility is available through September 2001 and provides for borrowings in United States, Canadian, or Australian dollars, or gold, or a combination of these. The credit agreement requires a minimum consolidated net worth of $500 million. In June 1997, HGAL borrowed $3.7 million under this agreement.

In February 1997, the Company paid a cash dividend of 5 cents per share. In March 1997, the Company reduced its annual dividend rate to 10 cents per share from 20 cents per share and declared a semi-annual dividend of 5 cents per share which was paid in May 1997.

In April 1997, the Company filed a shelf registration  statement (effective date
- April 21, 1997) with the Securities and Exchange Commission for the potential sale of up to 20 million shares of Homestake common stock. The proceeds from any such offering would be available for general corporate purposes, which could include capital expenditures, repayment of debt and future acquisitions which have the potential to add to the Company's gold reserves and future gold production.

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

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

On July 23, 1997, the Company received a letter from the Mountain-Prairie Region of the United States Fish and Wildlife Service stating that the "Department [of the Interior] intends to file suit, subject to final approval by the Department of Justice, against your company to recover natural resource damages and assessment costs" in respect of Whitewood Creek, South Dakota, under the Comprehensive Environmental Response, Compensation and Liability Act, the Clean Water Act and other applicable laws. The letter stated that other federal agencies may participate in such litigation and also stated that the Cheyenne River Sioux Tribe intended to file such an action. The letter invited Homestake to participate in discussions with the Department of the Interior and the Tribe over the next 60 days and indicated that absent an agreement, "the Department intends to request that the Department of Justice file a lawsuit for natural resource damages against Homestake upon the expiration of the 60-day notice period."

Whitewood Creek was a site where mining companies operating in the Black Hills of South Dakota, including Homestake, discharged mining tailings beginning in the nineteenth century. The stream was legally designated as a disposal stream for mine tailings and for disposal of raw sewage and other municipal waste. In response to changes in legal requirements, Homestake ceased discharging mine tailings into Whitewood Creek and for many years the Homestake mine has impounded all mine tailings that are not redeposited in the mine.

As previously reported in the Company's Form 10-K Annual Reports, an 18-mile stretch of land along Whitewood Creek on which tailings were deposited was designated as a superfund site and placed on the National Priorities List ("NPL") in 1983. During the period from 1982 through 1990 extensive studies of the superfund site were conducted to identify any public health and environmental issues related to the site and appropriate remedial action. In August 1990, Homestake Mining Company of California ("HMCC") signed a consent decree with the United States Environmental Protection Agency ("EPA") in United States of America v. Homestake Mining Company of California, U.S. Dist. Ct., W.D.S.D., Civ. Action No. 90-5101. Under the Consent Decree, HMCC conducted remedial work at its expense and also reimbursed the EPA for its oversight costs. Remedial field work was completed in 1993. The decree also provided for the three counties in which the property is located to enact institutional controls which would limit the future use of the property included within the area of the superfund site. Institutional controls were adopted in all three counties. In addition, HMCC offered to purchase all properties along Whitewood Creek that were affected by the institutional controls. Approximately $3 million has been spent to date to acquire property along Whitewood Creek and the Company estimates that the total cost for purchasing all of the remaining affected property would be an additional $3 million.

The Consent Decree was terminated by the Court on January 10, 1996. The Whitewood Creek site was deleted from the NPL on August 13, 1996. In the deletion notice, the EPA stated that "EPA, in consultation with the State of South Dakota, have determined that the Site poses no significant threat to public health or the environment."

In the opinion of management, there is no basis for a natural resource damage claim against HMCC, and the Company does not believe that resolution of the above matters will have a material effect on the business or financial condition or results of operations of the Company.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on July 25, 1997, shareholders voted on and approved (i) the election of four Class I directors to serve until the 2000 Annual Meeting and one Class III director to serve until the 1999 Annual Meeting, and (ii) the appointment of Coopers & Lybrand L.L.P. as independent auditors for 1997. Shareholder votes were as follows:

(i)  Election of four Class I directors and one Class III director:

                                             Votes For         Votes Withheld
                                             ---------         --------------
      Class I Directors
      -----------------
        M. Norman Anderson                  109,134,376              2,025,323
        Robert H. Clark, Jr.                109,162,654              1,997,045
        Douglas W. Fuerstenau               109,114,076              2,045,623
        Jeffrey L. Zelms                    109,072,062              2,087,637

      Class III Director
      ------------------
        Richard R. Burt                     108,645,047              2,514,652

     In addition to the aforementioned directors, the following directors continued in office: Harry M. Conger, G. Robert Durham, Henry G. Grundstedt, John Neerhout, Jr., Stuart T. Peeler, Carol A. Rae, and Jack E. Thompson. On July 25, 1997, William A. Humphrey, Robert K. Jaedicke and Berne A. Schepman retired as directors.

(ii) Approval of the appointment of Coopers & Lybrand L.L.P. as independent auditors:

                Votes For            Votes Against                Abstain
                ---------            -------------                -------
              110,078,888                  368,502                712,309


Item 5 - Other Information

(a)      Amendment to Bylaws

         On July 24, 1997 the Board of Directors reduced the number of directors from 13 to 12. See Exhibit 3.4 filed herewith.

(b) CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

         Estimates of future production for particular properties and for the Company as a whole are derived from annual mine plans that have been developed based on mining experience, reserve estimates, assumptions regarding ground conditions and physical characteristics of ore (such as hardness and metallurgical characteristics), expected rates

           HOMESTAKE MINING COMPANY AND SUBSIDIARIES


         and costs of production, and estimated future sales prices. Actual production may vary for a variety of reasons, such as the factors described above, ore mined varying from estimates of grade and metallurgical and other characteristics, mining dilution, actions by labor, and government imposed restrictions. Estimates of production from properties and facilities not yet in production are based on similar factors but there is a greater likelihood that actual results will vary from estimates due to a lack of actual experience. Cash cost estimates are based on such things as past experience, reserve and production estimates, anticipated mining conditions, estimated costs of materials, supplies and utilities, and estimated exchange rates.
         Noncash cost estimates are based on capital costs and reserve estimates, changes based on actual amounts of unamortized capital, changes in reserve estimates, and changes in estimates of final reclamation. Estimates of future capital costs are based on a variety of factors and include past operating experience, estimated levels of future production, estimates by and contract terms with third-party suppliers, expectations as to government and legal requirements, feasibility reports by Company personnel and outside consultants, and other factors. Capital cost estimates for new projects are subject to greater uncertainties than additional capital costs for existing operations. Estimated time for completion of capital projects is based on such factors as the Company's experience in completing capital projects, and estimates provided by and contract terms with contractors, engineers, suppliers and others involved in design and construction of projects. Estimates reflect assumptions about factors beyond the Company's control, such as the time government agencies take in processing applications, issuing permits and otherwise completing processes required under applicable laws and regulations. Actual time to completion can vary significantly from estimates.

         See the Company's Form 10-K Report for the year ended December 31, 1996, Part IV, "FORWARD LOOKING STATEMENTS" and "RISK FACTORS," for a more detailed discussion of factors that may impact expected future results.


Item 6.

(a)      Exhibits                                              Method of Filing
         --------                                              ----------------

         3.4 -  Bylaws (as amended through July 24, 1997),      Filed herewith
                reducing the number of directors from           electronically
                13 to 12.

         11  -  Computation of Earnings Per Share               Filed herewith
                                                                electronically

         27  -  Financial Data Schedule                         Filed herewith
                                                                electronically

(b)      Reports on Form 8-K

         Two reports on Form 8-K were filed during the quarter ended June 30, 1997.

         The report on Form 8-K dated May 21, 1997 was submitted in order to file the Registrant's Bylaws (as amended through May 13, 1997).

         The report on Form 8-K dated June 18, 1997 was submitted in order to file to file the First Amendment and Waiver to Credit Agreement dated as of April 3, 1997.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             HOMESTAKE MINING COMPANY




Date:  August 13, 1997                      By /s/David W. Peat
       ---------------                         ------------------
                                               David W. Peat
                                               Vice President and Controller
                                               (Chief Accounting Officer)