Form 10-Q
period 1997-09-30
HOMESTAKE MINING CO /DE/
filed 1997-11-14
CIK 743872

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


 (x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the Quarterly Period Ended September 30, 1997

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

            Yes        X                            No   ______


The number of shares of common stock outstanding as of October 31, 1997 was 146,735,000.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

A.   Condensed Consolidated Balance Sheets (unaudited)
     (In thousands, except per share amount)

                                                                                    September 30,              December 31,
                                                                                        1997                       1996
                                                                                 -----------------          ----------------
ASSETS
Current assets
     Cash and equivalents                                                        $         61,080            $       89,599
     Short-term investments                                                               168,882                   130,158
     Receivables                                                                           32,903                    47,650
     Inventories:
         Finished products                                                                 20,328                    21,132
         Ore and in process                                                                40,408                    39,980
         Supplies                                                                          28,630                    30,015
     Deferred income and mining taxes                                                      12,263                    12,263
     Other                                                                                  6,802                     8,551
                                                                                 -----------------          ----------------
         Total current assets                                                             371,296                   379,348
                                                                                 -----------------          ----------------

Property, plant and equipment - at cost                                                 2,002,307                 1,970,300
     Accumulated depreciation, depletion and amortization                              (1,146,077)                 (963,270)
                                                                                 -----------------          ----------------
         Property, plant and equipment - net                                              856,230                 1,007,030
                                                                                 -----------------          ----------------

Investments and other assets
     Noncurrent investments                                                                25,285                    39,606
     Other assets                                                                          81,659                    56,124
                                                                                 -----------------          ----------------
         Total investments and other assets                                               106,944                    95,730
                                                                                 -----------------          ----------------
Total Assets                                                                     $      1,334,470            $    1,482,108
                                                                                 =================          ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                            $         37,924            $       36,171
     Accrued liabilities:
         Payroll and other compensation                                                    23,653                    23,085
         Reclamation                                                                       14,307                    10,055
         Other                                                                             25,889                     9,034
     Income and other taxes payable                                                        13,731                    38,386
                                                                                 -----------------          ----------------
         Total current liabilities                                                        115,504                   116,731
                                                                                 -----------------          ----------------

Long-term liabilities
     Long-term debt                                                                       222,183                   185,000
     Other long-term obligations                                                          145,218                   114,168
     Deferred income and mining taxes                                                     152,699                   201,454
                                                                                 -----------------          ----------------
         Total long-term liabilities                                                      520,100                   500,622
                                                                                 -----------------          ----------------

Minority interests in consolidated subsidiaries                                           104,622                    96,203

Shareholders' equity
     Capital stock, $1 par value per share:
         Preferred - 10,000 shares authorized; no shares outstanding
         Common - 250,000 shares authorized; shares outstanding:
            1997 - 146,744; 1996 - 146,672                                                146,744                   146,672
     Other shareholders' equity                                                           447,500                   621,880
                                                                                 -----------------          ----------------
         Total shareholders' equity                                                       594,244                   768,552
                                                                                 -----------------          ----------------
Total Liabilities and Shareholders' Equity                                       $      1,334,470            $    1,482,108
                                                                                 =================          ================


See notes to condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



B.    Condensed Statements of Consolidated Operations (unaudited)
      (In thousands, except per share amounts)

                                                              Three Months Ended                        Nine Months Ended
                                                                September 30,                            September 30,
                                                             1997               1996                  1997              1996
                                                       --------------     --------------        --------------    --------------

Revenues
      Gold and ore sales                               $    152,994       $    171,468         $     477,660      $    541,691
      Sulfur and oil sales                                    6,332              7,212                20,126            23,005
      Interest income                                         3,280              3,317                10,488            11,246
      Gain on termination of Santa Fe merger                      -                  -                62,925                 -
      Other income                                           (4,382)             1,686                 5,871            12,041
                                                       --------------     --------------        --------------    --------------
                                                            158,224            183,683               577,070           587,983
                                                       --------------     --------------        --------------    --------------
Costs and Expenses
      Production costs                                      115,069            113,548               354,305           361,504
      Depreciation, depletion and amortization               29,297             28,178                85,509            83,539
      Administrative and general expense                     10,810              8,841                30,304            27,804
      Exploration expense                                    14,646             11,951                36,659            29,527
      Interest expense                                        2,226              2,682                 7,659             7,974
      Write-downs and other unusual charges                 183,646                  -               183,646                 -
      Other expense                                           1,452                285                 4,879             1,304
                                                       --------------     --------------        --------------    --------------
                                                            357,146            165,485               702,961           511,652
                                                       --------------     --------------        --------------    --------------

Income (Loss) Before Taxes and Minority Interests          (198,922)            18,198              (125,891)           76,331
Income and Mining Taxes                                      37,204             (9,104)                3,960           (37,709)
Minority Interests                                           (1,964)            (1,667)               (8,113)          (10,766)
                                                       --------------     --------------        --------------    --------------

Net Income (Loss)                                      $   (163,682)      $      7,427          $   (130,044)     $     27,856
                                                       ==============     ==============        ==============    ==============



Net Income (Loss) Per Share                            $      (1.12)      $       0.05          $      (0.89)     $       0.19
                                                       ==============     ==============        ==============    ==============

Average Shares Used in the Computation                      146,731            146,672               146,714           146,190
                                                       ==============     ==============        ==============    ==============

Dividends Paid Per Common Share                        $          -       $       0.05          $       0.10      $       0.15
                                                       ==============     ==============        ==============    ==============





See notes to condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



C.  Condensed Statements of Consolidated Cash Flows (unaudited)
    (In thousands)


                                                                                     Nine Months Ended September 30,
                                                                                       1997                        1996
                                                                              -----------------           ------------------
Cash Flows from Operations
    Net income (loss)                                                          $      (130,044)            $         27,856
    Reconciliation to net cash provided by operations:
       Write-downs and other unusual charges                                           183,646                            -
       Depreciation, depletion and amortization                                         85,509                       83,539
       Gains on asset disposals                                                        (15,140)                      (3,260)
       Deferred taxes, minority interests and other                                    (26,467)                      33,523
       Effect of changes in operating working capital items                               (388)                       9,895
                                                                              -----------------           ------------------
    Net cash provided by operations                                                     97,116                      151,553
                                                                              -----------------           ------------------

Investment Activities
    Increase in short-term investments                                                 (38,724)                     (98,041)
    Additions to property, plant and equipment                                        (106,712)                     (85,759)
    Proceeds from asset sales                                                           12,619                       14,918
    Increase in restricted cash                                                        (18,488)                           -
    Purchase of HGAL minority interests                                                      -                       (6,435)
    Purchase of interest in Snip mine                                                        -                      (39,279)
    Other                                                                                  488                        2,547
                                                                              -----------------           ------------------
    Net cash used in investment activities                                            (150,817)                    (212,049)
                                                                              -----------------           ------------------

Financing Activities
    Borrowings                                                                          55,430                            -
    Debt repayments                                                                    (18,000)                           -
    Common shares issued                                                                   852                        2,355
    Dividends paid - Homestake                                                         (14,670)                     (22,008)
                   - Prime minority interests                                           (1,085)                      (1,099)
    Other                                                                                2,655                            -
                                                                              -----------------           ------------------
    Net cash provided by (used in) financing activities                                 25,182                      (20,752)
                                                                              -----------------           ------------------

Net decrease in cash and equivalents                                                   (28,519)                     (81,248)

Cash and equivalents, January 1                                                         89,599                      145,957
                                                                              -----------------           ------------------

Cash and equivalents, September 30                                             $        61,080             $         64,709
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

2. During the third quarter of 1997, Homestake recorded pretax write-downs and other unusual charges of $183.6 million ($145.1 million after tax) as follows (in millions):

                                                            Three and Nine Months Ended
                                                                  September 30, 1997
                                                           Pretax                  After Tax
                                                    ----------------------    ---------------------
Write-down of investment in the
     Main Pass 299 sulfur mine (a)                               $ 107.8                  $  84.9
Reduction in carrying values of
     short-lived mining properties (b)                              24.3                     18.2
Increase in estimated accrual for
     future reclamation expenditures (c)                            29.1                     21.5
Write-down of certain investments (d)                               16.5                     14.7
Other charges, primarily foreign exchange
     losses on intercompany redeemable
     preferred stock                                                 5.9                      5.8
                                                    ======================    =====================
                                                                 $ 183.6                  $ 145.1
                                                    ======================    =====================

         (a) Homestake owns a 16.7% undivided interest in the Main Pass 299 sulfur mine located in the Gulf of Mexico. Planned write-downs by Homestake's joint venture partners caused the Company to reexamine the carrying value of its investment in Main Pass 299. Due to a prolonged period of low sulfur prices and Homestake's current assessment of estimated future cash flows from the Main Pass 299 sulfur mine, the Company recorded a write-down of $107.8 million in its investment in Main Pass 299. As a result of this write-down, the Company's carrying value of the Main Pass 299 sulfur property, plant and equipment was reduced to zero at September 30, 1997.

         (b) As a result of lower gold prices, the Company reviewed the carrying values of its gold mining operations using a $325 per ounce gold price for its short-lived operations and a $350 per ounce gold price for its operations with longer lives. The Company determined that impairment write-downs were required to reduce the carrying value of several of its assets or operations with short remaining lives, including the Pinson mine in Nevada, the Homestake mine's Open Cut in South Dakota, and low- grade stockpiled ore and certain redundant mining equipment at the Kalgoorlie operations in Western Australia. The Company determined that no adjustments to the carrying values of its longer-lived operations were required.




                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES


         (c) As a result of a review of the Company's reclamation liabilities, the Company determined that it was necessary to increase the reclamation accruals at certain of its nonoperating properties including the Santa Fe mine in Nevada, the Nickel Plate mine in Canada and the Grants uranium complex in New Mexico to reflect revised estimates, changed conditions and more stringent future reclamation requirements.

         (d) Low gold prices and lower market valuations for junior mining companies have caused the value of certain of the Company's investments in other companies to decline significantly. The Company reduced the carrying values of certain of its mining investments to reflect reductions in value that it deemed to be other than temporary.

 3. Other income for the three and nine months ended September 30 is as follows (in millions):

                                       Three Months Ended               Nine Months Ended
                                         September 30,                    September 30,
                                  -----------------------------     ---------------------------
                                      1997            1996             1997           1996
                                  -------------   -------------     ------------   ------------
Gains on asset disposals                 $ 0.8           $ 0.5           $ 15.1          $ 3.3
Royalty income                             0.6             0.7              1.8            2.1
Foreign currency contract
     gains (losses)                       (4.2)            0.1             (8.0)           1.4
Foreign currency exchange
     losses on intercompany
     advances                             (1.7)              -             (4.5)          (0.3)
Other foreign currency
     gains (losses)                          -             0.1             (0.3)           0.3
Litigation recovery                          -               -                 -           2.9
Other                                      0.1             0.2              1.8            2.3
                                  -------------   -------------     ------------   ------------
                                        $ (4.4)          $ 1.6            $ 5.9         $ 12.0
                                  =============   =============     ============   ============

               In February 1997, Homestake completed the sale of its interests in the George Lake and Back River joint ventures in Canada to Arauco Resources Corporation ("Arauco") for $9.3 million in cash and 3.6 million shares of Arauco common stock. As a result of this transaction, the Company recorded a pretax gain of $13.5 million ($8.1 million after tax) during the first quarter of 1997. Arauco subsequently changed its name to Kit Resources ("Kit"). The write-down of investments recorded at September 30, 1997 (see note 2(d)) included a pretax write-down of $4.6 million ($3.1 million after tax) related to the Company's investment in Kit.

4. In March 1997, Santa Fe Pacific Gold Corporation terminated its previously announced merger agreement with Homestake and paid Homestake a $65 million termination fee. As a result, the Company recorded a pretax gain of $62.9 million ($47.2 million after tax), net of merger-related expenses of $2.1 million incurred in 1997.

5. In April 1996, the Company's 50.6%-owned subsidiary, Prime Resources Group Inc. ("Prime"), purchased Cominco Ltd.'s ("Cominco") 60% interest in the Snip mine in British Columbia for $39.3 million in cash. The purchase price included Cominco's share of the mine's working capital. Prime now owns 100% of the Snip mine.

 6. In 1995, Homestake offered to acquire the 18.5% of Homestake Gold of Australia Limited ("HGAL") it did not already own by offering .089 of a Homestake share or A$1.90 in cash for each of the 109.6 million HGAL shares owned by the public. Through December 31,

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES


               1995 a total of 38.9 million HGAL shares were acquired at a cost of $59.1 million. At December 31, 1995 Homestake owned 88.1% of the shares of HGAL. The acquisition was completed in the first quarter of 1996 when the remaining 70.7 million publicly held HGAL shares were acquired at a cost of $105.8 million, including $99.3 million for 6 million shares of the Company, $5 million in cash and $1.5 million of transaction expenses. The total purchase price to acquire all of the 18.5% of HGAL held by minority shareholders was $164.9 million, including $141.7 million for 8.5 million shares of the Company, $19.5 million in cash and $3.7 million of transaction expenses. The acquisition of the HGAL minority interests was accounted for as a purchase.


7.             Long-term debt is as follows (in millions):


                                                              September 30,            December 31,
                                                                  1997                     1996
                                                             -----------------------------------------
Convertible subordinated notes (due 2000)                              $ 150.0                $ 150.0
Pollution control bonds
    Lawrence County, South Dakota (due 2032)                              48.0                      -
    Lawrence County, South Dakota (due 2003)                                 -                   18.0
    State of California (due 2004)                                        17.0                   17.0
Borrowings under credit agreeement (due 2001)                              7.2                      -
                                                             -----------------------------------------
                                                                       $ 222.2                $ 185.0
                                                             =========================================

         South Dakota Pollution Control Bonds: In July 1997, Lawrence County, South Dakota issued $30 million of South Dakota Solid Waste Disposal Revenue Bonds and $18 million of South Dakota Pollution Control Refunding Revenue Bonds, both of which are due in 2032. Proceeds from the Solid Waste Disposal Revenue Bonds were relent to the Company and proceeds from the Pollution Control Refunding Revenue Bonds were used to redeem outstanding South Dakota pollution control bonds. The Company is responsible for funding principal and interest payments on these bonds. Proceeds from the Solid Waste Disposal Revenue Bonds are being used for construction of a new tailings dam lift and other qualifying expenditures at the Homestake mine. Qualifying expenditures of $11.5 million had been incurred through September 30, 1997 and the remaining $18.5 million is held in a trustee account committed for the construction of the new tailings dam lift and other qualifying expenditures. This $18.5 million of restricted cash is included in other assets in the accompanying balance sheet at September 30, 1997.

         The Company pays interest monthly on its pollution control bonds based on variable short-term, tax-exempt obligation rates. At September 30, 1997 the interest rate was 4.1%.

8. Under the Company's foreign currency protection program, the Company enters into a series of foreign currency option contracts which establish trading ranges within which the United States dollar may be exchanged for foreign currencies by setting minimum and maximum exchange rates. The contracts are marked to market at each balance sheet date and the resulting changes in market value are included in the determination of net income or loss. Net unrealized losses on contracts outstanding at September 30, 1997 totaled $5.1 million.

                              HOMESTAKE MINING COMPANY AND SUBSIDIARIES



          At September 30, 1997 the Company had forward currency contracts outstanding as follows (dollar amounts in millions):

                                               Weighted-Average Exchange
                                                Rates to U.S. Dollars
                     Amount Covered       -----------------------------------       Expiration
Currency              (U.S. Dollars)        Put Options      Call Options             Dates
-------------------------------------------------------------------------------------------------
Canadian                        $ 52.7          0.72             0.76                  1997
Canadian                         152.2          0.72             0.76                  1998
Canadian                           7.0          0.72             0.75                  1999
Australian                        27.6          0.77             0.80                  1997
Australian                        93.5          0.75             0.78                  1998
Australian                         6.5          0.72             0.75                  1999
                          -------------
                               $ 339.5
                          =============


9. In the fourth quarter of 1996, the Company entered into forward sales commitments for 680,100 ounces of gold expected to be produced from the McLaughlin mine stockpiles from 1997 through 2003. In addition, during the second quarter of 1997 the Company entered into forward sales commitments for 20,000 ounces of gold to be produced in 2001 and 2002. Gold sales for the three and nine months ended September 30, 1997 include sales of 30,000 ounces and 90,000 ounces at average prices of $387 per ounce and $383 per ounce, respectively. Gold sales for the three and nine months ended September 30, 1996 include sales under the now-completed Nickel Plate mine forward sales program of 24,900 ounces and 70,000 ounces at average prices of $427 per ounce and $421 per ounce, respectively.

          At September 30, 1997 the Company's gold forward sales commitments were as follows:

                                                                  Average Price of
                                    Forward Sales                  Forward Sales
      Year                          (ounces)                        (per ounce)
-----------------------------------------------------------------------------------
      1997                              30,100                         $391
      1998                             120,000                          399
      1999                             109,900                          415
      2000                              85,100                          430
      2001                              95,000                          441
      2002                              95,000                          457
      2003                              75,000                          481
                                  -------------
                                       610,100

          To provide protection against a decrease in gold prices, the Company entered into a series of put and call option contracts during the 1997 third quarter which will provide a floor price of $325 per ounce for 900,000 ounces of Homestake's 1998 gold production. The Company purchased put options for 900,000 ounces of gold exercisable during 1998 at a price of $325 per ounce. The Company also sold call options for 900,000 ounces of gold exercisable during 1998 at a price of $325 per ounce and purchased call options for 900,000 ounces of gold exercisable during 1998 at $336 per ounce. These option contracts were established at no net cost to the Company.

          The Company also purchased put options for 30,000 ounces of gold exercisable during 2000 at a price of $350 per ounce and sold call options for 15,000 ounces of gold exercisable during 2000 at an average price of $395 per ounce.

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES


10. In September 1997, the Company's Board of Directors authorized the amendment of certain terms of the Rights Agreement (effective - October 1997). A summary of the amended Rights Agreement is as follows:

         Each share of common stock includes and trades with a right. Rights are not exercisable currently. Rights will become exercisable on a date designated by the Board of Directors following the commencement of, or announcement of an intent to commence, a tender offer by any person, entity or group for 15% or more of the Company's common stock. When so exercisable, each right initially entitles the owner to purchase from the Company one one-hundredth of a share of Series A Participating Preferred Stock, par value $1 per share, at a price of $75 per share (the "Purchase Price"). In addition, if any person, entity or group (an "Acquiring Person") acquires 15% or more of the Company's common stock, each right (whether or not previously exercisable) thereafter entitles the owner (other than an Acquiring Person or its affiliates and associates) to purchase for the Purchase Price the number of one one-hundredth of a share of Series A Preferred Stock equal to the Purchase Price divided by one-half of the market price of the Company's common stock. In lieu of the rights holder exercising such right, the Board of Directors has the option to issue, in exchange for each right, one-half of the number of shares of preferred stock (or common stock having a value equal to the Purchase Price) that would be issuable on exercise of the right. If the Board of Directors has not exchanged shares for the rights and the Company engages in a business combination with an Acquiring Person (or affiliate or associate thereof), the holder of rights will be entitled to purchase for the Purchase Price
         (i) common stock of the surviving company or its publicly held affiliate having a market value equal to twice the Purchase Price, or
         (ii) common stock of the surviving company having a book value equal to twice the Purchase Price if the surviving company and its affiliates are not publicly held. The numbers of shares and the Purchase Price are subject to adjustment for stock dividends, stock splits and other changes in capitalization. The rights expire on October 15, 2007.

11. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS 131 will not have a material impact on Homestake's current geographic and segment disclosures.

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

          In February 1997, the FASB issued SFAS 128, "Earnings Per Share." SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Adoption of SFAS 128 will not have a material impact on Homestake's previously reported earnings per share.

12. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes heavy liabilities on persons who discharge hazardous substances.

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES



         The Environmental Protection Agency ("EPA") publishes a National Priorities List ("NPL") of known or threatened releases of such substances.

         Grants

         The Company's former uranium millsite near Grants, New Mexico is listed on the NPL. The EPA asserted that leachate from the tailings contaminated a shallow aquifer used by adjacent residential subdivisions. The Company paid the costs of extending the municipal water supply to the affected homes and continues to operate a water injection and collection system that has significantly improved the quality of the aquifer. The Company has decommissioned and disposed of the mills and has covered the tailings impoundments at the site. The total future cost for reclamation, remediation, monitoring and maintaining compliance at the Grants site is estimated to be approximately $19 million.

         Title X of the Energy Policy Act of 1992 (the "Act") and subsequent amendments to the Act authorized appropriations of $335 million to cover the Federal Government's share of certain costs of reclamation, decommissioning and remedial action for by-product material (primarily tailings) generated by certain licensees as an incident of uranium sales to the Federal Government. Reimbursement is subject to compliance with regulations of the Department of Energy ("DOE"), which were issued in 1994. Pursuant to the Act, the DOE is responsible for 51.2% of past and future costs of reclaiming the Grants site in accordance with Nuclear Regulatory Commission license requirements. Through September 30, 1997 the Company had received $17.1 million from the DOE and the accompanying balance sheet at September 30, 1997 includes an additional receivable of $13.2 million for the DOE's share of reclamation expenditures made by the Company through 1996. The Company believes that its share of the estimated remaining cost of reclaiming the Grants facility is fully provided in the financial statements at September 30, 1997.

         In 1983,  the state of New Mexico made a claim against the Company for
         unspecified   natural  resource  damages  resulting  from  the  Grants
         tailings. New Mexico has taken no action to enforce its claim.

         Whitewood Creek

         Deposits of tailings (ground rock) along an 18-mile stretch of Whitewood Creek in western South Dakota formerly constituted a site on the NPL. The EPA asserted that discharges of tailings beginning in the nineteenth century by mining companies, including Homestake, contaminated the soil and streambed. Homestake signed a Consent Decree with the EPA and carried out remedial work, and the site was deleted form the NPL on August 13, 1996.

         On July 23, 1997 the Company received a letter from the Mountain-Prairie Region of the United States Fish and Wildlife Service stating that the "Department [of the Interior] intends to file suit, subject to final approval by the Department of Justice, against your company to recover natural resource damages and assessment costs" in respect of tailings placed in Whitewood Creek, South Dakota, under CERCLA, the Clean Water Act and other applicable laws. The letter stated that other federal agencies may participate in such litigation and also stated that the Cheyenne River Sioux Tribe intended to file such an action. The letter invited Homestake to participate in discussions with the Department of the Interior and the Tribe over the next 60 days and indicated that absent an agreement, "the Department intends to request that the Department of Justice file a lawsuit for natural resource damages against Homestake upon the expiration of the 60-day notice period." The Company agreed to a limited waiver of statutes of limitations until November 24, 1997, and discussions with the federal trustees and the Cheyenne River Sioux Tribe regarding this matter have continued.

                  HOMESTAKE MINING COMPANY AND SUBSIDIARIES



          In 1983, the state of South Dakota made a claim for unspecified natural resource damages in respect of the placement of tailings in Whitewood Creek. On September 25, 1997 the state filed an action pursuant to CERCLA and a pendent state claim for damages to natural resources in a quantity yet to be ascertained. Homestake has filed an answer denying the allegation and counterclaiming against the State of South Dakota.

          The Company believes that the ultimate resolution of the above matters will not have a material adverse impact on its financial condition or results of operations.

          See Part II, Item 1- Legal Proceedings of this Form 10-Q for more details regarding this matter.

13. In October 1997, Homestake Canada Inc. ("HCI"), a wholly-owned subsidiary of the Company, agreed to purchase a 51% interest in the Troilus gold mine in Quebec from Inmet Mining Corporation for approximately $56 million in cash. Prime will purchase the remaining 49% of the mine for approximately $54 million in cash. HCI and Prime also will purchase their proportionate share of the Troilus mine's working capital. The Troilus mine has proven and probable reserves of almost 1.8 million ounces of gold and 128 million pounds of copper contained in 53 million tons of ore. The transaction is scheduled to close on December 17, 1997.

          HCI will be the operator of the Troilus open-pit mine which commenced production in January 1997. The mine is expected to produce an average of 130,000 ounces of gold and 9.7 million pounds of copper annually over its remaining 12-year mine life. Assets purchased also include a newly constructed processing facility and an 18,500-acre land package adjacent to the mine site.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(Unless specifically stated otherwise, the following information relates to amounts included in the consolidated financial statements without reduction for minority interests.)

Results of Operations

Homestake recorded a net loss of $163.7 million or $1.12 per share during the third quarter of 1997 compared to net income of $7.4 million or $0.05 per share during the third quarter of 1996. The 1997 third quarter net loss included after tax write-downs and other unusual charges of $145.1 million ($183.6 million pretax) or $0.99 per share. Details of these noncash charges are as follows:

- $84.9 million ($107.8 million pretax) write-down of Homestake's investment in the Main Pass 299 sulfur mine: Homestake owns a 16.7% undivided interest in the Main Pass 299 sulfur mine located in the Gulf of Mexico. Planned write-downs by Homestake's joint venture partners caused the Company to reexamine the carrying value of its investment in Main Pass 299. Due to a prolonged period of low sulfur prices and Homestake's current assessment of estimated future cash flows from the Main Pass 299 sulfur mine, the Company recorded a write-down of $107.8 million in its investment in Main Pass 299. As a result of this write-down, the Company's carrying value of the Main Pass 299 sulfur property, plant and equipment was reduced to zero at September 30, 1997.

- $18.2 million ($24.3 million pretax) reduction in the carrying values of short-lived mining properties: As a result of lower gold prices, the Company reviewed the carrying values of its gold mining operations using a $325 per ounce gold price for its short-lived operations and a

                  HOMESTAKE MINING COMPANY AND SUBSIDIARIES



     $350 per ounce gold price for its operations with longer lives. The Company determined that impairment write-downs were required to reduce the carrying value of several of its assets or operations with short remaining lives, including the Pinson mine in Nevada, the Homestake mine's Open Cut in South Dakota, and low-grade stockpiled ore and certain redundant mining equipment at the Kalgoorlie operations in Western Australia. The Company determined that no adjustments to the carrying values of its longer-lived operations were required.

- $21.5 million ($29.1 million pretax) increase in the estimated accrual for future reclamation expenditures: As a result of a review of the Company's reclamation liabilities, the Company determined that it was necessary to increase the reclamation accruals at certain of its nonoperating properties including the Santa Fe mine in Nevada, the Nickel Plate mine in Canada and the Grants uranium complex in New Mexico to reflect revised estimates, changed conditions and more stringent future reclamation requirements.


- $14.7 million ($16.5 million pretax) write-down of certain investments: Low gold prices and lower market valuations for junior mining companies have caused the value of certain of the Company's investments in other companies to decline significantly. The Company reduced the carrying values of certain of its mining investments to reflect reductions in value that it deemed to be other than temporary.

- $5.8 million ($5.9 million pretax) in other charges, primarily foreign exchange losses on intercompany redeemable preferred stock.

Excluding the effect of the write-downs and other unusual charges, Homestake incurred a net loss of $18.6 million or $0.13 per share, primarily reflecting a significantly lower average realized gold price, higher exploration expenditures and increased administrative and general expenses.

Year to date, Homestake recorded a net loss of $130 million or $0.89 per share compared to 1996 year-to-date earnings of $27.9 million or $0.19 per share. The decreased 1997 year-to-date earnings reflect the write-downs and other unusual charges mentioned above, partially offset by after-tax gains of $47.2 million ($62.9 million pretax) or $0.32 per share from the fee received from Santa Fe Pacific Gold Corporation ("Santa Fe") upon termination of Homestake's merger agreement with Santa Fe, and $8.1 million ($13.5 million pretax) or $0.06 per share from the sale of the George Lake and Back River joint venture interests in the Northwest Territories of Canada to Arauco Resources Corporation ("Arauco"). Results for the 1996 year-to-date period included an after-tax gain of $4.9 million ($5.5 million pretax) from a litigation recovery. Excluding the effects of the nonrecurring items, the Company incurred a net loss of $40.2 million or $0.27 per share during the first nine months of 1997 compared to net income of $23 million or $0.16 per share for the first nine months of 1996.

Gold production during the third quarter of 1997 increased to 491,900 ounces from 484,100 ounces produced during the third quarter of 1996. Revenues from gold and ore sales for the 1997 third quarter decreased by 11% to $153 million from $171.5 million during the 1996 third quarter, primarily reflecting lower gold prices. During the third quarter of 1997, 496,900 ounces were sold at an average realized price of $328 per ounce compared to 472,600 ounces sold at an average realized price of $388 per ounce during the third quarter of 1996. Finished gold inventories decreased by 5,000 ounces during the 1997 third quarter compared to an increase of 11,500 ounces during the prior year's third quarter.

Domestic production during the third quarter of 1997 decreased slightly to 170,300 ounces compared to 173,100 ounces produced during the third quarter of 1996, primarily due to lower production at the McLaughlin mine in northern California. Production at the McLaughlin mine decreased by 7,300 ounces to 31,200 ounces during the 1997 third quarter compared to 38,500

                  HOMESTAKE MINING COMPANY AND SUBSIDIARIES


ounces produced during the 1996 third quarter, reflecting a 9% decrease in ore grades. Mining operations ceased at the end of June 1996 and lower grade stockpiled ore will be processed over the next six years. Total cash costs remained unchanged at $243 per ounce for the 1997 third quarter compared to the 1996 third quarter. Homestake's share of production at the Round Mountain mine in Nevada increased to 31,400 ounces during the third quarter of 1997 from 29,700 ounces produced during the third quarter of 1996. Total cash costs decreased by 6% to $237 per ounce during the 1997 third quarter from $252 per ounce during the 1996 third quarter, primarily due to the increased production. Construction of an 8,000 tons-per-day gravity mill to treat higher grade ore was completed in July 1997, and the mill is scheduled to begin commercial production in November 1997. During the 1997 third quarter, Round Mountain approved a new mining plan that is expected to increase cash flow and profitability and reduce total cash costs. At the Homestake mine in Lead, South Dakota, production was 97,000 ounces during the third quarter of 1997 compared to 98,000 ounces during the third quarter of 1996. Total cash costs were $307 per ounce during the 1997 third quarter compared to $305 per ounce during the comparable quarter for the prior year.

Total foreign gold production increased by 3% to 321,600 ounces from the prior year's third quarter, primarily due to production increases at the Eskay Creek mine in Canada and the Kalgoorlie operations in Western Australia, as well as production at the new Agua de la Falda mine in Chile, which poured its first gold in April 1997. These increases were partially offset by a production decline at the Snip mine in Canada and the absence of production at the Nickel Plate mine.

Production at the Eskay Creek mine increased to 105,400 ounces at a total cash cost (including third-party smelter charges) of $163 per ounce during the third quarter of 1997 from 87,500 ounces produced at a total cash cost of $176 per ounce during the third quarter of 1996. The improved results reflect higher grades and an increase in tons of ore shipped. Construction of a new gravity/flotation mill at Eskay Creek commenced in July 1997 and is scheduled for completion by the end of 1997. The mill will improve profit margins on ore currently directly shipped to third-party smelters and allow for the treatment of some lower grade ores that otherwise could not be processed economically. The capital cost of the mill is estimated to be $12 million. The mill will add approximately 30,000 ounces to Eskay Creek's average annual production over its remaining life. Prime Resources Group, Inc. ("Prime"), Homestake's 50.6%-owned subsidiary, became the sole owner of the Snip mine when it purchased Cominco Ltd.'s 60% interest in this mine for $39.3 million. Production at the Snip mine was 31,200 ounces during the 1997 third quarter compared to 36,800 ounces produced during the 1996 third quarter, reflecting a 10% decrease in ore grades and a 4% decrease in tons milled. As a result, total cash costs increased to $210 per ounce during the third quarter of 1997 compared to $163 per ounce during the third quarter of 1996. Homestake's share of production at the Williams mine in Canada totaled 51,200 ounces during the 1997 third quarter compared to 54,300 ounces produced during the prior year's third quarter. Total cash costs increased to $218 per ounce during the third quarter of 1997 from $197 per ounce during the third quarter of 1996. The slightly lower production and corresponding increase in total cash costs primarily are due to ground control problems that temporarily have limited access to higher-grade stopes. Homestake's share of production at the David Bell mine in Canada was 17,700 ounces during the 1997 third quarter compared to 19,700 ounces produced during the 1996 third quarter. Total cash costs increased to $241 per ounce during the 1997 third quarter from $203 per ounce during the 1996 third quarter. The lower production and corresponding increase in total cash costs results from lower ore grades, the mining of narrower and smaller stopes, and ground control difficulties during the 1997 third quarter.

Homestake's share of production at the Kalgoorlie operations totaled 102,500 ounces at a total cash cost of $242 per ounce during the third quarter of 1997 compared to 91,900 ounces

                 HOMESTAKE MINING COMPANY AND SUBSIDIARIES



produced at a total cash cost of $282 per ounce during the third quarter of 1996. The improved results reflect a 4% increase in recovery and a draw down of in-process inventories (Homestake's share - 5,600 ounces), partially offset by decreased throughput. The decrease in total cash costs primarily is due to higher production and the installation of a recycle crusher at the Fimiston mill earlier this year.

The new Agua de la Falda mine (51% owned by Homestake, 49% by Codelco) commenced mining operations late in 1996 and the first gold was poured in April 1997. The mine produced 10,700 ounces of gold during the 1997 third quarter. Both the average ore grade and ore production rates have been higher than expected. As a result, total cash costs of $231 per ounce are well below projections. Estimated gold production for the Agua de la Falda mine in 1997 is 28,000 ounces.

The Company's consolidated total cash cost per ounce decreased by 4% to $234 during the third quarter of 1997 from $245 during the third quarter of 1996.

Year-to-date 1997 revenues from gold and ore sales totaled $477.7 million compared to gold and ore sales of $541.7 million during the comparable period for 1996. The decrease in revenues is due to a $52 decrease in the average realized gold price. During the first nine months of 1997, 1,472,800 ounces were sold at an average realized price of $341 per ounce compared to sales of 1,470,700 ounces sold at an average realized price of $393 per ounce during the first nine months of 1996. Total cash costs during the first nine months of 1997 decreased to $243 per ounce from $249 per ounce during the first nine months of 1996.

The Company's share of revenues at the Main Pass 299 operations in the Gulf of Mexico totaled $6.3 million during the third quarter of 1997 compared to revenues of $7.2 million during the third quarter of 1996, and operating losses declined to $.4 million during the 1997 third quarter compared to operating earnings of $.4 million during the 1996 third quarter. The results primarily reflect lower oil prices and an anticipated decline in oil sales volumes, partially offset by a slight increase in sulfur prices. As discussed above, at September 30, 1997 the Company recorded a write-down of $107.8 million in its investment in the Main Pass 299 sulfur mine.

To provide protection against a decrease in gold prices, the Company entered into a series of put and call option contracts during the 1997 third quarter which will provide a floor price of $325 per ounce for 900,000 ounces of Homestake's 1998 gold production. The Company purchased put options for 900,000 ounces of gold exercisable during 1998 at a price of $325 per ounce. The Company also sold call options for 900,000 ounces of gold exercisable during 1998 at a price of $325 per ounce and purchased call options for 900,000 ounces of gold exercisable during 1998 at $336 per ounce. These option contracts were established at no net cost to the Company.

The Company also purchased put options for 30,000 ounces of gold exercisable during 2000 at a price of $350 per ounce and sold call options for 15,000 ounces of gold exercisable during 2000 at an average price of $395 per ounce.

In the fourth quarter of 1996, the Company entered into forward sales commitments for 680,100 ounces expected to be produced from the McLaughlin mine stockpiles from 1997 through 2003. In addition, during the second quarter of 1997 the Company entered into forward sales commitments for 20,000 ounces of gold to be produced in 2001 and 2002. Gold sales for the three and nine months ended September 30, 1997 include sales of 30,000 ounces and 90,000 ounces at average prices of $387 per ounce and $383 per ounce, respectively. Gold sales for the three and nine months ended September 30, 1996 include sales under the now-completed Nickel Plate mine forward sales program of 24,900 ounces and 70,000 ounces at average prices of $427 per ounce and $421 per ounce, respectively. At September 30, 1997 forward sales for 610,100 ounces at an average price of $432 per ounce remain outstanding.

                 HOMESTAKE MINING COMPANY AND SUBSIDIARIES


A significant portion of the Company's operating expenses is incurred in Australian and Canadian currencies. The Company's profitability is impacted by fluctuations in these currencies' exchange rates relative to the United States dollar. Under the Company's foreign currency protection program, the Company enters into a series of foreign currency option contracts which establish trading ranges within which the United States dollar may be exchanged for Australian and Canadian dollars. At September 30, 1997 the Company has recorded a net unrealized loss of $5.1 million on open contracts under this program.

Administrative and general expense of $10.8 million for the 1997 third quarter compares to $8.8 million for the 1996 third quarter. The increase primarily reflects employee relocations to the new Agua de la Falda and Ruby Hill mines and higher investment banking fees.

Exploration expense for the three and nine months ended September 30, 1997 was $14.6 million and $36.7 million, respectively, compared to exploration expense of $12 million and $29.5 million for the three and nine months ended September 30, 1996, respectively. The higher exploration expenses reflect increased activity as the Company pursues numerous exploration targets and prospects.

Income and mining tax credits for the three and nine months ended September 30, 1997 were $37.2 million and $4 million, respectively, compared to income and mining tax expense of $9.1 million and $37.7 million for the three and nine months ended September 30, 1996, respectively. Tax credits totaling $38.5 million with respect to the write-downs and other unusual charges were recorded in the third quarter of 1997. In addition, the year-to-date period includes $15.7 million of expense associated with the termination fee received from Santa Fe and $5.4 million of expense related to the gain on sale of the George Lake and Back River joint venture interests. During the first nine months of 1996, a $2.6 million credit was recorded with respect to a litigation recovery relating to previously paid income taxes. The Company's consolidated effective income and mining tax rate will fluctuate depending on the geographical mix of pretax income.

Minority interests in the income of consolidated subsidiaries decreased to $8.1 million during the first nine months of 1997 from $10.8 million during the first nine months of 1996. The decrease primarily is attributable to lower income due to lower gold prices realized by Prime and higher exploration expenses incurred during the first nine months of 1997 by the Company's 51%-owned subsidiary, Agua de la Falda S.A., which was formed in July 1996.

The following charts detail Homestake's gold production and total cash costs per ounce by location, and consolidated revenue and production costs per ounce.

                              HOMESTAKE MINING COMPANY AND SUBSIDIARIES


                                                                       Production
                                                                  (Ounces in thousands)
                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                       September 30,
Mine (Percentage interest)                          1997             1996               1997             1996
                                            ------------------------------      ------------------------------

Homestake (100)                                     97.0             98.0              301.3            306.5
McLaughlin (100)                                    31.2             38.5               93.7            153.3
Round Mountain (25)                                 31.4             29.7               92.0             78.4
Pinson (50) (1)                                      6.3              2.9               18.9              7.7
Marigold (33)                                        4.4              4.0               18.7             16.8
                                            -------------    -------------      -------------    -------------
    Total United States                            170.3            173.1              524.6            562.7

Eskay Creek (100) (2,3)                            105.4             87.5              300.9            281.7
Williams (50)                                       51.2             54.3              145.4            149.3
David Bell (50)                                     17.7             19.7               61.5             72.2
Quarter Claim (25)                                   2.9              2.9                8.5              8.5
Snip (100) (3,4)                                    31.2             36.8               90.7             69.8
Nickel Plate (100)                                     -             16.1                 -              67.9
                                            -------------    -------------      -------------    -------------
     Total Canada                                  208.4            217.3              607.0            649.4

Kalgoorlie, Australia (50)                         102.5             91.9              317.8            259.3

Agua de la Falda (100)                              10.7              -                 19.0               -
El Hueso (100)                                         -              1.8                0.5              6.7
                                            -------------    -------------      -------------    -------------
     Total Chile                                    10.7              1.8               19.5              6.7

                                            -------------    -------------      -------------    -------------
Total Production                                   491.9            484.1            1,468.9          1,478.1
Less Minority Interests                            (72.7)           (61.5)            (202.7)          (173.7)
                                            -------------    -------------      -------------    -------------
Homestake's Share                                  419.2            422.6            1,266.2          1,304.4
                                            =============    =============      =============    =============

                                                                    Total Cash Costs
                                                                   (Dollars per ounce)

                                                     Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
Mine (Percentage interest)                          1997             1996               1997             1996
                                               ------------------------------      ------------------------------
United States
     Homestake (100)                                $307             $305               $318             $298
     McLaughlin (100)                                243              243                247              239
     Round Mountain (25)                             237              252                225              253
     Pinson (50) (1)                                 344              347                343              392
     Marigold (33)                                   316              343                260              282

Canada
     Eskay Creek (100) (2,3)                         163              176                162              170
     Williams (50)                                   218              197                240              228
     David Bell (50)                                 241              203                214              170
     Quarter Claim (25)                              172              166                173              167
     Snip (100) (3,4)                                210              163                210              175
     Nickel Plate (100)                                -              383                  -              342

Kalgoorlie, Australia (50)                           242              282                265              309

Chile
     Agua de la Falda (100)                          231                -                219                -
     El Hueso (100)                                    -              375                310              270

Weighted Average                                    $234             $245               $243             $249

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES




                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                       September 30,
Per Ounce of Gold                                   1997             1996               1997             1996
-----------------                           ------------------------------      ------------------------------
Revenue                                             $328             $388               $341             $393
                                            ==============================      ==============================

Per Ounce Costs
     Cash Operating Costs (5)                       $230             $238               $238             $242
     Other Cash Costs (6)                              4                7                  5                7
                                            ------------------------------      ------------------------------
     Total Cash Costs                                234              245                243              249
     Noncash Costs  (7)                               57               60                 55               58
                                            ------------------------------      ------------------------------
     Total Production Costs                         $291             $305               $298             $307
                                            ==============================      ==============================


     (1) Homestake increased its ownership percentage in the Pinson mine from 26.3% to 50% in December 1996.

     (2) Gold and silver are accounted for as co-products at Eskay Creek. Silver is converted to gold equivalent, using the ratio of the silver market price to the gold market price. These ratios were 72 ounces and 76 ounces of silver equals one ounce of gold for the three months ended September 30, 1997 and 1996, respectively, and 71 ounces and 74 ounces of silver equals one ounce of gold for the nine months ended September 30, 1997 and 1996, respectively. Eskay Creek production includes 63,100 (48,400 in 1996) payable ounces of gold and 3.1 million (3 million in 1996) payable ounces of silver contained in ore sold to smelters in the third quarter, and 174,000 (160,100 in 1996) payable ounces of gold and 9.1 million (9 million in 1996) payable ounces of silver contained in ore sold to smelters in the year-to-date period.

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


Liquidity and Capital Resources

Cash provided by operations totaled $97.1 million during the first nine months of 1997 compared to $151.6 million during the first nine months of 1996. Working capital at September 30, 1997 amounted to $255.8 million, including $230 million of cash and short-term investments.

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES


Capital additions of $106.7 million for the first nine months of 1997 include $50.7 million for construction and development work at the Ruby Hill mine, $12.5 million at the Round Mountain mine primarily for a new mill to process higher-grade sulfide ore, $11.7 million at the Kalgoorlie operations primarily for a decline from surface and a ventilation raise at the Mt. Charlotte mine, $10.8 million at the Eskay Creek mine primarily for the construction of a new gravity/flotation mill, and $10.2 million at the Homestake mine primarily for a new tailings dam lift and improvements in the underground operations.

In July 1997, Lawrence County, South Dakota issued $30 million of South Dakota Solid Waste Disposal Revenue Bonds and $18 million of South Dakota Pollution Control Refunding Revenue Bonds, both of which are due in 2032. Proceeds from the Solid Waste Disposal Revenue Bonds were relent to the Company and proceeds from the Pollution Control Refunding Revenue Bonds were used to redeem outstanding South Dakota pollution control bonds. The Company is responsible for funding principal and interest payments on these bonds. Proceeds from the Solid Waste Disposal Revenue Bonds are being used for construction of a new tailings dam lift and other qualifying expenditures at the Homestake mine. Qualifying expenditures of $11.5 million had been incurred through September 30, 1997 and the remaining $18.5 million is held in a trustee account committed for the construction of the new tailings dam lift and other qualifying expenditures.
This $18.5 million of restricted cash is included in other assets in the accompanying balance sheet at September 30, 1997.

The Company has a United States/Canadian/Australian cross-border credit facility providing a total availability of $275 million. The Company pays a commitment fee of 0.15% per annum on the unused portion of this facility. The credit facility is available through September 2001 and provides for borrowings in United States, Canadian, or Australian dollars, or gold, or a combination of these. The credit agreement requires a minimum consolidated net worth of $500 million. At September 30, 1997 Homestake Gold of Australia Limited ("HGAL") had $7.2 million of borrowings outstanding under this agreement. In October 1997, HGAL borrowed an additional $46.8 million under this agreement to repay intercompany advances.

In October 1997, Homestake Canada Inc. ("HCI"), a wholly-owned subsidiary of the Company, agreed to purchase a 51% interest in the Troilus gold mine in Quebec from Inmet Mining Corporation for approximately $56 million in cash. Prime will purchase the remaining 49% of the mine for approximately $54 million in cash. HCI and Prime also will purchase their proportionate share of the Troilus mine's working capital. The Troilus mine has proven and probable reserves of almost 1.8 million ounces of gold and 128 million pounds of copper contained in 53 million tons of ore. The transaction is scheduled to close on December 17, 1997. HCI will be the operator of the Troilus open-pit mine which commenced production in January 1997. The mine is expected to produce an average of 130,000 ounces of gold and 9.7 million pounds of copper annually over its remaining 12-year mine life. Assets purchased also include a newly constructed processing facility and an 18,500-acre land package adjacent to the mine site.

On November 6, 1997 the Company's new Ruby Hill mine in Nevada poured its first gold. The mine is now processing ore at the design capacity of 3,500 tons per day and gold production for 1997 likely will exceed initial projections. Starting in 1998, Ruby Hill will produce between 105,000 and 110,000 ounces of gold annually at an estimated total cash cost of approximately $140 per ounce.

In March 1997, Santa Fe terminated its previously announced merger agreement with Homestake and paid Homestake a $65 million termination fee. As a result, the Company recorded a pretax gain of $62.9 million ($47.2 million after tax), net of merger-related expenses of $2.1 million incurred in 1997.

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES



In February 1997, Homestake completed the sale of its interests in the George Lake and Back River joint ventures in Canada to Arauco for $9.3 million in cash and 3.6 million shares of Arauco common stock. As a result of this transaction, the Company recorded a pretax gain of $13.5 million ($8.1 million after tax), which is included in other income.

In February 1997, the Company paid a cash dividend of 5 cents per share. In March 1997, the Company reduced its annual dividend rate to 10 cents per share from 20 cents per share and declared a semi-annual dividend of 5 cents per share which was paid in May 1997. In September 1997, the Company declared a semi-annual dividend of 5 cents per share payable in November 1997.

In April 1997, the Company filed a shelf registration with the Securities and Exchange Commission for the potential sale of up to 20 million shares of Homestake common stock. The proceeds from any such offering would be available for general corporate purposes, which could include capital expenditures, repayment of debt and future acquisitions which have the potential to add to the Company's gold reserves and future gold production.

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


Part II - OTHER INFORMATION

Item 1 - Legal Proceedings

Reference is made to Part II - Other Information: Item 1 - Legal Proceedings, of the Company's Form 10-Q Report for the quarter ended June 30, 1997. In that report, the Company disclosed that it had received a letter from the United States Fish and Wildlife Service stating that the Department of the Interior intended to file suit, subject to final approval of the Department of Justice, against the Company's wholly-owned subsidiary, Homestake Mining Company of California ("HMCC") to recover alleged natural resource damages and assessment costs under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to alleged releases of hazardous substances at Whitewood Creek in South Dakota. HMCC agreed to a limited waiver of statutes of limitations until November 24, 1997, and discussions with the federal trustees and the Cheyenne River Sioux Tribe regarding this matter have continued.

On September 25, 1997 the State of South Dakota filed an action against HMCC, State of South Dakota v. Homestake Mining Company of California, U.S. Dist. Ct., W.D.S.D., Civ. Action No. 97-5078. The action relates to the same general matter which is the subject of the above referenced letter - placement of mine tailings in Whitewood Creek. In the complaint, the State of South Dakota alleges that HMCC disposed of mine tailings in Whitewood Creek and that such disposal resulted in injuries to natural resources in Whitewood Creek and downstream in the Belle Fourche River, the Cheyenne River and Lake Oahe on the Missouri River. The complaint also alleges that the State of South Dakota incurred assessment costs. The State of South Dakota claims that it is a trustee authorized under CERCLA to bring such action. The complaint also contains a pendent state law claim, alleging that the tailings placed in Whitewood Creek constitute a continuing public nuisance in and around the Belle Fourche River, the Cheyenne River and Lake Oahe. The complaint asks for abatement of the nuisance, damages in an unascertained amount, costs and interest.

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES


Whitewood Creek was a site where mining companies operating in the Black Hills of South Dakota, including HMCC, placed mine tailings beginning in the nineteenth century. Whitewood Creek is a tributary to the Belle Fourche River, which is a tributary to the Cheyenne River and Lake Oahe. As a consequence, some tailings placed in Whitewood Creek eventually flowed into the Belle Fourche River and downstream therefrom. Placement of mine tailings into Whitewood Creek was authorized by the laws of the United States, the Dakota territory and the State of South Dakota, and Whitewood Creek was later specifically designated by the State of South Dakota as a disposal stream for mine tailings and for the disposal of raw sewage and other municipal waste. Consequently, all mine tailings placed by HMCC in Whitewood Creek were placed there with the consent and encouragement of the State of South Dakota and the United States government and in compliance with applicable laws. In response to changes in legal requirements, HMCC ceased the placement of mine tailings into Whitewood Creek and for many years the Homestake mine has impounded all mine tailings that are not redeposited in the mine.

In its answer, HMCC denies that there has been any continuing damage to natural resources or nuisance caused by HMCC as a result of the placement of tailings in Whitewood Creek. Among other defenses, it is also the position of HMCC that as a result of the State of South Dakota's ownership of Whitewood Creek and designation of Whitewood Creek as an authorized disposal site under state authority, the State of South Dakota was and is the owner and operator of the Whitewood Creek waste disposal site and is responsible for all past and future damages and any continuing nuisance resulting therefrom. HMCC has also counterclaimed against the State of South Dakota seeking cost recovery, contribution and indemnity from the State of South Dakota, in its capacity as an owner and operator of a disposal facility, for expenses previously incurred and to be incurred in the future with respect to Whitewood Creek and downstream areas.

HMCC intends to vigorously defend this action and to seek recovery, contribution and indemnity from the State of South Dakota for past and future expenditures with respect to Whitewood Creek and its downstream receiving water. HMCC also expects, as appropriate, to seek recovery, contribution and indemnity from other government entities and other persons who participated in ownership and/or operation of Whitewood Creek as a waste disposal site or who disposed of waste in the site.

In the opinion of the Company, there is no basis for the claims by the State of South Dakota or by the federal trustees. The Company is also of the opinion that HMCC has valid defenses and counterclaims against the State of South Dakota, and cross-claims for recovery, contribution and indemnity against other government entities and other persons who participated in ownership and/or operation of Whitewood Creek as a waste disposal site or who disposed of waste in the site. The Company does not believe that resolution of these matters will have a material effect on the business or financial condition or results of operations of the Company.

As previously reported in the Company's Form 10-K Annual Reports, an 18-mile stretch of land along Whitewood Creek on which tailings were deposited was designated as a superfund site and placed on the National Priorities List ("NPL") in 1983. During the period from 1982 through 1990 extensive studies of the superfund site were conducted to identify any public health and environmental issues related to the site and appropriate remedial action. In August 1990, HMCC signed a consent decree with the United States Environmental Protection Agency ("EPA") in United States of America v. Homestake Mining Company of California, U.S. Dist. Ct., W.D.S.D., Civ. Action No. 90-5101. Under the Consent Decree, HMCC conducted remedial work at its expense and also reimbursed the EPA for its oversight costs. Remedial field work was completed in 1993. The decree also provided for the three counties in which the property is located to enact institutional controls which would limit the future use of the property included within the area of the superfund site. Institutional controls were adopted in all three counties. In

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


addition, HMCC offered to purchase all properties along Whitewood Creek that were affected by the institutional controls. Approximately $3 million has been spent to date to acquire property along Whitewood Creek and the Company estimates that the total cost for purchasing all of the remaining affected property would be an additional $3 million.

The Consent Decree was terminated by the Court on January 10, 1996. The Whitewood Creek site was deleted from the NPL on August 13, 1996. In the deletion notice, the EPA stated that "EPA, in consultation with the State of South Dakota, have determined that the Site poses no significant threat to public health or the environment."


Item 5. - Other Information

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

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES


See the Company's Form 10-K Report for the year ended December 31, 1996, Part IV, "FORWARD LOOKING STATEMENTS" and "RISK FACTORS," for a more detailed discussion of factors that may impact expected future results.


Item 6 - Exhibits and Reports on Form 8-K

Exhibits

         4   -      Amendment  No. 1 dated as of October 15, 1997, to the Rights
                    Agreement  dated as of October 16, 1987,  between  Homestake
                    Mining Company and BankBoston N.A., as successor to Bank of America National Trust and Savings Association, as Rights
                    Agent (incorporated by reference to Exhibit 4 to the Registrant's Form 8-A/A filed on October 16, 1997).


         11  -      Computation   of  Earnings  Per  Share  (filed   herewith
                    electronically)

         27 -       Financial Data Schedule (filed herewith electronically)


(b)      Reports on Form 8-K

          One report on Form 8-K was filed during the quarter ended September 30, 1997. The report, dated August 26, 1997, was submitted in order to file the Second and Third Amendments to the Credit Agreement.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                                   HOMESTAKE MINING COMPANY




Date:  November 13, 1997                       By /s/ Gene G. Elam
                                                  ----------------
                                                  Gene G. Elam
                                                  Vice President, Finance and
                                                  Chief Financial Officer








Date:  November 13, 1997                       By /s/ David W. Peat
                                                  -----------------
                                                  David W. Peat
                                                  Vice President and Controller
                                                  (Chief Accounting Officer)