Form 10-K
period 1997-12-31
HOMESTAKE MINING CO /DE/
filed 1998-03-30
CIK 743872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
         (Mark One)
             [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 1997
                                       OR
             [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X       No ___
                                       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,373,879,899 as of March 16, 1998.

The number of shares of common stock outstanding as of March 16, 1998 was 146,763,332.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

                                     PART I

                                ITEM - 1 BUSINESS

                                  INTRODUCTION

         Homestake Mining Company is a Delaware corporation incorporated in 1983 as the parent holding company of Homestake Mining Company of California ("Homestake California"), which has been engaged in the gold mining business since 1877. Homestake is one of the largest North American-based gold mining companies. Operations of Homestake include mineral exploration, extraction, processing and refining. Gold bullion is Homestake's principal product. Ore and concentrates containing gold and silver from the Eskay Creek and Snip mines in Canada are sold directly to smelters. Homestake has significant operations in the United States, Canada and Australia. Homestake also has operations in Chile. Homestake is engaged in active exploration projects in the United States, Canada, Australia, Eastern Europe, Brazil, Chile and the Andean region of South America, and participates in a development project in Bulgaria.

         Homestake California was founded to develop the Homestake Mine discovered in the Black Hills of the Dakota Territory in 1876. Homestake was predominately a gold mining company until its diversification into uranium mining and production in the early 1950s and into lead and zinc in the 1960s. In 1984, Homestake further diversified into the oil and gas business, principally as a result of the acquisition of Felmont Oil Company. In 1989 and 1990, Homestake disposed of its oil and gas business. In 1990, Homestake closed its last remaining uranium mine and sold its interest in its base metals business.

         In 1975, Homestake made its initial investment in the Kalgoorlie gold district of Western Australia (known as the Golden Mile) when Homestake Gold of Australia Limited ("HGAL") acquired a 48% interest in the Kalgoorlie Mining Associates partnership. In 1987, Homestake sold 20% of its shares of HGAL to the public. Subsequently, HGAL increased its interest in Kalgoorlie Mining Associates to 50% and acquired a 50% interest in adjacent joint ventures and properties. In late 1995 and early 1996, Homestake acquired the HGAL shares that it did not then own.

         In 1989, Homestake joined with two partners in the development of a major sulfur discovery, Main Pass 299, in the Gulf of Mexico.

         In 1992, Homestake acquired International Corona Corporation (now known as Homestake Canada, Inc.), a large Canadian gold producer. As a result of the acquisition, Homestake added approximately 600,000 ounces to its annual gold production and increased its gold reserves by more than 5.4 million ounces. Homestake also acquired an interest in the high-grade Eskay Creek deposit in British Columbia. Commercial production at Eskay Creek commenced in January 1995. Homestake now holds a 50.6% interest in the Eskay Creek mine through its shareholding in Prime Resources Group Inc., a British Columbia company ("Prime"). The common shares of Prime are listed on the Toronto Stock Exchange, Vancouver Stock Exchange, and the American Stock Exchange.

         Homestake has adopted a gold hedging policy under which Homestake, in the appropriate circumstances, will enter into forward sales transactions for approximately 30% of its gold production in each of the subsequent 10 years at prices in excess of certain targeted prices. In appropriate circumstances, Homestake also will use combinations of put and call option contracts to establish an effective price floor for sales while permitting participation in future price increases. At December 31, 1997 Homestake's gold forward sales commitments totaled 580,052 ounces, deliverable over the period 1998-2003, at an average contract settlement price of $433.72 per ounce. The estimated liquidation value of the contracts at December 31, 1997 was $53.1 million. During 1997, Homestake entered into a series of put and call option contracts which provide a floor price of $325 per ounce for 900,000 ounces of Homestake's 1998 gold production. Homestake purchased put options for 900,000 ounces of gold exercisable during 1998 at a price of $325 per ounce. Homestake also sold call options for 900,000 ounces of gold exercisable during 1998 at a price of $325 per ounce and purchased call options for 900,000 ounces of gold exercisable during 1998 at $336 per ounce. Homestake also purchased put options for 30,000 ounces of gold exercisable during the year 2000 at a price of $350 per ounce and sold call options for 15,000 ounces of gold exercisable during 2000 at an average price of $395 per ounce. The estimated liquidation value of the option position at December 31, 1997 was $26.4 million, bringing the liquidation value of the total hedge position to $79.5 million.

         Dollar amounts in this report are in U.S. dollars unless otherwise indicated.

         See note 22 to the "CONSOLIDATED FINANCIAL STATEMENTS" beginning on page 90 for geographic and segment information.

         See "RISK FACTORS" and "CAUTIONARY STATEMENTS" beginning on pages 103 and 107, respectively, for a discussion of factors and assumptions on which forward looking statements in this report may be based or which could cause actual results to differ materially from those expressed in the forward looking statements.


                     SIGNIFICANT 1997 AND 1998 DEVELOPMENTS

                  Homestake and Santa Fe Pacific Gold Corporation ("Santa Fe") announced in December 1996 that they had entered into a definitive agreement whereby Homestake would acquire Santa Fe. In March 1997, Santa Fe terminated the agreement and, in accordance with the terms of the agreement, paid Homestake a $65 million termination fee. As a result, in the first quarter of 1997 Homestake recorded a pretax gain of $62.9 million ($47.2 million after tax), net of transaction-related expenses of approximately $2 million incurred in 1997.

         In February 1997, Homestake completed the sale of its interest in the George Lake and Back River ventures in Canada to Kit Resources Corporation ("Kit") for $9.3 million in cash and 3.6 million shares of Kit. As a result of this transaction, Homestake recorded a pretax gain of $13.5 million ($8.1 million after tax).

         During 1997, Homestake recorded write-downs and other unusual charges of $198.8 million ($158.7 million after tax). Due to a prolonged period of low sulfur prices and Homestake's current assessment of estimated future cash flows, the Company wrote off its entire $107.8 million investment in the Main Pass 299 sulfur mine in the Gulf of Mexico. The Company also wrote down the carrying value of several of its short-lived assets or operations, certain redundant assets and investments in certain mining securities. It also increased its reclamation accruals at several properties to reflect revised cost estimates, changed conditions and more stringent reclamation requirements. (See note 6 to the "CONSOLIDATED FINANCIAL STATEMENTS" beginning on page 73.)

         In October 1997, the gravity mill for processing higher-grade sulfide ores at Round Mountain was completed at a cost of $62.2 million (Homestake's share - $15.5 million). Higher gold recoveries will be achieved by milling than otherwise would be obtained by crushing and leaching the higher-grade sulfide ore. The mill has a capacity to process 8,000 tons per day of sulfide ore.

         During the fourth quarter of 1997, Prime completed construction of a small gravity and flotation mill facility at the Eskay Creek mine site in British Columbia, Canada, at a total capital cost of $12 million. The mill will improve the profitability of certain Eskay Creek ore that otherwise would be shipped directly to third-party smelters and will permit processing of lower grade material that otherwise would not be economic for direct shipment.

         In December 1997, Homestake completed construction at the Ruby Hill mine near Eureka, Nevada, at a total capital cost of approximately $64.7 million. Initial gold production occurred on November 6, 1997. The operation is expected to produce 110,000 ounces of gold in 1998 at a total cash cost of $123 per ounce and a total production cost of $241 per ounce.

         In December 1997, Kalgoorlie Consolidated Gold Mines Pty Ltd ("KCGM") completed a 1.6 mile decline from surface at the northern end of the Kalgoorlie Super Pit to access from underground the upper level remnants of the Mt. Charlotte orebody and the recently delineated northern orebody. HGAL's share of the decline's cost is approximately $2.6 million.

         In September and November of 1997, the State of South Dakota, the United States government and the Cheyenne River Sioux Tribe filed actions against Homestake claiming unspecified and unquantified damages to natural resources alleged to result from disposal of mine tailings in Whitewood Creek beginning in the nineteenth century. Disposal of the tailings in Whitewood Creek was in compliance with all applicable laws. Further, the site was a licensed waste disposal facility. Homestake answered the complaints denying the claims and filed crossclaims seeking cost recoupment, contribution and indemnity from the plaintiffs in the actions. Homestake intends to vigorously defend and, as appropriate, join other government and non-government entities that also disposed of material in the affected area. See "ENVIRONMENTAL MATTERS" beginning on page 40.

         On December 21, 1997, Homestake announced it had entered into an agreement to acquire Plutonic Resources Limited ("Plutonic"), an Australian gold producer, by an exchange of common stock for common stock. Homestake expects to issue approximately 64.4 million shares to acquire Plutonic (0.34 of a Homestake common share for each fully-paid Plutonic ordinary share). Following the combination, Homestake's Australian operations will be the second largest in that country with substantial potential for reserve growth. The new Homestake will have 17 mines in four countries. Homestake's 1998 Australian gold production is expected to be 850,000 ounces, or approximately 35 percent of the Company's total production, increasing to 1 million ounces and 40 percent, respectively, in 1999.

         The transaction, which has been approved unanimously by the Boards of both companies, is expected to close in May 1998. The transaction is subject to approval by shareholders of both companies, qualification as a pooling of interests for accounting purposes, and certain other conditions.

         In January 1998, Homestake announced the implementation of a major restructuring of operations at the Homestake mine to reduce operating costs. Annual production will be reduced to approximately 150,000 to 180,000 ounces per year. Implementation of the plan will require a major reduction in the level of employment and a complete reorganization of the methods of operation. To implement the plan,

Homestake suspended underground mining while it completed the final details of the new operating plan and readied the underground mine to begin operating on the restructured basis. Underground crews commenced returning to work on a limited basis on March 26, 1998, and the remaining underground work force, which is expected to be approximately one-half of the pre-shut down work force, will return on a phased basis through April 1998. The new operating plan involves closing parts of the mine and concentrating on substantially fewer production levels in order to reduce continuing infrastructure and other operating costs. Although the new plan reduces proven and probable gold reserves by 1.5 million ounces (before taking account of 1997 production), the improved per ounce operating margin on the remaining reserves should increase the mine's future total cash flow significantly.

         In February 1998, Prime adopted a gold and silver hedging policy which provides for the use of forward sales contracts for up to 40% of each of the following five year's expected annual gold and silver production at prices in excess of certain targeted prices.


                                GLOSSARY OF TERMS

         See "GLOSSARY AND INFORMATION ON RESERVES" beginning on page 35 for definitions of terms used in the following discussion.


                                 GOLD OPERATIONS

UNITED STATES

         Homestake conducts operations at the Homestake mine in the Black Hills of South Dakota, at the Ruby Hill mine in Nevada, at the McLaughlin mine in northern California and at the 50% owned Pinson mine in north central Nevada. In addition, Homestake owns a 25% interest in the Round Mountain mine in central Nevada and a 33.3% interest in the Marigold mine in north central Nevada. The Company's principal exploration office is in Reno, Nevada.

Homestake Mine

         The Homestake gold mine is located in Lawrence County in and near Lead, South Dakota. The mine has been in operation since 1876. Homestake owns 100% of the operation. Paved public roads provide access to the operation.

         The Homestake mine properties cover approximately 11,700 acres, of which approximately 8,200 acres are owned in fee and the remainder are held as unpatented mining claims. All mining is conducted on owned property.

         The Homestake mine is comprised of underground and open-pit (the "Open Cut") mining operations, an ore processing plant, final product refinery, a waste-water treatment plant, and tailings disposal facilities. The underground mine is serviced by two 5,000-foot vertical shafts from the surface connecting with internal shafts which provide hoisting and services to the 8,000-foot level. Ore from underground is hoisted to the surface, crushed and transported to the nearby processing plant. Open Cut ore is crushed and transported more than a mile to the processing plant by an enclosed conveyor. The 7,400 tons-per-day ("TPD") capacity processing plant recovers gold through a combination of gravity, carbon-in-pulp ("CIP") and vat leaching processes. Recycled process water is pumped through a carbon-in-leach ("CIL") circuit to recover residual gold in solution. The refinery produces 0.997 fine gold bullion. Process tails are used for underground fill or are deposited in a tailings impoundment facility three miles from the plant.

         The first phase of a major tailings dam lift expansion commenced in 1996. Construction of an interim raise of ten feet was completed in 1997 at a cost of approximately $11.8 million, and construction of the full lift will be completed in 1999 at a cost of approximately $18.2 million. The expansion will provide tailings storage capacity sufficient to hold projected mining activity through the year 2014, and additional flood storage capacity. Facilities and equipment at this operation continue to be upgraded, and during 1997 capital expenditures totaled approximately $16 million, principally for tailings dam lift and electrical facilities upgrades. The facilities and equipment are generally in good operating condition, but the basic mine and major facilities have been in service for many years and are less efficient than more recently designed and developed mines and facilities.

         Untreated water for use in the mine's facilities is obtained from local watersheds under Homestake mine water rights and potable water is purchased from the Lead/Deadwood Sanitation District. Approximately 80% of the electric power consumption is purchased under contract from Black Hills Corporation and the remainder is provided by Homestake-owned hydroelectric facilities.

         During 1997, certain Open Cut assets were deemed to be impaired and were written down, resulting in a pre-tax charge of $12.8 million. Open Cut mining currently is scheduled to be completed in April 1998. Open Cut ore stockpiles will continue to be processed through the end of 1998.

         As underground mining has progressed into the lower levels of the Homestake mine, the remaining higher-grade ore deposits have become narrower, less continuous and more difficult to mine, with resulting higher costs. On January 26, 1998, Homestake announced that, in response to increasing costs for the underground mine and the low gold price, it will implement a major restructuring of operations at the Homestake mine. The new operating plan is expected to reduce costs significantly, so as to position the mine to continue operating for many additional years. The plan requires a substantial reduction in annual production, a major reduction in the level of employment and a complete reorganization of the methods of operation. The new operating plan also involves closing parts of the mine and concentrating on substantially fewer production levels in order to reduce continuing infrastructure and other operating costs. This new plan, which also incorporates new capital spending projects, is expected to result in increased productivity in tons mined per manshift worked and should also result in higher mined ore grade due to changing the mix of mining methods to be employed in different parts of the mine. The combined impact of these improvements is expected to be a significant reduction in production costs per ounce of gold produced.

         To most effectively implement the new operating plan, Homestake suspended underground mining while it completed the final details of the plan and readied the underground mine to begin operating on the restructured basis. During the shutdown period, operations at the mill was reduced to a level sufficient to process ore from the Open Cut, which continued to operate during the shutdown period. Underground crews commenced returning to work on a limited basis on March 26, 1998, and the remaining underground work force, which is expected to be approximately one-half of the pre-shut down work force, will return on a phased basis through April 1998.

         The new operating plan provides that upon completion of the restructuring and restart of the mine, production will be reduced to a rate of approximately 150,000 to 180,000 ounces per year by the beginning of 1999, and that the total cash cost for the underground mine will be reduced from in excess of the current amount of $335 per ounce to approximately $280 per ounce by the end of 1999. To achieve the new operating plan, Homestake expects to invest $20 to $30 million by the end of 1999. Before taking into account the proposed combination with Plutonic, the restructuring is expected to reduce the Company's weighted average cash costs by approximately $8 per ounce by the end of 1999.

         Although the new operating plan reduces proven and probable gold reserves by 1.5 million ounces (before taking account of 1997 production), the improved per ounce operating margin on the remaining reserves should increase the mine's future total cash flow significantly.

         Hourly employees at the Homestake mine are represented by the United Steelworkers of America. The current three year labor contract expires in May 1998. Negotiations with respect to a new contract commenced during the first quarter of 1998. The negotiations involve a number of matters that arise as a result of the restructuring of the operation and the reduction of the work force described above.

         During 1997, the mine operated in compliance with its environmental permits, except that in November 1997, the mine had one reportable spill of tailings into Whitewood Creek. The Homestake mine is under no regulatory orders of any kind mandating specific environmental expenditures.

         No royalties are payable on production from the Homestake mine. The State of South Dakota imposes a severance tax of 10% of net profits from the sale of gold produced in the state, plus $4 per ounce of gold sold when the price of gold is $499 per ounce or less, increasing by $1 per ounce for each $100 increment or part thereof in excess of $499 per ounce.

                                     Geology

         The Homestake mine is the largest known iron formation hosted gold deposit. In its 122-year life, the mine has produced in excess of 38.9 million ounces of gold. The Homestake gold deposit is Proterozoic in age (approximately
1.9 billion years). Mineralization is generally stratabound within the Homestake Formation, which is a quartz-veined, sulfide-rich sedimentary sequence that has been complexly deformed by tight folding, faulting and shearing. Ten southeast-plunging fold structures, locally called ledges, have produced gold ore over a vertical extent of more than 8,000 feet.

                    Year-end Proven and Probable Ore Reserves

                                                                           1997                     1996
                                                                      ----------------         ---------------
           Underground:
                Tons of ore (000)                                              11,900                  19,764
                Ounces of gold per ton                                          0.220                   0.220
                Contained ounces of gold (000)                                  2,620                   4,345

           Open Cut:
                Tons of ore (000)                                               1,674                   3,990
                Ounces of gold per ton                                          0.099                   0.079
                Contained ounces of gold (000)                                    166                     317

           Total:
                Tons of ore (000)                                              13,574                  23,754
                Ounces of gold per ton                                          0.205                   0.196
                Contained ounces of gold (000)                                  2,786                   4,662





                                 Operating Data

                                                                           1997                     1996
                                                                      ----------------         ---------------
           Production Statistics:
                Tons of ore mined (000):
                    Underground                                                 1,359                   1,376
                    Open Cut                                                    1,894                   1,683
                Ore grade mined (oz. gold/ton):
                    Underground                                                 0.195                   0.211
                    Open Cut                                                    0.123                   0.115
                Open Cut stripping ratio (waste:ore)                            2.3:1                   4.9:1
                Tons of ore milled (000)                                        2,578                   2,566
                Mill feed ore grade (oz. gold/ton)                              0.163                   0.166
                Mill recovery (%)                                                  94                      95
                Gold recovered (000 ozs.)                                         397                     407
           Cost per Ounce of Gold Produced:
                Cash operating costs                                             $306                    $293
                Other cash costs                                                    4                      11
                Noncash costs                                                      47                      35
                                                                      ----------------         ---------------
                Total production costs                                           $357                   $ 339

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

         The Round Mountain properties cover approximately 24,968 acres of land, of which 645 acres are privately owned, 405 acres are under patent application, and the remainder are held under unpatented mining claims. Approximately 73% of the total reserves are located on the privately-owned land.

         Most of the ore is heap leached, and the remainder, consisting of higher-grade sulfide ore, is milled in the recently completed mill. Ore is heap leached using two methods. The higher-grade oxide ore is crushed and processed on reusable heap-leach pads for 100 to 150 days and then hauled to dedicated pads and releached. Lower grade, uncrushed run-of-mine oxide ore is heap leached on dedicated pads along with previously leached ore from the reusable pad.

         The reusable pad processing facilities consist of a gyratory crusher, an intermediate ore storage and a reclamation system, secondary and tertiary cone crushers and screens, a conveyor system used to transport ore to two asphalt leach pads, and a solution pumping system. The reusable pads have a total capacity of approximately three million tons. The separate, dedicated heap-leach pads and solution pumping system, covering an area of 24.2 million square feet, have the capacity to process 195 million tons of ore. Ongoing construction of an additional 7.8 million square foot dedicated pad facility and solution pumping system was completed in February 1998 at a cost of approximately $13.5 million (Homestake's share - $3.4 million). This expansion will be sufficient for mining and processing activity through mid-1999. It is anticipated that the dedicated pad facilities will be expanded to approximately

51.2 million square feet and 485 million tons over the life of the project. During 1997, total ore processed averaged 134,300 TPD, the reusable heap-leach pads processed 26,600 TPD and the balance was processed on the dedicated pads. The average ore and waste mining rate was 197,200 TPD, and the total mining rate, including stockpiles, was 265,000 TPD.

         The gravity mill for processing higher-grade sulfide ores was completed ahead of schedule in October 1997 and under budget at a cost of $62.2 million (Homestake's share - $15.5 million). The mill provides higher gold recoveries than otherwise would be obtained by crushing and leaching the higher-grade sulfide ores on the reusable pad. The mill has a capacity to process 8,000 tons per day of sulfide ore. Mill tailings are impounded at a newly constructed tailings facility.

         Water is supplied from company-owned wells on the property and from water reclaimed from tailings dams. Power is purchased under contract from Sierra Pacific Power Company.

         Homestake's share of total 1997 gold production from the Round Mountain mine was 119,959 ounces compared to 102,744 ounces in 1996. The higher 1997 production is a result of improved mining efficiency, higher grades and recoveries from the reusable pads, and an increase in the volume of ore placed on the dedicated pad. Gold production from gravity treatment of high-grade ores declined to 1,799 ounces (Homestake's share) in 1997 compared to 3,137 ounces in 1996.

         During the third quarter of 1997, a new Round Mountain mining plan was approved. This new plan was the result of an intensive re-engineering effort and resulted in moderately lower ore tons but significantly lower waste tons to be mined. Specifically, the new plan provides for a decrease in the ore reserves of approximately 1,261,000 ounces (100% basis) at December 31, 1997 (before taking account of 1997 production) and a decrease in total mining requirements of 260 million tons. The combined effect of these changes is expected to increase the mine's cash flow and profitability and to reduce total cash costs. The new schedule and pit design will require the movement of a number of shops and other facilities during 1998. Cost for construction of the new facilities and demolition of the old facilities is estimated at approximately $15.5 million (Homestake's share - $3.9 million) and should be completed by the third quarter of 1998.

         Pit water discharges began to exceed the permitted levels for arsenic during 1997. A new pit dewatering system has since been designed that utilizes pit water within the operation, and eliminates pit water discharges outside of the property. During 1997, one minor air quality citation was issued by the Nevada Bureau of Air Quality for fugitive dust emissions. Otherwise, during 1997 the mine operated in compliance with its permits.

         All Round Mountain mine production is subject to a royalty determined by a complex formula based on the price of gold. The royalties range from approximately 3.5% of gold revenues at prices of $320 per ounce of gold to approximately 6.4% of gold revenues at prices of $440 per ounce of gold or more. During 1997, the royalties averaged 3.78% of revenues.

                                     Geology

         The Round Mountain ore body straddles the margin of a volcanic caldera complex. Gold-bearing hydrothermal fluids were transported along major structural conduits created by the volcano's collapse and associated faulting. These ascending fluids deposited gold in permeable zones along a broad northwest trend. Primary gold mineralization at Round Mountain occurs as electrum, a natural gold/silver alloy, in association with quartz, adularia and pyrite. Narrow fractures in shear zones host higher-grade mineralization while porous sites within the volcanic rocks host the disseminated mineralization. Economic gold mineralization is found in both the volcanic and surrounding sedimentary rocks as well as overlying alluvial placers. The oblong open-pit mine is over a mile at its longest dimension and currently more than 1,200 feet from the highest working level to the bottom of the pit.

         Homestake has a 25% share of the following amounts:

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                           1997                     1996
                                                                      ----------------         ---------------
           Tons of ore (000)                                                  401,325                 476,509
           Ounces of gold per ton                                               0.018                   0.019
           Contained ounces of gold (000)                                       7,037                   9,050

                           Operating Data (100% Basis)

                                                                           1997                     1996
                                                                      ----------------         ---------------
           Production Statistics:
                Tons of ore mined (000)                                        32,726                  31,947
                Stripping ratio (waste:ore)                                     1.2:1                   0.8:1
                Tons of ore crushed (000)                                       9,757                   9,894
                Tons of ore processed (000)                                    48,496                  40,867
                Weighted average ore grade
                     placed on the pads (oz. gold/ton)                          0.015                   0.017
                Leach recovery - reusable pads (%)                                 75                      66
                Gold recovered (000 ozs.)                                         480                     411

           Homestake's Cost per Ounce of Gold Produced:
                Cash operating costs                                             $210                    $230
                Other cash costs                                                   16                      26
                Noncash costs                                                      49                      61
                                                                      ----------------         ---------------
                Total production costs                                           $275                    $317

Ruby Hill Mine

         The Ruby Hill mine is located one mile northwest of Eureka, Nevada. Homestake acquired a 100% interest in the property in 1992. Access to the property is by a 1.5 mile gravel road from U.S. Highway 50.

         The Ruby Hill properties consist of approximately 24,831 acres, of which 23,386 acres are unpatented mining claims and 1,445 acres are privately owned.

         Exploration activities have resulted in the discovery of several mineralized zones. A positive feasibility study on the West Archimedes deposit was completed during the fourth quarter of 1995, and construction of a mine, heap-leach pads and a mill facility commenced in early 1997 and was completed in December 1997. Total capital cost, including the pre-stripping of the overlying alluvium, was approximately $64.7 million.

         The operation utilizes conventional open-pit mining methods and heap leaching. High-grade ore is ground in a ball mill, leached and filtered, and then combined with the crushed low-grade ore in a rotating agglomeration drum prior to being placed on the leach pad. The feasibility study estimated that the mine would produce an average of 105,000 ounces of gold per year over its six-year life at a total cash cost of approximately $140 per ounce. The mine, which poured its first gold on November 6, 1997, produced 16,629 ounces of gold during 1997. The mine commenced commercial production effective January 1, 1998 and is budgeted to produce 110,000 ounces in 1998 at a total cash cost of $123 per ounce and a total cost of $241 per ounce.

         Water is available from on-site wells and power is available from Mount Wheeler Power Company.

         A production royalty of 3% of net smelter returns is payable on production over 500,000 ounces of gold.
                                     Geology

         The West Archimedes gold mineralization is hosted primarily within brecciated jasperoid and decalcified limestones of the uppermost Goodwin and Antelope Valley units of the Ordivician Pogonip Group. The micron-size gold is finely disseminated and the ore body is entirely oxidized. Exploration and delineation drilling are continuing in the nearby East Archimedes zone and in the Ruby Deeps zone located below the West Archimedes deposit.

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                           1997                     1996
                                                                      ----------------         ---------------
           Tons of ore (000)                                                    7,028                   7,616
           Ounces of gold per ton                                               0.098                   0.099
           Contained ounces of gold (000)                                         687                     755

McLaughlin Mine

         The McLaughlin gold mine is located at the junction of Lake, Napa and Yolo Counties in northern California. The McLaughlin mine commenced operation in 1985 and is 100% owned by Homestake. Access to the property is by paved road.

         The McLaughlin mine properties cover approximately 16,200 acres. Approximately 15,100 acres are owned and approximately 950 acres are leased. The Company holds seven unpatented mining claims and six millsite claims covering the remaining property.

         Mining was completed in June 1996 and ore is now sourced exclusively from lower-grade stockpiles which were built up over the life of the mine. The autoclave and flotation circuits were decommissioned following the completion of mining of high-grade ores. The plant now operates as a direct-cyanidation circuit utilizing cyanide leaching followed by CIP circuits, pressure stripping and electrowinning. Total mill capacity is approximately 7,600 TPD. In 1996, the embankment at the tailings impoundment was raised, increasing the impoundment's capacity to allow for the treatment of all but the lowest-grade ore remaining in the stockpiles. A final tailings dam lift, currently scheduled to be added in 1999 at an estimated cost of $2.4 million, will allow for the processing of the then remaining ore. Facilities are modern and in good operating condition.

         The majority of process water is recycled from the tailings pond. Additional water is obtained from the Company's reservoir in Yolo County, which has approximately four years of storage capacity. Electric power is purchased under interruptible tariff from Pacific Gas and Electric Company.

         Gold production, which is expected to continue through approximately 2003, has declined significantly due to the completion of mining and exhaustion of high-grade ores. Processing costs also have declined significantly due to the shutdown of the higher cost autoclave and flotation circuits, allowing economic treatment of the lower-grade stockpiled ore. During 1996, the Company entered into long term hedging contracts, which have been allocated to the McLaughlin mine for accounting purposes, for the sale of future production to ensure recovery of the remaining investment and to cover remaining reclamation costs.

         During 1997, the mine operated in compliance with its environmental permits.

         McLaughlin mine royalties are equivalent to approximately 2% of revenues.

                    Year-end Proven and Probable Ore Reserves

                                                                           1997                     1996
                                                                      ----------------         ---------------
           Stockpiled:
                Tons of ore (000)                                              13,908                  16,627
                Ounces of gold per ton                                          0.061                   0.063
                Contained ounces of gold (000)                                    845                   1,048

                                 Operating Data

                                                                           1997                     1996
                                                                      ----------------         ---------------
           Production Statistics:
                Tons of ore mined (000)                                             -                     826
                Stripping ratio (waste:ore)                                         -                   4.0:1
                Tons of ore milled (000)                                        2,719                   2,485
                Mill feed ore grade (oz. gold/ton)                              0.075                   0.096
                Mill recovery (%)                                                  58                      77
                Gold recovered (000 ozs.)                                         118                     185

           Cost per Ounce of Gold Produced:
                Cash operating costs                                             $247                    $242
                Other cash costs                                                    7                       8
                Noncash costs                                                     120                     123
                                                                      ----------------        ----------------
                Total production costs                                           $374                    $373


Pinson Mine

         The Pinson gold mine is located in Humboldt County approximately 30 miles northeast of Winnemucca, Nevada. In December 1996, Homestake increased its interest in the Pinson Partnership to 50% and became the operator of the Pinson mine. Barrick Gold Corporation ("Barrick") owns the remaining interest. The mine has operated since 1981. Access to the property is by paved and gravel roads.

         The Pinson properties consist of approximately 36,615 acres of which 11,511 acres are held under leases, the terms of which are sufficient to allow for the mining of all known reserves. The remaining land is comprised of 21,800 acres of unpatented mining claims and 3,303 acres of primarily fee lands. New leases have been negotiated for portions of the property where the leases were scheduled to expire by the year 2000. Homestake and Barrick are conducting an extensive deep drilling exploration program on the Pinson properties.

         Mining is conducted by conventional open-pit methods in several different areas. The mine has both heap-leaching and conventional milling facilities. In February 1998, milling was suspended and all ores currently are processed by heap leaching. Total material mined averaged approximately 32,510 TPD in 1997. The mill has a capacity of 1,550 TPD using both CIP and CIL methods. In 1997, 73% of total gold production was from milled ore. Low-grade ore is treated by heap-leaching methods. The facilities are in good condition.

         Water is supplied from on-site wells and power is purchased from Sierra Pacific Power Company.

         During  1997,  the  mine  operated  in  compliance   with  all  of  its
environmental permits.

         Production royalties averaging 3.5% of net smelter returns are currently payable on the principal producing areas of the property. Overall, the underlying property ownership is complex, requiring special arrangements with respect to the commingling of ore from various locations.

         Homestake's share of production from the Pinson mine was 25,829 ounces of gold in 1997 compared to 12,098 ounces in 1996.

         As a result of lower gold prices, in the third quarter of 1997 the Company reviewed its carrying value of the Pinson mine. Based on its evaluation of the property at a $325 gold price, the Company wrote down the carrying value of its investment in the Pinson mine to zero. However, the Company believes the Pinson property has good exploration potential, and plans to continue with its exploration program for portions of the property.

         During   1998,   Homestake   and  Barrick  plan  to  spend  $3  million
collectively to explore for high-grade mineralized zones at depth. Current reserves at Pinson are sufficient for approximately one and one-half years of mining at current operating rates.

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

         Homestake has a 50% share of the following reserves:

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                           1997                     1996
                                                                      ----------------         ---------------
           Tons of ore (000)                                                    1,783                   2,563
           Ounces of gold per ton                                               0.073                   0.072
           Contained ounces of gold (000)                                         131                     184

         Operating data is presented below on a 100% basis. In December 1996, Homestake increased its interest to 50%. Prior to December 1996, Homestake had a 26.25% share of the following amounts:

                           Operating Data (100% Basis)

                                                                           1997                     1996
                                                                      ----------------         ---------------
           Production Statistics:
                Tons of ore mined (000)                                         1,263                   1,257
                Stripping ratio (waste:ore)                                     8.2:1                   6.1:1
                Tons of ore milled (000)                                          550                     549
                Ore grade milled (oz. gold/ton)                                 0.076                   0.077
                Mill recovery (%)                                                  86                      79
                Tons of ore leached (000)                                         712                     669
                Ore grade leached (oz. gold/ton)                                0.023                   0.030
                Gold recovered (000 ozs.)                                          52                      42

           Homestake's Cost per Ounce of Gold Produced:
                Cash operating costs                                             $334                    $355
                Other cash costs                                                   10                      14
                Noncash costs                                                      54                      63
                                                                      ----------------         ---------------
                Total production costs                                           $398                    $432

Marigold Mine

         The Marigold gold mine is located in Humboldt County approximately 40 miles southeast of Winnemucca, Nevada. Homestake owns a 33.3% interest in the Marigold partnership. Rayrock Mines, Inc. ("Rayrock") owns the remaining interest and is the operator. The mine has operated since 1989. Access to the property is via a five-mile long gravel road.

         The property consists of approximately 3,920 acres of unpatented mining claims and 14,920 acres held under leases which remain in effect as long as the mine continues production.

         Mining is conducted by conventional open-pit methods. Ore is processed by heap leaching and milling methods. Mill-grade ore is stockpiled and periodically processed through the mill to maximize gold recovery. Milling operations were intermittent during 1997. Mine facilities are in good condition.

         Water is supplied from on-site wells and power is purchased from Sierra Pacific Power Company.

         During 1997, the mine operated in compliance with all its environmental permits.

         Production royalties are paid to two lease holders in amounts of 5% of net smelter returns and 3.5% of net profits.

         Homestake's share of production from the Marigold mine was 24,547 ounces of gold in 1997 compared to 24,485 ounces in 1996.

                                     Geology

         Gold mineralization at the Marigold mine is hosted largely in the Permian Antler Formation and the Ordovician Valmy Formation and are associated with broad bands of silicification and local decalcification. Both stratigraphy and structure control the geometry of the mineralized zones. The ore bodies are sediment-hosted, disseminated deposits of micron-size gold, and are entirely oxidized.

         Homestake has a 33.3% share of the following amounts:

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)


                                                                           1997                     1996
                                                                      ----------------         ---------------
           Tons of ore (000)                                                   15,288                  18,068
           Ounces of gold per ton                                               0.033                   0.034
           Contained ounces of gold (000)                                         504                     610

                           Operating Data (100% Basis)

                                                                           1997                     1996
                                                                      ----------------         ---------------
           Production Statistics:
                Tons of ore mined (000)                                         2,583                   2,882
                Stripping ratio (waste:ore)                                     3.3:1                   2.9:1
                Tons of ore milled (000)                                          387                     428
                Ore grade milled (oz. gold/ton)                                 0.082                   0.086
                Mill recovery (%)                                                  95                      93
                Tons of ore leached (000)                                       2,290                   2,491
                Ore grade leached (oz. gold/ton)                                0.019                   0.019
                Gold recovered (000 ozs.)                                          74                      73



           Homestake's Cost per Ounce of Gold Produced:
                Cash operating costs                                             $239                    $231
                Other cash costs                                                   28                      36
                Noncash costs                                                      34                      46
                                                                      ----------------         ---------------
                Total production costs                                           $301                    $313

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

Eskay Creek Mine

         Prime owns 100% of the Eskay Creek gold/silver mine, located in northwestern British Columbia approximately 50 air miles north of Stewart, British Columbia. Through its interest in Prime, Homestake has a 50.6% interest in the mine. Access is by 38 miles of privately owned single-lane gravel road. Road maintenance and snow removal are provided under contract by a local company.

         The Eskay Creek property consists of five mining leases and various other mineral and surface rights comprising approximately 3,390 acres. The leases have remaining terms of approximately 23 to 27 years, subject to renewal rights.

         The Eskay Creek mine commenced commercial production in January 1995. The mine is an underground operation accessible through three surface portals. Mining is conducted by a mining contractor using equipment owned by Prime. The mine utilizes a drift-and-fill mining method with cemented rock backfill. The mine and facilities and equipment are new and in good condition. During 1997, direct-shipped ore was crushed and blended in a facility located at the minesite prior to shipment and sale to third-party smelters for final processing. Mine waste-rock and tailings from the newly completed mill are disposed of underwater in a nearby barren lake. Eskay Creek workers work two weeks on followed by two weeks off.

         In July 1997 Eskay Creek began construction of a gravitation and flotation mill. Mill construction was completed ahead of schedule in November
1997 and on budget at a cost of $12 million. Mill commissioning began immediately and commercial production commenced January 1, 1998. This mill is expected to treat 165 tons of ore per day producing a gravity concentrate, which is sold to a Canadian refinery, and flotation concentrates which are sold to smelters in Japan and Canada. The mill will improve the profitability of certain Eskay Creek ore that would otherwise be shipped directly to third-party smelters and will permit processing of other lower grade ore that previously was not economic for direct shipment. Recovery from the milled ores is expected to be approximately 90% for gold and silver, net of third-party smelter payables. It is estimated that the mill will produce approximately 70,000 payable ounces of gold equivalent each year, a net increase of approximately 30,000 ounces over the levels of production that would be achieved in the absence of the mill.

         Two long-term ore sale contracts with smelters in Japan and Quebec provide for combined target ore sales of 99,200 tons annually, with options to increase sales to 132,300 tons, subject to mutual agreement with the smelters. During 1997, spot ore sales totaling approximately 12,000 tons were made to one other smelter. Ore is trucked by a contractor 164 miles to Stewart for shipment to Japan and 224 miles to Kitwanga, British Columbia for shipment to Quebec. A contract loading facility for ships at Stewart handles ore and concentrate shipments destined for Japan and a company-owned loading facility is utilized at the railhead in Kitwanga for shipments to Quebec.

         Water is supplied from the Eskay and Argillite creeks and power is produced on-site by diesel generators.

         The mine produced approximately 333 TPD in 1997 and 303 TPD in 1996. Based on existing reserves and current production rates, the mine has a projected remaining life of approximately nine years.

         Following a successful 1997 exploration program, Eskay Creek's proven and probable ore reserves increased by approximately 376,000 ounces of gold and
18.1 million ounces of silver at December 31, 1997, (before considering 1997 production).

         The planned extension of the No. 5 ramp and the associated hanging wall exploration drift at the north end of the mine were completed in 1997.
Exploration drilling from the hanging wall drift into the NEX and HW zones started in the fourth quarter of 1997 and was focused on upgrading and expanding ore reserves in these zones.

         During 1997 there were four occasions where water effluent permit levels were exceeded. The incidents were properly reported and in each instance corrective action was taken immediately. No citations have been issued and none are expected. With these exceptions the mine operated in compliance with all environmental permits in 1997. During 1997, the mine's environmental health and safety programs were recognized for a number of achievements. The mine received an environmental award from the British Columbia Mining Association and the Ministry of Employment and Investment for British Columbia for reclamation work conducted on the original exploration camp site. In addition, during 1997 the mine received the British Columbia Small Mine Safety Award and the prestigious John T. Ryan Award in recognition of its exemplary safety performance during 1996.

         The mine is subject to a 1% net smelter royalty, with the exception of a small portion of the ore body, which is subject to a 2% net smelter royalty.

         There are aboriginal claims relating to areas of British Columbia and other parts of Canada, including a claim by the Tahltan Nation to the area which includes the Eskay Creek mine. The nature and extent and validity of such claims has not been determined. The mine has entered into several services contracts with the Tahltan Nation Development Corporation, and approximately 39% of the employees at the mine are members of the Tahltan Nation. Homestake believes that its relations with aboriginal groups, including the Tahltan Nation, are excellent. Homestake does not believe that aboriginal claims at Eskay Creek will have any material adverse effect. However, future exploration for and development of new mines in Canada could be slowed and could be adversely affected, depending on future legal developments in this area. The extent of any such effect, if any, is not known. (See "RISK FACTORS" on page 103.)

                                     Geology

         The Eskay Creek ore body is a precious metal-enriched volcanogenic massive sulfide deposit that occurs in association with volcanics of the Jurassic-aged (141 to 195 million years) Hazelton Group. Eskay Creek mineralization is generally stratabound and occurs in a contact mudstone and breccia bounded below by a rhyolite flow-dome complex and overlain by volcanic rocks in the west limb of a north-plunging fold. Sphalerite, pyrite, galena and tetrahedrite are the most abundant ore minerals. Native gold occurs as mostly microscopic particles located between sulfide grains, in fractures within sulfide grains, or locked in pyrite. Gold also occurs in volcanic rocks beneath the contact mudstone, along with coarse grained sphalerite, pyrite and galena in quartz veins or stockworks.

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                           1997                     1996
                                                                     -----------------         ---------------
           Tons of ore (000)                                                    1,495                   1,397
           Ore grade (ozs. gold/ton)                                            1.693                   1.732
           Contained ounces of gold (000)                                       2,532                   2,418
           Ore grade (ozs. silver/ton)                                           78.3                    79.3
           Contained ounces of silver (000)                                   117,011                 110,810
           Contained gold equivalent ounces (1) (000)                           4,051                   3,857

                           Operating Data (100% Basis)

                                                                           1997                     1996
                                                                      ----------------         ---------------
           Production Statistics:
                Tons of ore shipped (000)                                         121                     116
                Ore grade (ozs. gold/ton)                                       2.158                   1.922
                Ore grade (ozs. silver/ton)                                      97.7                   106.6
                Ounces of payable gold (000)                                      245                     211
                Ounces of payable silver (000)                                 11,766                  12,054
                Total gold equivalent ounces (1)(000 ozs.)                        417                     372

           Homestake's Production Cost per Ounce of Gold Equivalent:
                Cash operating costs (2)                                         $155                    $167
                Other cash costs                                                    2                       3
                Noncash costs                                                      35                      43
                                                                      ----------------         ---------------
                Total production costs                                           $192                    $213

(1) Gold and silver are accounted for as co-products at Eskay Creek. Silver production is converted into gold equivalent, using the ratio of the average gold market price to the average silver market price. The ratio was
     68.2 ounces and 74.9 ounces of silver equals one ounce of gold equivalent for production calculations for the years ended December 31, 1997 and 1996, respectively, and 77 ounces of silver equals one ounce of gold equivalent for reserve calculations at both December 31, 1997 and 1996.




(2) For comparison purposes, cash operating costs per ounce include estimated third-party costs incurred by smelter owners and others to produce marketable gold and silver.

Williams Mine

         The Williams gold mine is located in the Hemlo Gold Camp 217 miles east of Thunder Bay, Ontario, adjacent to the TransCanada Highway. The mine is operated by Williams Operating Corporation ("WOC") with its own personnel. Homestake and Teck Corporation ("Teck") each owns a 50% interest in WOC. The mine commenced operations in 1985.

         The property consists of 11 mining claims covering approximately 380 acres and one Crown mining lease. Homestake and Teck are required to provide funds equally to WOC for all costs incurred to operate the mine. Homestake and Teck have mutual rights of first refusal over each other's interest in the Williams mine and shares of WOC.

         The Williams mine is an underground operation which is accessible by a 4,300-foot shaft. The mine utilizes the longhole, open-stope mining method with cemented and uncemented rock backfill. In addition, 650-750 TPD of lower-grade ore is recovered from a nearby open pit. Waste rock from the open pit is used for backfill in the underground operations. The mine has a 7,000 TPD capacity mill which operated at 7,277 TPD during 1997 with gold recovery at 94.9%. The Williams and David Bell mines share one tailings basin facility located approximately two miles from the mill. Cyanidation and the CIP process are used to recover gold. Water from the tailings basin is treated during the summer months in an effluent treatment plant prior to discharge. Both mines recycle mill make-up water from the tailings pond. The facilities and equipment are modern and in good condition.

         Fresh water for the property is supplied from Cedar Creek and power is purchased from Ontario Hydro via a long-term contract. Propane for heating mine air and surface facilities is purchased under contract.

         During 1997, ore was mined primarily from the Block 3 and Block 4 zones. Ground control problems were experienced during the year limiting access to high-grade stopes. However, by increasing output from the open pit and other areas of the mine, ounces produced were as predicted. Ground conditions will continue to be a concern, but increased use of ground support technology and careful stope scheduling should help mitigate future problems.

         The mine will continue to operate at the average ore reserve grade for the remaining life of the operation. Approximately 43% of the ounces mined in 1997 have been replaced with reserve additions in the Block 3 zone and lower "C" zone.

         During 1997, under an agreement with Franco Nevada Ltd. ("Franco"), a drift was driven, at Franco's expense, from the Williams property onto Franco's adjacent property to carry out an underground exploration program. The agreement gives WOC a right of first proposal for any mineralization which Franco may discover during its exploration activity. During 1997 Franco conducted approximately 33,000 feet of exploration drilling from the Franco drift.

         During 1997, the mine had five minor spills. All incidents were properly reported and corrective action was taken immediately. No citations have been issued and none are expected. With these exceptions, the mine operated in compliance with all environmental permits during 1997.

         The owned property is subject to three net smelter royalties totaling a net effective rate of 2.08% and the Crown mining lease is subject to a net smelter royalty of 0.75%.

         Homestake's share of production was 201,098 ounces in 1997 compared to 205,519 ounces in 1996.

                                     Geology

         The Hemlo Gold Camp occurs within the east-west striking Heron Bay belt of metamorphosed Archean aged rocks (3.5 billion years). The steeply dipping ore bodies lie along the contact between overlying metasedimentary rocks and underlying volcanic rocks. Gold mineralization is hosted primarily by a fine-grained feldspar porphyry unit and is associated with pyrite, barite and molybdenite.

         Homestake has a 50% share of the following amounts:

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                           1997                     1996
                                                                      ----------------         ---------------
           Tons of ore (000)                                                   32,926                  35,449
           Ounces of gold per ton                                               0.150                   0.146
           Contained ounces of gold (000)                                       4,929                   5,169

                           Operating Data (100% Basis)

                                                                           1997                     1996
                                                                      ----------------         ---------------
           Production Statistics:
                Tons of ore milled (000)                                        2,656                   2,583
                Mill feed ore grade (oz. gold/ton)                              0.160                   0.167
                Mill recovery (%)                                                  95                      95
                Gold recovered (000 ozs.)                                         402                     411

           Homestake's Cost per Ounce of Gold Produced:
                Cash operating costs                                             $222                    $214
                Other cash costs                                                    7                       8
                Noncash costs                                                      40                      39
                                                                      ----------------         ---------------
                Total production costs                                           $269                    $261

David Bell Mine

         The David Bell gold mine is located in the Hemlo Gold Camp. The mine is operated by the Teck-Corona Operating Corporation ("TCOC") with TCOC personnel. Homestake and Teck each own a 50% interest in TCOC. The mine commenced operations in 1985.

         The mine is located on the same ore trend as the Williams mine. The property consists of approximately 640 acres held under two freehold patents. Homestake and Teck are required to provide funds equally to TCOC for all costs incurred to operate the mine. Homestake and Teck have mutual rights of first refusal over each other's interest in the David Bell mine and shares of TCOC. Homestake and Teck each have a 50% interest in efforts to explore and develop mineral properties within approximately two miles of the David Bell property.

         The David Bell mine is an underground operation which is accessible by a 3,819-foot shaft. Production is from stopes using longhole mining methods, with cement, tailings, sand and waste rock utilized as backfill. Mill throughput was 1,297 TPD in 1997. Cyanidation and CIP processes are used to recover gold. The facilities and equipment are modern and in good condition.

         Water and power supplies are the same as those at the Williams mine. Treated reclaimed process water is used to service the underground operations.

         The average width of ore at the David Bell mine is decreasing as mining progresses away from the central core of the ore body. In an effort to optimize ore extraction and to minimize development costs, stoping of narrow-width ore by longitudinal longhole retreat continued during the year. Production in 1997 decreased by 6% compared to 1996 primarily as a result of processing lower grade ore. The 1997 ore grade declined, approaching average life-of-mine reserve grade. This trend will continue in 1998 and beyond.

         Approximately 42% of the ounces mined in 1997 have been replaced with ore reserve additions despite a 28% increase in the cut-off ore grade.

         The hourly work force at David Bell is unionized and the collective bargaining agreement with the United Steel Workers of America is in effect through October 1998.

         In December 1997, the mine had a minor propane emission. The incident was properly reported and corrective action was taken immediately. No citation was issued and none is expected. Except as noted, the mine operated in compliance with all of its environmental permits during 1997 .

         The property is subject to a 3% net smelter return royalty.

         Homestake's share of production at the David Bell mine was 89,982 ounces in 1997 compared with 97,736 ounces in 1996.

                                     Geology

         See "Williams Mine - Geology."

         Homestake has a 50% share of the following amounts:

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                           1997                     1996
                                                                      ----------------         ---------------
           Tons of ore (000)                                                    4,785                   5,574
           Ounces of gold per ton                                               0.316                   0.291
           Contained ounces of gold (000)                                       1,512                   1,621




                           Operating Data (100% Basis)


                                                                           1997                     1996
                                                                      ----------------         ---------------
           Production Statistics:
                Tons of ore milled (000)                                          473                     427
                Mill feed ore grade (oz. gold/ton)                              0.397                   0.476
                Mill recovery (%)                                                  96                      96
                Gold recovered (000 ozs.)                                         180                     195

           Homestake's Cost per Ounce of Gold Produced:
                Cash operating costs                                             $184                    $161
                Other cash costs                                                   10                      11
                Noncash costs                                                      45                      45
                                                                      ----------------         ---------------
                Total production costs                                           $239                    $217

Quarter Claim

         The Quarter Claim constitutes approximately one-fourth of a mining claim, which was originally part of the David Bell property, and was optioned to and subsequently acquired by Battle Mountain Gold Company ("Battle Mountain") in 1982. Battle Mountain developed a shaft on the Quarter Claim and reserved hoisting and milling capacity of 500 TPD at its mill to process any ore found on the Quarter Claim. Homestake has a 25% net profits interest in all ore recovered from the Quarter Claim. The net profits interest is based on a deemed production rate, deemed production costs and the market price of gold. The deemed production rate is based upon committed throughput of 500 TPD multiplied by (a) the average ore grade of the remaining Quarter Claim reserves, (b) a recovery factor, and (c) 95%.

         Homestake's share of production at the Quarter Claim was 11,331 ounces in 1997 compared with 11,362 ounces in 1996.

                                     Geology

         See "Williams Mine -- Geology."

         Homestake has a 25% share of the following amounts:

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                           1997                     1996
                                                                      ----------------         ---------------
           Tons of ore (000)                                                      747                     930
           Ounces of gold per ton                                               0.258                   0.258
           Contained ounces of gold (000)                                         193                     240




                           Operating Data (100% Basis)

                                                                           1997                     1996
                                                                      ----------------         ---------------
           Production Statistics:
                Tons of ore milled (000)                                          183                     183
                Mill feed ore grade (oz. gold/ton)                              0.257                   0.257
                Mill recovery (%)                                                  96                      96
                Gold recovered (000 ozs.)                                          45                      45

           Homestake's Cost per Ounce of Gold Produced:
                Cash operating costs                                             $162                    $156
                Other cash costs                                                   10                      12
                Noncash costs                                                       1                       1
                                                                      ----------------         ---------------
                Total production costs                                           $173                    $169

Snip Mine

         The Snip gold mine is located at the junction of Bronson Creek and the Iskut River, 56 air miles north of Stewart in northwestern British Columbia. In April 1996, Prime purchased Cominco's 60% interest in the Snip mine, and now owns 100% of the Snip mine. Through its interest in Prime, the Company has a 50.6% interest in the mine. The mine commenced operations in 1991.

         The property consists of a mining lease with a remaining term of 22 years, together with four mineral claims covering approximately 4,944 acres.

         The mine is serviced by aircraft which utilize a 4,500-foot long landing strip at the minesite to transport personnel, mine concentrates, fuel and other supplies.

         The Snip mine is an underground operation serviced by adits and a haulageway at the mill elevation level. Mining is carried out through a combination of shrinkage, conventional and mechanized cut and fill. Backfill consists of mill tailings and ground waste rock, which is pumped to the mine, and underground waste rock. The mill has a capacity of 500 TPD. Mill tailings not used for backfill are deposited in a tailings facility located adjacent to the mine and reclaimed water is pumped back to the mill. The facilities and equipment are modern and in good condition. Employees work three weeks on followed by three weeks off.

         Approximately 92% of the gold contained in the ore is recovered. A gravity circuit recovers about 36% of the gold and the remaining gold is recovered in flotation concentrates containing approximately ten ounces of gold per ton. The concentrates are sold under a life-of-mine contract to a smelter located in Japan.

         Water is supplied from Bronson Creek and power is produced on site by diesel generators.

         The 1997 surface exploration program was not successful in making any significant additions to the ore reserves. The underground exploration program added modest reserves and based on current milling rates and existing reserves, the mine is expected to operate through approximately June 1999. Diamond drilling scheduled for the first quarter of 1998 will test the remaining exploration targets. If the program is unsuccessful in identifying additional ore grade material, all exploration activity at the Snip mine will be suspended.

         During 1997, the Snip mine had two minor diesel spills. The incidents were properly reported and corrective action was taken immediately. No citations have been issued and none are expected. With these exceptions, the mine operated in compliance with all environmental permits during 1997.

         Homestake's share of gold production in 1997 was 115,644 ounces compared to 101,827 ounces in 1996.

                                     Geology

         The main Twin Zone ore body at the Snip mine is a 1.5 foot to 50-foot thick quartz-carbonate-sulfide-filled shear structure within a Triassic sedimentary unit. Gold primarily occurs as finely disseminated grains along pyrite grain boundaries. Other sulfides within the Twin Zone include pyrrhotite, chalcopyrite and sphalerite, with minor arsenopyrite. The vein structure has been traced over a strike length of 3,300 feet and has a known vertical extent to 1,650 feet. In addition to the Twin Zone, mining is conducted on footwall and hanging wall veins. The 150 vein is the largest of these secondary, narrow veins. The 150 vein adjoins the Twin Zone ore body in the east and runs roughly parallel to it for most of its strike length. In 1997 mining commenced on a small reserve in the T West Zone, which is located to the west of the tailings impoundment.

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                           1997                     1996
                                                                      ----------------         ---------------
           Tons of ore (000)                                                      232                     369
           Ounces of gold per ton                                               0.678                   0.722
           Contained ounces of gold (000)                                         157                     267

                           Operating Data (100% Basis)

                                                                           1997                     1996
                                                                      ----------------         ---------------
           Production Statistics:
                Tons of ore milled (000)                                          165                     171
                Mill feed ore grade (oz. gold/ton)                              0.780                   0.787
                Mill recovery (%)                                                  92                      92
                Gold recovered (1)(000 ozs.)                                      116                     124

           Homestake's Cost per Ounce of Gold Produced:
                Cash operating costs                                             $213                    $190
                Noncash costs                                                     115                     151
                                                                      ----------------         ---------------
                Total production costs                                           $328                    $341

        (1)     Includes recoverable gold contained in dore and in concentrates.


Nickel Plate Mine

         Mining and ore processing at the Nickel Plate mine, located near Hedley, British Columbia, was completed in 1996. Reclamation of the property, in accordance with a plan filed with British Columbia's regulatory agencies, is in progress. At the end of 1997, approximately 79% of the total land affected by mining activities had been reclaimed. Reclamation work includes sloping, covering with soil, and seeding all rock dumps. It will also include treating all water in the tailings impoundment prior to release into the environment. When the water treatment is complete, the plant will be removed and the 80 acre plant site area will be reclaimed. During 1997, the property operated in compliance with all of its environmental permits.


AUSTRALIA

         HGAL is a 50% owner in Australia's largest gold mining operation, the consolidated surface and underground gold operations at Kalgoorlie, Western Australia. HGAL also explores for gold throughout Australia. Australian activities are managed from an office in Perth, Western Australia.

Kalgoorlie Operations

         The Kalgoorlie operations are located 340 miles northeast of Perth, Western Australia on 164 state leases and licenses covering approximately 30,000 acres adjacent to the town of Kalgoorlie. The mineral leases are granted on application for a term of 21 years on conditions covering rental, royalties, expenditure conditions and reporting. They are renewable in the final year. Homestake acquired its interest in the original Kalgoorlie Mining Associates joint venture in 1976. Mining operations in the Kalgoorlie region date back to 1893. Access to the operations is by paved road.

         HGAL owns a 50% interest in the Kalgoorlie operations. Subsidiaries of Normandy Mining Limited ("Normandy") own the other 50% interest. HGAL and
Normandy jointly own and control KCGM, which manages the operations under the direction of a joint management committee. Prior to June 1996, HGAL and Normandy each paid 50% of the costs but under certain circumstances Normandy was entitled to more than 50% of the production from one area of the Super Pit (the "Disproportionate Share"). In June 1996, HGAL purchased Normandy's rights under the Disproportionate Share and HGAL now shares equally with Normandy in all gold produced at the Kalgoorlie operations.

         The Kalgoorlie operation is comprised of two mines, the Super Pit open-pit mine and the Mt. Charlotte underground gold mine. Ore from both of these operations is treated at the Fimiston mill. Two smaller facilities, the Mt Percy and Croesus mills were closed in 1997. The Croesus mill has been demolished and the Mt Percy mill has been mothballed. Sulfide concentrates produced at the Fimiston mill are roasted at the Gidji roaster, located 12 miles north of the main Kalgoorlie operations, prior to final processing at the Fimiston mill. The facilities and equipment at the Kalgoorlie operations generally are in good condition.

         Contractors are employed to conduct the open-pit mining operations, ore and concentrate haulage and some specialized services. Ore from the Mt. Charlotte mine is conveyed to the Fimiston mill by an open conveyor. Fresh water is supplied under allocation from the state water system and is piped 340 miles from Perth. Remaining process water requirements are satisfied using salt water taken from bores and the underground mine. Until September 1996, power was purchased under a number of agreements with the state power authority. Power now is provided under a power supply agreement with Normandy Power Pty Ltd, a company associated with Normandy.

         During 1996, the Kalgoorlie operations had a solutions spill at one of its tailings ponds. The spill was reported timely and remediated. During 1997, the operations were cited for the 1996 spill and paid a fine of A$2,000. Also, during 1997, there was one instance where sulfur dioxide levels in the Kalgoorlie area exceeded air quality limits. The Department of Environmental Protection and KCGM are investigating to determine whether the Gidgi roaster was a principal contributor to the event. With this possible exception, during 1997 the mine operations were in compliance with all environmental permits.

         HGAL's share of gold production from the consolidated Kalgoorlie operations was 425,914 ounces in 1997 compared to 368,816 ounces in 1996. No royalties currently are payable on production. See "CAUTIONARY STATEMENTS - Western Australia Royalty."

         Total cash costs per ounce in 1997 were $259 compared to $291 in 1996. Cash costs were lower in 1997 compared to 1996 primarily due to higher grades, higher tonnage processed and lower milling costs, partially offset by higher mining costs. In addition, there was a 5% decline in the average value of the Australian dollar compared to the US dollar.

         There are a number of native title claims relating to the area of the Kalgoorlie operations, but the validity of those claims has not been determined. In any event, all of the mining leases with respect to active mining operations at Kalgoorlie are pre-1994 leases, and therefore native title claims will not adversely affect the operations. Thirteen mining titles were granted between January 1, 1994 and March 16, 1995, when Western Australia did not comply with the requirement of negotiation in granting these and associated titles. Although there has been no decision on the issue to date, titles granted during that period may be open to challenge on native title grounds. It is possible that proposed Commonwealth legislation may validate such titles to put them beyond doubt. If such titles are found to be invalid due to native title, the State of Western Australia has indicated that it will facilitate regrants and pay any compensation due to aggrieved native title parties. KCGM is in the process of converting two prospecting licenses to mining leases for use of the property for waste rock disposal, and it will be necessary to comply with the right to negotiate process of the Native Title Act in order to ensure the validity of the grant of the mining leases. Native title issues are expected to arise in the process. KCGM is engaged in general discussions with several of the claimants, and KCGM has implemented aboriginal training and employment programs. Homestake does not expect native title issues to have any material adverse effect on the Kalgoorlie operations. (See "RISK FACTORS" on page 103)

Super Pit

         This large open-pit mine is located along the "Golden Mile" ore bodies previously mined from underground.

         In 1997, 75.9 million tons of material were mined containing 10.8 million tons of ore, compared to 78.5 million tons of material mined containing
11.8 million tons of ore in 1996. HGAL's share of Super Pit gold production was 343,644 ounces in 1997 and 305,837 ounces in 1996. The increase in production in 1997 primarily was due to increases in throughput, grade and recoveries.

Mt. Charlotte

         This underground mine uses bulk mining methods and large conventional diesel powered loaders and trucks. The main production level is 3,200 feet below surface. Longhole mass-blast mining techniques are employed. Ore is crushed underground with primary crushers before being hoisted to the surface and conveyed to the Fimiston mill. In February 1997, development work began on a 1.6 mile decline from surface at the northern end of the Super Pit to access from underground the upper level remnants of the Mt. Charlotte orebody and the recently delineated northern orebody. The decline was completed ahead of schedule and below budget in December 1997. HGAL's share of the decline's cost was approximately $2.6 million.

         Ore production and mill throughput increased by 13% at Mt. Charlotte during 1997 due to successful mass blasts that allowed greater flexibility for production.

         In 1997, 1.9 million tons of ore were mined from Mt. Charlotte compared to 1.7 million tons of ore mined in 1996. HGAL's share of gold production was 81,160 ounces in 1997 and 61,024 ounces in 1996.

Mt Percy

         The Mt Percy open cuts were mined to their planned economic depth in July 1992, at which time mining ceased. Previously stockpiled low-grade Mt Percy ore was blended with non-refractory ore from the Super Pit and treated in the Mt Percy mill until it was shut down in June 1997. HGAL's share of Mt Percy gold production was 1,110 ounces in 1997 and 1,955 ounces in 1996.

Mills

         The Fimiston mill is a 35,000-TPD mill with CIP leaching and refractory sulfide flotation circuits. Approximately $90 million (100% basis) was spent during 1995 and 1994 on an expansion program at the Fimiston mill, including a 5,000-TPD free-milling sulfide circuit to treat Mt. Charlotte ore. Additional capital expenditures (100% basis) of $4.2 million in 1997 and $4.4 million in 1996 were incurred for efficiency improvements at the mill. The increased capacity improved the mill's efficiency and replaced the capacity of the Oroya mill, which was dismantled in 1995 to allow for further planned expansion of the Super Pit. The Fimiston mill processed 12.2 million tons of ore in 1997 and 10.6 million tons in 1996.

         The Gidji roaster complex, which comprises two roasters and a CIP circuit, processes all sulfide concentrates produced at the Fimiston mill. The Gidji roaster processed 0.3 million tons of concentrate in 1997 and 0.2 million tons in 1996.

         The Mt Percy mill, a 2,500-TPD mill with a CIP circuit, was mothballed in June 1997.

                                     Geology

         The ore deposits mined in the Kalgoorlie Goldfields occur within an intensely mineralized shear zone system in dolerite host rocks, within the Norseman-Wiluna greenstone belt which is part of the Yilgarn Block of Western Australia. The rocks are of Archaen age. The favorable structural metamorphic and lithologic setting in conjunction with hydrothermal activity controlled gold mineralization. During its history of operations since 1893, in excess of 45 million ounces of gold have been produced from the

Kalgoorlie properties at depths of up to 4,000 feet from high-grade lodes and adjacent disseminated mineralization in the Golden Mile Dolerite, and from the large stockwork zones which characterize the Mt. Charlotte and Reward (underground) ore bodies.

         HGAL has a 50% share (subject to the Disproportionate Share prior to June 1996) of the following amounts:

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                        1997                    1996
                                                                   ---------------         ----------------
        Tons of ore (000)                                                 179,346                  196,589
        Ounces of gold per ton                                              0.066                    0.066
        Contained ounces of gold (000)                                     11,847                   12,892

                           Operating Data (100% Basis)

                                                                        1997                    1996
                                                                   ---------------         ----------------
        Production Statistics:
             Super Pit:
                 Tons of ore mined (000)                                   10,844                   11,836
                 Stripping ratio (waste:ore)                                6.0:1                    5.6:1
                 Tons of ore milled (000)                                  11,183                   10,926
                 Mill feed ore grade (oz. gold/ton)                         0.069                    0.065
                 Mill recovery (%)                                             88                       87
                 Gold recovered (000 ozs.)                                    687                      612

             Mt Percy:
                 Tons of stockpiled ore milled (000)                          105                      200
                 Mill feed ore grade (oz. gold/ton)                         0.025                    0.025
                 Mill recovery (%)                                             83                       83
                 Gold recovered (000 ozs.)                                      2                        4

             Mt. Charlotte:
                 Tons of ore mined (000)                                    1,919                    1,694
                 Tons of ore milled (000)                                   1,931                    1,707
                 Mill feed ore grade (oz. gold/ton)                         0.091                    0.079
                 Mill recovery (%)                                             92                       91
                 Gold recovered (000 ozs.)                                    163                      122

             Combined Production Statistics:
                 Tons of ore mined (000)                                   12,763                   13,530
                 Tons of ore milled (000)                                  13,219                   12,833
                 Mill feed ore grade (oz. gold/ton)                         0.072                    0.067
                 Mill recovery (%)                                             89                       88
                 Gold recovered (000 ozs.)                                    852                      738



             Homestake's Consolidated Cost per Ounce of Gold
                 Produced:
                 Cash operating costs                                        $259                     $291
                 Noncash costs                                                 55                       60
                                                                   ---------------         ----------------
                 Total production costs                                      $314                     $351

CHILE

         Homestake conducts exploration programs throughout Chile. Homestake's office is in Santiago, Chile.

         In July 1996, Homestake and Corporacion Nacional del Cobre Chile ("Codelco"), a state-owned mining company in Chile, formed a new company, Agua de la Falda S.A. ("La Falda"), to explore near Homestake's former El Hueso mine in northern Chile. Homestake and Codelco contributed property interests in the area to the new company. In addition, Codelco contributed the existing El Hueso plant which had been under lease to Homestake. Homestake owns 51% of the corporation and Codelco owns the remaining 49% interest.

         La Falda holds mining properties covering approximately 8,336 acres. Included within those properties is the new Agua de la Falda mine that was developed, and is operated by La Falda, to mine the 187,000 ounces of oxide reserves discovered on the property by Homestake. The Agua de la Falda mine is located approximately three miles northeast of the former El Hueso mine, in the Maricunga District of Chile about 600 miles north of Santiago at an elevation of approximately 12,500 feet. Access to the property is by 14 miles of dirt road.

         Construction of facilities and underground mine development for the Agua de la Falda mine commenced in late 1996. Construction was completed ahead of schedule and below budget at a total cost of approximately $6.5 million. Mining commenced in January 1997 and gold production began in April 1997. The operation utilizes both room-and-pillar and post-pillar underground mining methods. The existing El Hueso facility is used to heap leach the Agua de la Falda ore using the Merrill Crowe process to recover the gold from solution. Production in 1997 was 31,417 ounces. Production is expected to average 40,000 to 45,000 ounces annually during 1998 through 2000.

         Water and power is purchased from Codelco.

         Exploration drilling conducted in 1997 encountered an additional oxide ore zone, adding 300,000 tons at a grade of 0.18 ounces of gold per ton to proven and probable reserves. This additional ore will be mined through the La Falda mine.

         No royalties are payable on the production from the current Agua de la Falda reserves. However, any ores which may be extracted from the northern area of the property are subject to royalty payment of 1.5% of net smelter returns on production of over one million ounces.

         Drilling and metallurgical testing continues on the much larger Jeronimo deposit, where, to date, approximately 15 million tons of unoxidized mineralized material (100% basis), at an average grade of 0.160 ounces per ton, have been outlined. Metallurgical testwork is underway to develop an economic treatment method.

         In February 1995, the El Hueso mine closed as reserves were depleted. Reclamation of the El Hueso mine site continued during 1997. There is little flora or fauna present in the Maricunga District, and no water sources are located nearby. Nonetheless, continued environmental monitoring will be carried out for a period of time.

                                     Geology

         The La Falda property is located within the Potrerillos porphyry copper district and comprises Mesozoic marine sediments that have been overlain by Tertiary volcanics and intruded by Tertiary porphyries. Gold mineralization has been mined historically in sediments and volcanics but the Agua de la Falda and Jeronimo deposits are hosted largely by a single, permeable, gently dipping carbonate unit.

         Homestake has a 51% share of the following amounts:

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                           1997                     1996
                                                                      ----------------         ---------------
           Tons of ore (000)                                                    1,290                   1,032
           Ounces of gold per ton                                               0.167                   0.181
           Contained ounces of gold (000)                                         215                     187

                           Operating Data (100% Basis)

                                                                           1997
                                                                      ----------------
           Production Statistics:
                Tons of ore leached (000)                                         281
                Ore grade (oz. gold/ton)                                        0.172
                Recovery (%)                                                       65
                Gold recovered (000 ozs.)                                          31

           Cost per Ounce of Gold Produced:
                Cash operating costs                                             $213
                Noncash costs                                                      82
                                                                      ----------------
                Total production costs                                           $295

BULGARIA

         During 1997, Homestake entered into agreements with Navan Resources Plc, an Irish public company ("Navan"), with regard to the Chelopech mine and exploration activities in Bulgaria. In November 1997, Homestake purchased a 20% interest in Navan Bulgarian Mining BV, a Netherlands company ("Navan BV"), that was formerly a wholly-owned subsidiary of Navan. Homestake's initial debt and equity investment in Navan BV was $12 million. Navan BV owns a 68% interest in Bimak AD, a Bulgarian company that owns and operates the surface facilities at the Chelopech copper-gold mine near Sofia, Bulgaria. The other 32% of Bimak is owned by Chelopech EAD, a government-owned corporation that owns and operates the Chelopech mine. Bimak AD provides consulting services to Chelopech and purchases the ore from the Chelopech mine at cost plus a 1% gross royalty.

         Homestake has agreed, under certain circumstances, to invest an additional $18 million in debt and equity of Navan BV, which would result in Homestake owning 51% of Navan BV, and give Homestake the right to become operator of the project. The investment of the additional $18 million is dependent on satisfactory outcome of the Chelopech EAD privatization and concession grant discussions described below, approval by Homestake and Navan of an expansion plan for the mine and mill, and receipt of financial commitments from lenders for additional funding for the expansion plan. Under certain circumstances, (i) each of Homestake and Navan will severally guarantee up to $10 million of financing for an expansion and (ii) Homestake will provide up to an additional $10 million if financing of up to $20 million from third-party lenders is not available.

          Production at the Chelopech mine in 1996 was 629,600 tons of ore at an average grade of 0.106 ounces of gold per ton and 1.10% copper, and production for 1997 is estimated at 658,400 tons of ore at an average grade of 0.10 ounces per ton of gold and 1.20% copper. Production from the Bimak mill, including recoverable gold and copper contained in concentrates and black sands sold to others for processing, was 56,604 ounces of gold and 11.0 million pounds of copper in 1996, and an estimated 56,318 ounces of gold and 12.9 million pounds of copper in 1997. Mineralized material at the Chelopech mine is estimated at approximately 28.7 million tons of ore at an average grade of 0.11 ounces of gold per ton and 1.40% copper.

         Homestake and Navan are now engaged in discussions with the Bulgarian government regarding the privatization of Chelopech EAD and the confirmation of secure concession rights in mineralization in and around the mine for the privatized company. Those discussions contemplate that Navan BV or Bimak (or other company owned by Homestake and Navan) would acquire a minimum of 80% of Chelopech EAD, with up to 20% to be made available principally to employees of Chelopech. Homestake is also engaged in the development of an expansion plan for the Chelopech mine and the related Bimak mill and facilities, the implementation of which would be dependent upon the outcome of the privatization discussions with the Bulgarian government.

         During November 1997, Homestake bought a 32% interest in Navan's Bulgarian exploration projects and program for $4 million. Homestake is obligated to invest an additional $4 million in the exploration program during the next three years, which will result in Homestake's owning a 50% interest in and having the right to become the operator of the exploration program.

                                     SULFUR

         Homestake owns an undivided 16.7% interest in the Main Pass 299 sulfur deposit, which at December 31, 1997 contained proven recoverable reserves of approximately 64.3 million long tons of sulfur. Freeport-McMoRan Sulphur Inc. ("FMS") owns the remaining 83.3% of the deposit and is the operator under a joint operating agreement.

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

         The sulfur deposit is being mined using the Frasch process, a method of extraction which injects high-temperature (330(degree)) sea water to liquefy the sulfur, which is then pumped to surface. Initial sulfur production commenced in 1992 and full sulfur production levels of 5,500 TPD were reached in December 1993. Sulfur production averaged 5,200 TPD during 1997, down from 5,500 TPD in 1996. The reduction was a planned response to a weakening sulfur market. Based on current reserve estimates, projected costs and prices, annual production (100% basis) is expected to average two million long tons over a remaining reserve life currently in excess of 30 years.

         FMS filters, blends, markets and delivers Homestake's share of sulfur production under an agreement having an initial term of ten years from commencement of production in 1992. Homestake can terminate the agreement by giving FMS two years notice.

         Homestake's realized sales price for sulfur is a blend of various market prices, including the Tampa market, and is net of a 2.625% marketing fee.

         In the third quarter of 1997, due to a prolonged period of low sulfur prices and Homestake's current assessment of estimated future cash flows, the Company wrote off its entire remaining $107.8 million investment in the Main Pass 299 sulfur mine. As a result, the Company's carrying value of the Main Pass 299 sulfur mine was reduced to zero at September 30, 1997.

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

         Oil and gas production, which peaked during 1992, is expected to continue to decline over the next few years. Oil production (100% basis) totaled
3.3 million barrels in 1997 compared to 3.9 million barrels in 1996. Homestake's share of remaining recoverable oil reserves at December 31, 1997 is estimated to be 1.1 million barrels after adjusting for the federal royalty and future production due to Chevron. The remaining carrying value of Homestake's investment in the Main Pass 299 oil and gas property was $3.8 million at December 31, 1997.

         Homestake has a 16.7% share of the following amounts:

                    Year-end Proven and Recoverable Reserves
                                  (100% Basis)

                                                                        1997                    1996
                                                                   ---------------         ----------------
        Tons of sulfur (000)                                               64,287                   66,182
        Barrels of oil (000)                                                8,738                   12,751

                       Production Statistics (100% Basis)

                                                                        1997                    1996
                                                                   ---------------         ----------------
        Tons of sulfur (000)                                                1,894                    1,950
        Barrels of oil (000)                                                3,298                    3,900





                            Homestake's Per Unit Data

                                                                        1997                    1996
                                                                   ---------------         ----------------
        Average Sales Realization:
             Per ton of sulfur                                                $59                      $60
             Per barrel of oil                                                 18                       19

        Production Costs:
             Sulfur cash operating costs per ton                              $66                      $57
             Sulfur noncash costs per ton                                       8                       11
                                                                   ---------------         ----------------
             Total production costs                                           $74                      $68

             Oil cash operating costs per barrel                              $10                       $5
             Oil noncash costs per barrel                                       7                        7
                                                                   ---------------         ----------------
             Total production costs                                           $17                      $12


                       MINERAL EXPLORATION AND DEVELOPMENT

         Total exploration expenses, including in-mine grass roots exploration at Homestake's operating mines, were $48.4 million in 1997 and $45.4 million in 1996. The Company currently plans to spend $35 million on existing Homestake exploration projects during 1998. Expenses related to the in-mine definition drilling at Homestake's operating mines totaled an additional $4 million in 1997 and $5 million in 1996. In-mine definition drilling expenses are included in the individual mine property operating expenses and cost per ounce calculations.

United States

         United States exploration expenses totaled approximately $13.9 million in 1997 and $11.9 million in 1996. Domestic exploration expenses in 1998 are budgeted to be $10.3 million.

         Exploration of a deep sulfide gold system beneath the Ruby Hill open pit established that the mineralization occurs in two zones of altered carbonate rocks. Delineation drilling of the East Archimedes deposit completed in 1997 indicates mineralization of 7.2 million tons at an average grade of 0.073 ounces of gold per ton. Evaluation and testing of this deposit will continue in 1998. Exploration plans for 1998 include several wide-spaced deep holes to search for larger concentrations of higher-grade mineralization and the testing of additional shallow targets to search for more oxide reserves. Exploration expenditures totaled $2.4 million during 1997 and $1.7 million of work is planned for 1998.

         At the Pinson property, 50% owned by each of Homestake and Barrick and managed by Homestake, 1997 expenditures totaled $4.8 million (100% basis), including $0.7 million of in-mine target drilling. Drilling of deep target zones in 1997 yielded several holes of possible interest that will be followed up in 1998. Homestake has budgeted $1.5 million for its share of 1998 exploration expenditures.

         Homestake has secured a major land position in the old Pioche mining district in eastern Nevada and has delineated several targets. Drill testing began in the fourth quarter of 1997 and will continue into 1998. Expenditures for 1997 totaled $1.5 million and $0.8 million is budgeted for 1998.

         In-mine target exploration at the Round Mountain mine (25% owned by Homestake) expanded in 1997, and Homestake's share of expenditures was $0.5 million. A similar level of expenditures is planned for 1998.

         At the Homestake mine, exploration for new targets within the mine has resumed, and two areas of prospective iron formation have been selected for test drilling. Total expenditures for new target testing and in-mine resource drilling in 1997 were $1.9 million. Planned expenditures for 1998 are $1.1 million.

International

         Homestake conducts gold exploration in a number of countries outside of the United States. International exploration expenses totaled approximately $34.5 million in 1997 and $33.5 million in 1996, and $24.9 million of expenditures are planned for 1998.

         In Canada, Homestake's exploration is conducted jointly with Prime (Homestake 51%, Prime 49%) under an agreement that extends through 1998. This agreement covers all of Canada except for areas of interest surrounding current operating mines and some pre-agreement exploration properties.

         At Eskay Creek, surface and in-mine target drilling in 1997 discovered additional mineralization lateral to both the 21B and 21C zones. At the northern end of the 21B orebody, two down-plunge exploration holes encountered significant gold intercepts. These intercepts will be followed up with future underground drilling. In mid-1997 an exploration agreement was signed on the Corey property, located 8 miles south of the Eskay Creek mine and covering similar geology. The 1997 exploration program for the Eskay Creek district totaled $3.6 million, and 1998 expenditures are budgeted at $3.5 million.

         Homestake explores for gold in several geologic belts in the Andes, with emphasis on northern Chile, northern Argentina and central Peru. In Chile, gold production commenced in 1997 from the oxide portion of the Jeronimo deposit on the Agua de la Falda property. Drilling and metallurgical testing continues on the much larger, refractory portion of the Jeronimo deposit where, to date, approximately 15 million tons of unoxidized mineralized material, at an average grade of 0.160 ounces of gold per ton, has been outlined. Metallurgical testwork is underway to develop an economic treatment method. Drill testing of several other targets is ongoing. Exploration expenditures on the property were $2.0 million in 1997 and are budgeted to be similar in 1998.

         In the northern part of South America, exploration in Venezuela and French Guiana has been disappointing. In northern Brazil, a large land package has been acquired in a poorly explored gold belt and this will be Homestake's exploration focus for 1998. Total exploration expenditures for the northern part of South America were $8.4 million in 1997 and are budgeted to decrease to $2.2 million in 1998.

         Homestake explores for gold in several areas of Australia, with an emphasis on the Yilgarn area of Western Australia. During 1997, a discovery of poly-metallic mineralization was made at the Kundip Project in the southern part of Western Australia. The project is at an early stage and several additional targets are being prepared for ongoing drill testing. Exploration expenditures in Australia, including Homestake's 50% share of exploration expenditures at Kalgoorlie, were $8.7 million in 1997 and are budgeted at $6.7 million for 1998.

         During 1997, Homestake significantly increased its involvement and commitment in Eastern Europe. Homestake acquired a 32% interest in Navan's Bulgarian exploration concessions for $4 million. Over the next three years, Homestake will fund $4 million of exploration expenditures and will then hold a 50% position and will be operator of the Bulgarian exploration program. Homestake is also exploring several concessions in western Poland with FX Energy Inc. and investigating other properties in Hungary and Romania. Expenditures were $1.4 million in 1997 and are budgeted to increase to $4.2 million in 1998.


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

         "Noncash costs" are costs that are typically accounted for ratably over the life of an operation and include depreciation, depletion and amortization of capital assets, accruals for the costs of final reclamation and long-term monitoring and care that are usually incurred at the end of mine life, and the amortization of the economic cost of property acquisitions, but exclude amortization of deferred tax purchase adjustments relating to property acquisitions established in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" as these deferred tax purchase adjustments did not involve any economic resources of the Company.

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


INFORMATION ON RESERVES

      Gold

         The proven and probable gold ore reserves stated in this report reflect estimated quantities and grades of gold in in-situ deposits and in stockpiles of mined material that Homestake believes can be recovered and sold at prices sufficient to recover the estimated future cash costs of production and remaining investment. The estimates of cash costs of production are based on current and projected costs. Estimated mining dilution has been factored into the reserve calculation. The Company used a price of $325 per ounce of gold in its mine-by-mine evaluation of short-lived properties and a price of $350 per ounce of gold for its other gold mining properties at December 31, 1997. The Company used a price of $375 per ounce of gold in calculating reserves at December 31, 1996.

      Silver

         The proven and probable silver ore reserves have been calculated on the same basis as gold ore reserves and were based on a spot price of $5 per ounce of silver in 1996 and 1997.

      Sulfur

         Homestake's proved sulfur reserves represent the quantity of sulfur in the Main Pass 299 deposit for which geological, engineering and marketing data give reasonable assurance of recovery and sale under projected economic and operating conditions. As noted above, in the third quarter of 1997, the Company wrote down its investment in the Main Pass 299 sulfur assets to zero.

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


                      OVERVIEW OF AUSTRALIAN, CANADIAN AND
                    UNITED STATES REGULATION OF MINING RIGHTS

Australia

         The mining of hard rock minerals onshore in Australia is regulated by State or Territory legislation and regulation which is administered by a responsible government department within each jurisdiction. Each State and Territory has its own separate mining regime and there is little uniformity of legislation and regulations on an Australia-wide basis. In all States and Federal Territories, gold, silver and uranium belong to the Crown. As a general rule, the Crown is also vested with ownership of other minerals. Private ownership can, however, occur in all Australian jurisdictions other than in South Australia and the Northern Territory. In general, rights to explore, mine and produce minerals onshore are granted by the State or Territory government where those rights are sought.

         In general, exploration is authorized by statutory title with some jurisdictions providing for a suite of exploration titles with varying rights and fees, according to the amount of samples that may be extracted. Such titles are usually granted for relatively short periods and, in some cases, only upon approval by the relevant government department of a program of work and expenditure or subject to minimum expenditure commitments.

         Titles which allow mining may be granted, usually with priority given to the holder of the underlying exploration title for that land, upon application to the government department in the jurisdiction where the deposit is located. In respect of most minerals, royalties are payable to the government of the jurisdiction where production occurs.

         A special regime applies in most jurisdictions in respect of mining on private land. This usually obliges the title holder to pay compensation to the landowner for losses arising from the exercise of rights to enter, explore or mine the land.

Canada

         Mining rights in Canada are within the authority of the individual provinces. Although there are some variations among the provinces with regard to specific features, the general requirements are similar. The ownership of and the granting of rights to exploit minerals generally remains with the provincial government. Persons seeking to exploit most minerals (including gold and silver) may stake claims on government property open to exploitation. An initial fee is payable on staking of a mining claim. There are annual minimum work requirements although cash may be paid in lieu of minimum work requirements in most provinces. The development of a mine requires that mining claims be converted to mining leases. Mining leases are granted for a specific term of years (up to 21 years in Ontario and up to 30 years in British Columbia), with the right of renewal. There are generally limited annual rental or royalty payments. There may be overlapping use rights on the same property, such as mining and forestry, in which case the terms on which multiple uses take place will generally be negotiated between the parties and will be specified in the mining lease.

         In December 1997, the Supreme Court of Canada re-affirmed the existence of aboriginal tribal rights in land in British Columbia used or occupied by their ancestors in 1846. Those rights may vary from limited rights of use up to aboriginal title. The decision did not address how aboriginal rights or title are to be reconciled with property and tenure rights previously sold or granted by the government. The Court did confirm that the extent of the aboriginal rights (including whether the rights rise to the level of "aboriginal title") will depend on, among other things, the extent of prior aboriginal use and occupation. The Court also confirmed that, depending on the nature of the aboriginal rights, consultation with and compensation to (and possibly consent of) aboriginal groups may be required in connection with sales of government land or granting of mining, forestry and other rights to use government owned land. In the future, it can be expected that the granting of mining claims and mining leases may be subject to the determination of aboriginal rights in the affected property, and may involve negotiation of training and employment, community improvement, compensation and other agreements with aboriginal groups having rights in the property. The law in this area is new and developing.

         In some areas there are mineral rights that are privately owned, the rights having been previously alienated by governmental action. In the case of privately held mineral rights, the owner is free to negotiate terms on which mining may take place. If the surface and minerals are held by different persons, negotiations between the surface and mineral rights holder will be required if the matter is not governed by pre-existing agreements. In some jurisdictions disagreements over rights of surface use may be resolved by a government agency having authority to determine use and compensation.

United States

         Title to and right to mine hard rock minerals in the United States is governed by the law of each state, except as to public lands of the United States federal government that are open to exploration, which are governed by the Mining Law of 1872, as amended.

         In general, real property law in the United States is based on the English common law of real property. In general, under the law of each state in the United States, title to minerals and the right to mine is vested in the surface owner, unless separately alienated. The surface owner can transfer all or part of the mineral rights separate from the surface, or can transfer the surface and retain ownership of mineral rights. Mineral rights may be further alienated, may be leased and subleased, and also may be subdivided among more than one owner, including alienation with the disposing party retaining the right to receive royalties or other payments.

         If the surface and the mineral rights are held by different persons, state laws vary as to priority and other rights as between the parties. Transfer documents by which the surface and mineral rights were separated may govern. In the absence of agreement or provision in title documentation, in some states, mineral right holders have priority of use and occupancy but must compensate the surface holder for injury to the surface estate. In some states, the mineral right holders have priority of use and no compensation obligation. A few states have private condemnation statutes, which permit holders of mineral rights to exercise the power of eminent domain to secure access to minerals and to provide a portion of the surface for use in the conduct of mining.

         Mineral rights holders have no royalty or payment obligation in respect of minerals to a government entity unless the government entity happens to hold title to or a royalty or payment interest in the mineral rights in the same way as a private owner. However, some states have enacted severance taxes applicable to production of minerals from property within the jurisdiction.

         Under the United States Mining Law of 1872, United States citizens (including corporations incorporated in the United States) may stake mining claims upon United States federal government property open to exploration ("unpatented mining claims"). An initial fee is payable on staking and annual maintenance fees are also payable. Under current law, persons staking such unpatented mining claims, upon the making and documenting of a discovery of most minerals (including gold and silver) in commercial quantities, are entitled to mine for the mineral without payment of royalties or other fees (other than the annual claim maintenance fee). In addition, the holder of an unpatented mining claim who has made a commercial discovery is entitled to secure title to the mineral and surface estates of the property subject to the mining claim ("patented mining claim") at nominal cost. Only certain federal public lands, principally in the Western United States, are open to exploration. A patented mining claim gives the holder the full fee interest in the property. Holders of unpatented and patented mining claims may sell or lease claims in the same way as fee property.

                              ENVIRONMENTAL MATTERS

General

         Homestake has a policy of conducting extensive environmental audits of its operations in order to minimize the impact of its operations on the environment and to monitor compliance with applicable environmental laws and regulations. A committee of the Homestake Board oversees the establishment and implementation of environmental policy. Environmental audits have been conducted on all of Homestake's operations within the last three years.

         Homestake has made significant capital expenditures to minimize the effects of its operations on the environment. Capital expenditures primarily are for the purchase or development of environmental monitoring equipment and containment of tailings and waste rock. In 1997, these expenditures totaled approximately $18 million compared to $7 million in 1996. Homestake estimates that during 1998, capital expenditures for such purposes will be approximately $7 million and that during the five years ending December 31, 2002, such capital expenditures will be approximately $20 million.

         Homestake also incurs significant operating costs in order to protect the environment. Operating costs include current reclamation costs, costs for environmental monitoring and studies to identify and quantify environmental impacts, if any, and accruals for future reclamation expenditures. Such additional costs totaled approximately $28 million in 1997, compared with approximately $17 million in 1996, not including related depreciation expense of $2 million and $3 million, respectively. Homestake estimates that environmental and related operating and depreciation costs in 1998 will be approximately $16 million and $3 million, respectively. The above amounts exclude expenditures related to the Company's discontinued uranium operations.

         Under applicable law and the terms of permits under which Homestake operates, Homestake is required to reclaim land disturbed by its operations. In the mining industry, most reclamation work takes place after mining and related operations terminate. With respect to nonoperating properties, Homestake believes that it has fully provided for all remediation liabilities and for estimated reclamation and site restoration costs. Homestake's provisions are evaluated regularly and adjusted when necessary. At September 30, 1997, the Company determined that it was necessary to increase the reclamation accruals at certain of its nonoperating properties including the Santa Fe mine in Nevada, the Nickel Plate mine in Canada and the Grants uranium complex in New Mexico to reflect revised estimates, changed conditions and more stringent future reclamation requirements. Accordingly, a charge of $29.1 million was recorded at that time. Homestake charges reclamation costs incurred in connection with its exploration activities as expenses in the year in which incurred. For mining operations, Homestake provides for final reclamation on a units-of-production basis over the individual operating mine lives. In addition, Homestake has adopted a policy of conducting reclamation concurrently with mining operations where practical. As a result, an increasing amount of reclamation is being conducted simultaneously with mining. At December 31, 1997 and 1996, Homestake had accrued a total of $83 million and $55.4 million, respectively, for future reclamation and related costs.

         Homestake's operations are conducted under permits issued by regulatory agencies. Many permits require periodic renewal or review of their conditions.
Homestake cannot predict whether it will be able to renew such permits or whether material changes in permit conditions will be imposed.

RCRA

         The United States Environmental Protection Agency ("EPA") has not yet issued final regulations for management of mining wastes under the United States Resource Conservation and Recovery Act ("RCRA"). The ultimate effects and costs of compliance with RCRA cannot be estimated at this time.

CERCLA

         The United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") imposes heavy liabilities on any person who is responsible for an actual or threatened release of any hazardous substance, including liability for oversight costs incurred by the EPA. Legislative proposals and congressional hearings for CERCLA reauthorization have occurred in 1994 through 1997. CERCLA reauthorization is expected to be enacted in 1998.

Whitewood Creek

         Mining companies operating in the Black Hills of South Dakota, including Homestake, placed mine tailings in Whitewood Creek in Western South Dakota beginning in the nineteenth century. Some tailings placed in Whitewood Creek eventually flowed into the Belle Fourche River, the Cheyenne River and downstream therefrom. Placement of mine tailings into Whitewood Creek was authorized by the laws of the United States, the Dakota territory and the State of South Dakota, and Whitewood Creek was later specifically designated by the State of South Dakota as a disposal stream for mine tailings and for the disposal of raw sewage and other municipal waste. Consequently, all mine tailings placed by Homestake in Whitewood Creek were placed there with the consent and encouragement of the State of South Dakota and the United States government and in compliance with applicable laws. In response to changes in legal requirements, Homestake ceased the placement of mine tailings into Whitewood Creek in 1977 and for more than 20 years the Homestake mine has impounded all mine tailings that are not redeposited in the mine.

         In 1983, the United States EPA designated an 18-mile stretch of Whitewood Creek and adjacent land as a superfund site and placed it on the National Priorities List ("NPL") under CERCLA. The EPA asserted that the discharges of tailings by mining companies, including Homestake, contaminated the soil and stream bed. During the period from 1982 through 1990, extensive studies of the superfund site were conducted at Homestake's expense to identify any public health and environmental issues related to the site and appropriate remedial action. In August 1990, Homestake signed a consent decree with the United States Environmental Protection Agency ("EPA") in United States of America v. Homestake Mining Company of California, U.S. Dist. Ct., W.D.S.D., Civ. Action No. 90-5101. Under the consent decree, Homestake conducted remedial work at its expense and also reimbursed the EPA for its oversight costs. Remedial field work was completed in 1993. The decree also provided for the three counties in which the property is located to enact institutional controls which would limit the future use of the property included within the area of the superfund site. Institutional controls were adopted in all three counties. In addition, Homestake offered to purchase all properties along Whitewood Creek that were affected by the institutional controls. Approximately $3 million has been spent to date to acquire property along Whitewood Creek and the Company estimates that the total cost for purchasing all of the remaining affected property would be an additional $3 million. These costs are expensed as and when incurred.

         The consent decree was terminated by the court on January 10, 1996. The Whitewood Creek site was deleted from the NPL on August 13, 1996. In the deletion notice, the EPA stated that "EPA, in consultation with the State of South Dakota, have determined that the Site poses no significant threat to public health or the environment." Whitewood Creek now supports a thriving trout fishery and the adjacent area provides significant wildlife habitat for a number of species, as well as water and grazing for cattle and other farm animals.

         In July 1997, Homestake received a letter from the United States Fish and Wildlife Service and the Cheyenne River Sioux Tribe stating that the Department of the Interior intended to file suit against Homestake to recover alleged natural resource damages and assessment costs under CERCLA and the Clean Water Act with respect to alleged releases of hazardous substances at Whitewood Creek in South Dakota. HMCC agreed to a limited waiver of statutes of limitations until November 25, 1997 to facilitate settlement discussion.

         On September 25, 1997 the State of South Dakota filed an action against Homestake, State of South Dakota v. Homestake Mining Company of California, U.S. Dist. Ct., W.D.S.D., Civ. Action No. 97-5078. The action relates to the same general matter which is the subject of the above referenced letter - placement of mine tailings in Whitewood Creek. In the complaint, the State of South Dakota alleged that HMCC disposed of mine tailings in Whitewood Creek and that such disposal resulted in injuries to natural resources in Whitewood Creek and downstream in the Belle Fourche River, the Cheyenne River and Lake Oahe on the Missouri River (the "NRD Site"). The complaint also alleged that the State of South Dakota incurred assessment costs. The State of South Dakota claims that it is a trustee authorized under CERCLA to bring such action. The complaint also contained a pendent state law claim, alleging that the tailings placed in Whitewood Creek constitute a continuing public nuisance in and around the NRD Site downstream from Whitewood Creek. The complaint asks for abatement of the nuisance, damages in an unascertained amount, costs and interest.

         In its answer to the state complaint, Homestake denied that there has been any continuing damage to natural resources or nuisance caused by Homestake as a result of the placement of tailings in Whitewood Creek. Among other defenses, it is also the position of Homestake that as a result of the State of South Dakota's ownership of Whitewood Creek and designation of Whitewood Creek as an authorized disposal site under state authority, the State of South Dakota was and is the owner and operator of the waste disposal facility and is responsible for all past and future damages and any continuing nuisance resulting therefrom. Homestake has also counterclaimed against the State of South Dakota seeking cost recoupment, contribution and indemnity from the State of South Dakota, in its capacity as an owner and operator of a disposal facility, for expenses previously incurred and to be incurred in the future with respect to Whitewood Creek and downstream areas.

         On November 25, 1997, the United States government and the Cheyenne River Sioux Tribe (the "Federal Trustees") filed an action against HMCC, United States of America et al. v. Homestake Mining Company of California, U.S. Dist. Ct, W.D.S.D., Civ. Action No. 97-5100. This action relates to the matters referenced in the letter described above and which are the subject of the federal cause of action brought by the State of South Dakota, described above, with respect to the NRD Site. The complaint seeks response costs and damages in unspecified amounts, costs and attorneys fees.

         In its answer to the complaint by the Federal Trustees, Homestake denied that there has been any continuing damage to natural resources. Among other defenses, it is also the position of Homestake that the United States government approved and authorized deposit of tailings in Whitewood Creek, including designation of Whitewood Creek as a disposal site under federal authority, and is therefore responsible for any past and future damages, and that the matters at issue have been previously litigated and are the subject of a prior final judgment between Homestake and the United States government.

Homestake has also counterclaimed against the Federal Trustees seeking cost recoupment, contribution and indemnity.

         HMCC intends to vigorously defend these actions and to seek cost recoupment, contribution and indemnity from the State of South Dakota, federal, state and other government entities and agencies, and other persons who participated in ownership and/or operation or otherwise encouraged use of Whitewood Creek as a waste disposal site, who disposed of waste in Whitewood Creek or its receiving waters, or who have owned property or otherwise conducted activities which may have contributed to any alleged damage in the NRD Site.

         In the opinion of the Company, there is no basis for the claims by the State of South Dakota or by the federal government and the Cheyenne River Sioux Tribe. The Company is also of the opinion that Homestake has valid defenses and counterclaims against the State of South Dakota, the United States government and the Cheyenne River Sioux Tribe, as well as potential counterclaims and crossclaims against other governmental entities and agencies, and other persons who participated in ownership and/or operation or otherwise encouraged use of Whitewood Creek as a waste disposal site, who disposed of waste in the NRD Site, or who have owned property or otherwise conducted activity within the NRD Site which may have contributed to any alleged damage. The Company does not believe that resolution of these matters will have a material adverse effect on the business or financial condition or results of operations of the Company.

Grants Tailings

         Homestake's closed uranium mill site near Grants, New Mexico is listed on the NPL. The EPA asserted that leachate from the tailings contaminated a shallow aquifer used by some of the residents in adjacent residential subdivisions. Homestake paid the cost of extending the municipal water supply to the subdivisions. Homestake also has operated a water injection and collection system since 1976 that has significantly improved the quality of the aquifer. The estimated costs of continued remediation are included in the accrued reclamation liability. Homestake has settled with the EPA concerning its oversight costs for this site and no additional oversight costs are accruing. Homestake signed a Consent Decree with the EPA related to the ground water issues and an Administrative Order on Consent ("AOC") for radon studies of the adjacent subdivisions. The radon studies in the subdivisions determined that there was no contamination or impact. The work required by the Consent Decree and AOC has been completed and both have been terminated.

         Under Nuclear Regulatory Commission ("NRC") regulations, the decommissioning of the uranium mill tailings facilities is in accordance with the provisions of the facility's license. The facility license sets the closure of the two tailings impoundments as 2004 and 2013, subject to extension under certain circumstances. The NRC and EPA signed a Memorandum of Understanding in 1993 which has established the NRC as the oversight and enforcement agency for decommissioning and reclamation of the site. Mill decommissioning was completed in 1994 and final closure of the Grants large tailings site is scheduled for completion in 2003. During 1997, the Company incurred approximately $3 million of reclamation expenditures at the Grant's facility and an additional $3.7 million is planned to be expended during 1998.

         Title X of the Energy Policy Act of 1992 (the "Act") and subsequent amendments to the Act authorized appropriations of $335 million to cover the Federal Government's share of certain costs of reclamation, decommissioning and remedial action for by-product material (primarily tailings) generated by certain licensees as an incident of uranium sales to the Federal Government. Reimbursement is subject to compliance with regulations of the Department of Energy ("DOE"), which were issued in 1994. Pursuant to the Act, the DOE is responsible for 51.2% of the past and future costs of reclaiming the Grants site in accordance with Nuclear Regulatory Commission license requirements. Through December 31, 1997 the Company has received $21.1 million from the DOE and the accompanying balance sheet at December 31, 1997 includes an additional receivable of $10.9 million for the DOE's share of reclamation expenditures made by the Company through 1997. The Company believes that its share of the estimated remaining cost of reclaiming the Grants facility is fully provided in the financial statements at December 31, 1997.

         In 1983, the State of New Mexico filed claims against Homestake for natural resource damages resulting from the Grants site. The State has taken no action to pursue the claims.

Lead

         Prior to May 1986, Homestake Lead Company of Missouri ("HLCM"), a wholly-owned subsidiary of the Company, was a joint venturer and partner with subsidiaries of AMAX, Inc. ("AMAX") in the production of lead metal and lead concentrates in Missouri. In May 1986, HLCM acquired AMAX's interest in the Missouri facilities and operations and agreed to assume certain limited liabilities of AMAX in connection with the Missouri facilities. In June 1991, HLCM and AMAX were notified of a potential claim by the Jackson County, Mississippi Port Authority for contamination of soil and water alleged to have resulted from storage and shipment of lead dross at the Port of Pascagoula prior to May 1986. Since that time, a number of other lead producers and former lead producers have also been so notified. The Port of Pascagoula is taking primary responsibility for conducting an investigation of the site, but the Port of Pascagoula also has made claims for reimbursement against customers whose material was stored at and shipped through the site. As a result of subsequent investigations conducted by the Company and others, the Company believes that most of the material at the Pascagoula site, as well as the material primarily responsible for any contamination, is lead concentrate. Based on a review of shipping records to date, less than half of the lead concentrate shipped through the Port of Pascagoula was produced and sold for the account of the Company. The State of Mississippi Department of Environmental Quality is, through regulatory oversight, reviewing the investigation efforts and remediation plans that are being developed by the Port Authority. Based on information currently available, the Company believes the remediation costs should not exceed $1 million. The Company's position is that the Port is primarily responsible for the cost of remediation as owner of the property and as lessor with the ability to control the activities of the stevedoring company, and also because the Port contributed to the contamination by moving stored material from a storage building and depositing it on the ground. The Company believes that any future costs it may incur in connection with this matter will not be material.

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

                                                        1997                     1996
                                                               ($ in thousands)
                          Customer A                   $143,000                 $117,000
                                   B                    100,000                  129,000
                                   C                     80,000                        -
                                   D                          -                   77,000
                                   E                          -                   77,000


                                CREDIT FACILITIES

         See note 14 "Long-term  Debt"  beginning on page 80 in the Notes to the
Consolidated   Financial   Statements  for  details  of  the  Company's   credit
facilities.


                                    EMPLOYEES

         The number of full-time employees at December 31, 1997 of Homestake and its subsidiaries was:

           Homestake mine (1)                                                    871
           McLaughlin mine                                                       109
           Ruby Hill mine                                                         87
           Nickel Plate mine                                                      12
           Eskay Creek mine                                                       89
           Snip mine                                                             183
           Agua de la Falda mine (1)                                              47
           United States corporate staff and other                                82
           Canada exploration and corporate staff                                 34
           HGAL exploration and corporate staff                                   22
           United States exploration                                              25
           Uranium                                                                 8
           Chile exploration and corporate staff                                  16
                                                                     ----------------
                Total                                                          1,585

         The number of full-time employees (excluding contractors' employees) at December 31, 1997 in jointly-owned operations in which Homestake participates was:

           Kalgoorlie Consolidated Gold Mines Pty Ltd (1)                        512
           Williams Operating Corporation                                        604
           Round Mountain mine                                                   673
           Teck-Corona Operating Corporation (1)                                 246
           Pinson Mining Company                                                 109
           Marigold Mining Company                                                89
           Main Pass 299                                                         144
                                                                     ----------------
                Total                                                          2,377

        (1) Operations where a portion of the employees are represented by a labor union.

         As a result of the reorganization of the Homestake mine operation described above, employment at the Homestake mine is expected to be reduced by more than 50%.

         Labor relations at all locations are believed to be good. The union contracts at Lead and David Bell will expire in May 1998 and October 1998, respectively. Negotiations for a new contract at Lead commenced during the first quarter of 1998. The negotiations at Lead involve a number of matters that arise as a result of the restructuring of the operation and the reduction of work force.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, their ages at December 31, 1997, their business experience and principal occupations during the past five years and their business backgrounds are:

         Jack E. Thompson - President and Chief Executive Officer since May 1996, age 47. He was President and Chief Operating Officer of the Company from August 1994 until May 1996, and from August 1994 to June 1995, he was also Chairman of Prime. He was Executive Vice President, Canada of the Company and President of Prime from 1992 through August 1994. He also was President of North American Metals Corp. from 1988 until 1993. He is a mining engineer with over 27 years of experience in mining and mine management.

         Gene G. Elam - Vice President, Finance and Chief Financial Officer since September 1990, age 58. Before joining Homestake, he was Senior Vice President, Administrative Services of Pacific Gas and Electric Company from
April 1989 through August 1990 and was Vice President and Controller from January 1987 through March 1989. He was President and Chief Executive Officer of The Pacific Lumber Company from 1982 to 1986, President in 1980 and 1981, and Chief Financial Officer from 1972 until 1980. He is a certified public accountant with over 36 years of experience in accounting and finance.

         Lee A. Graber - Vice President,  Corporate  Development since 1983, age
49. From 1980 to 1983, he was Manager, Corporate Development and Planning. He has over 27 years of experience in finance and corporate development.

         Wayne Kirk - Vice President, General Counsel and Secretary since September 1992, age 54. He was a partner in Thelen, Marrin, Johnson & Bridges from 1976 to 1992. He has practiced law for more than 29 years.

         Gregory A. Lang - Vice President, Development since March 1997, age 42. He was the Vice President of Homestake International Minerals Limited from June 1996 until March 1997, and was General Manager, Project Development from January 1996 until June 1996 as well as General Manager of the Ruby Hill project from October 1994 through June 1996, and was General Manager of the Nickel Plate mine from 1993 until October 1994. He joined Homestake in 1992 as Resident Manager of the Santa Fe mine, a position he had held with International Corona Corporation since 1988. He is a mining engineer with over 20 years of experience in mining and mine management.

         Gillyeard J. Leathley - Senior Vice President, Operations since July 1997 and acting President and Chief Executive Officer of Prime since February 1998, age 60. He was Vice President, Operations from May 1995 until July 1997. He joined Homestake in 1992 as Vice President, Canadian Operations. Prior to joining Homestake, he was Senior Vice President, Operations for International Corona Corporation from 1986 to September 1992. He has over 40 years of experience in mining and mine management.

         Donald W. T. Lewis - Vice President,  Evaluations since March 1997, age
40. He was Director, North American Exploration/Evaluations from January 1996 until March 1997. He joined Homestake in 1992 as Director, Project Generation. Prior to joining Homestake he was Exploration Manager - Western Canada for International Corona Corporation from 1989 until 1992. He is a geologist with more than 18 years of professional experience.

         William F. Lindqvist - Vice President, Exploration since August 1995, age 55. He rejoined Homestake from Newcrest Mining Company, where he was Executive General Manager, Exploration. He was Vice President, Exploration at Homestake from 1990 through 1992. He is a geologist with more than 27 years of professional experience.

         Stephen A. Orr - Vice President, U.S. Operations since December 1996, age 42. He was the General Manager of the Homestake mine from January 1995 until December 1996, and was Operations Manager from 1993 to 1995 and Manager, Mine Engineering from 1992 to 1993. He was a Financial Analyst in the Corporate Finance Department from 1990 to 1992. He has been with Homestake since 1981 and has over 20 years of experience in mining and mine management.

         David W. Peat - Vice President and Controller  since December 1995, age
45. He was Controller of the Company from 1992 through November 1995. Prior to joining Homestake in 1992, he was Vice President, Controller for International Corona Corporation. He is a chartered accountant with over 21 years of accounting and finance experience.

         Richard A. Tastula - Vice  President,  Australia since August 1995, age
54. He has been Managing Director of Homestake Gold of Australia Limited since 1993, and was Director of Operations from 1991 to 1993. For 23 years prior to that time, he held various positions with Western Mining Corporation, Limited. He has over 32 years of experience in mining and mine management.

         Michael L. Carroll, Treasurer since April 1997, age 44. He has been with Homestake since 1991, originally as Director of Taxes. Prior to joining Homestake, he was Assistant Vice President for Bond International Gold Inc. Before Bond, he was Director of Taxes for St. Joe Minerals Corporation. He has over 20 years of accounting, finance and tax experience.

         No officer is related to any other officer by blood, marriage or adoption.

         Officers are elected to serve until the next annual meeting of the Board of Directors at which officers are elected or until their successors are chosen.

         No arrangement or understanding exists between any officer and any other person under which any officer was elected.


                               ITEM 2 - PROPERTIES

         See Item 1 - Business.


                           ITEM 3 - LEGAL PROCEEDINGS

         Certain environmental proceedings in which the Company is or may become a party are discussed on pages 40 through 44 under the caption "ENVIRONMENTAL MATTERS."

         In October 1997, Homestake and Prime entered into an agreement with Inmet Mining Corporation ("Inmet") to purchase (Homestake as to 51% and Prime as to 49%) the Troilus mine in Quebec for $110 million plus working capital. In December 1997, Homestake and Prime terminated the agreement after determining that, on the basis of due diligence studies, conditions to closing the transaction would not be satisfied. On February 23, 1998, Inmet commenced litigation against Prime and Homestake in the Superior Court of British Columbia, disputing the termination of the agreement, and alleging that Prime and Homestake had breached the agreement. Inmet seeks specific performance or, in the alternative, equitable damages. Homestake believes that the agreement with Inmet was terminated properly by Prime and Homestake and that the action by Inmet is without merit. Homestake intends to defend this action vigorously.

         The Company and its subsidiaries are defendants in various legal actions in the ordinary course of business. In the opinion of management, such matters will be resolved without material affect on the Company's financial condition, results of operations or cash flow.


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

b. The number of holders of common stock of record as of March 16, 1998 was 21,442.

c. Information about the range of sales prices for the common stock and the frequency and amount of dividends declared during the past two years appears in the tables on pages 96 and 97 included under Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. Information about certain restrictive covenants under the Company's line of credit appears in note 14 entitled "Long-term Debt" beginning on page 80 in the Notes to Consolidated Financial Statements included under Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

d. Reference is hereby made to the note 18 entitled "Shareholders' Equity" beginning on page 85 in the Notes to Consolidated Financial Statements included under Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

e. The Registrant did not sell any securities during 1997 that were not registered under the Securities Act of 1933.

                        ITEM 6 - SELECTED FINANCIAL DATA


                             Five-Year Selected Data
      (Dollar amounts in thousands, except per share and per ounce amounts)

                                                 1997              1996             1995              1994              1993
                                             --------------   ---------------   --------------    --------------   ---------------
Operations
Revenues                                      $   723,834       $   766,936      $   746,365       $   705,487       $   722,228
                                             --------------   ---------------   --------------    --------------   ---------------
Production costs                                  473,502           475,333          481,886           447,129           454,623
Depreciation, depletion and amortization          112,356           112,353           99,602            76,171           103,377
Administrative and general expense                 40,563            36,965           37,283            38,159            40,553
Exploration expense                                48,365            45,382           27,541            21,347            17,457
Interest and other expense                         18,095            16,236           14,587            16,868            13,639
Write-downs and other unusual charges             198,802             8,983                                               24,183
Income and mining tax expense (credit)             (9,211)           26,333           39,141            18,880            12,775
Minority interests                                 10,241            15,070           15,998             8,917             3,127
                                             --------------   ---------------   --------------    --------------   ---------------
                                                  892,713           736,655          716,038           627,471           669,734
                                             --------------   ---------------   --------------    --------------   ---------------

Net income (loss)                             $  (168,879)(1)   $    30,281 (2)  $    30,327       $    78,016(3)    $    52,494(4)
                                             ==============   ===============   ==============    ==============   ===============

Per Share
Net income (loss)(basic and diluted)          $     (1.15)(1)   $      0.21 (2)  $      0.22       $      0.57(3)    $      0.38(4)
                                             ==============   ===============   ==============    ==============   ===============
Dividends paid                                $      0.15       $      0.20      $      0.20       $     0.175       $      0.10
                                             ==============   ===============   ==============    ==============   ===============

Financial Position
Cash and short-term investments               $   235,946       $   219,757      $   212,373       $   205,180       $   134,719
Other current assets                              140,024           159,591          156,344           137,619           103,491
Property, plant and equipment - net               812,046         1,007,030          846,776           808,221           830,228
Other long-term assets                            116,713            95,730          106,140            50,948            52,812
                                             --------------   ---------------   --------------   --------------   ---------------
                                              $ 1,304,729       $ 1,482,108      $ 1,321,633       $ 1,201,968       $ 1,121,250
                                             ==============   ===============   ==============   ==============   ===============

Current liabilities                           $   108,906       $   116,731      $    98,421       $    96,895       $   104,350
Long-term debt                                    263,855           185,000          185,000           185,000           189,191
Other long-term obligations                       142,382           114,168          120,418           110,719            93,674
Deferred income and mining taxes                  155,449           201,454          189,925           136,274           164,030
Minority interests                                102,387            96,203           92,012            84,310            54,761
Shareholders' equity                              531,750           768,552          635,857           588,770           515,244
                                             --------------   ---------------   --------------   --------------   ---------------
Total liabilities and shareholders' equity    $ 1,304,729       $ 1,482,108      $ 1,321,633       $ 1,201,968        $1,121,250
                                             ==============   ===============   ==============   ==============   ===============

Ratios
Debt to equity                                         50%               24%              29%               31%               37%
Return on shareholders' equity                        (26)%               4%               5%               14%               11%

Capital Expenditures                          $   131,474       $   105,923      $    80,979       $    88,654        $   57,825

Operating Statistics
Gold production (thousands of ounces)               1,996             1,968            1,877             1,696             1,918
Average gold price realized per ounce                $333              $389             $386              $384              $359
Total cash costs per ounce                           $237              $248             $257              $252              $229

Reserves
Gold (millions of ounces)                            17.0              20.4             21.5              17.9              18.4
Eskay Creek silver (millions of ounces)              59.2              56.1             47.4              51.5              55.1
Sulfur (millions of long tons)                       10.7              11.0             11.4              11.7              11.0






1. Includes a write-down of Homestake's investment in the Main Pass 299 sulfur mine of $84.9 million ($107.8 million pretax) or $0.58 per share, an increase in the accrual for estimated future reclamation expenditures of $21.5 million ($29.1 million pretax) or $0.15 per share; a reduction in the carrying values of short-lived mining properties of $20.3 million ($26.9 million pretax) or $0.14 per share, a write-down of certain investments of $22.9 million ($24.8 million pretax) or $0.16 per share, other charges consisting primarily of foreign exchange losses on intercompany redeemable preferred stock and losses on an intercompany gold loan of $9.1 million ($10.2 million pretax) or $0.06 per share, a gain of $47.2 million ($62.9 million pretax) or $0.32 per share on the fee received upon termination of Homestake's merger agreement with Santa Fe Pacific Gold Corporation, and a gain $8.1 million ($13.5 million pretax) or $0.06 per share on the sale of the George Lake and Back River joint venture interests in the Northwest Territories of Canada.

2. Includes income of $24 million or $0.16 per share from a reduction in the Company's accrual for prior year income taxes, a foreign currency exchange loss on intercompany advances of $7.4 million ($8.9 million pretax) or $0.05 per share primarily related to the Company's Canadian-dollar denominated advances to HCI, write-downs of $8.3 million ($9 million pretax) or $0.06 per share in the carrying value of investments in mining company securities, costs of $2.8 million ($3.4 million pretax) or $0.02 per share related to the now terminated proposed merger with Santa Fe, and proceeds of $4.9 million ($5.5 million pretax) or $0.03 per share from a litigation recovery.

3. Includes a gain of $12.6 million ($15.7 million pretax) or $0.09 per share on the sale of the Company's interest in the Dee mine and a gain of $11.2 million (no tax expense) or $0.08 per share on dilution of the Company's interest in Prime.

4. Includes expense of $12.8 million ($16 million pretax) or $0.09 per share for the write-down of oil assets at Main Pass 299 and expense of $6.8 million ($8.2 million pretax) or $0.05 per share for restructuring and business combination costs.


                ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unless specifically stated otherwise, the following information relates to amounts included in the consolidated financial statements, without reduction for minority interests. Homestake reports per ounce production costs in accordance with the "Gold Institute Production Cost Standard".)

RESULTS OF OPERATIONS

         Homestake Mining Company ("Homestake" or the "Company") recorded a net loss of $168.9 million or $1.15 per share during 1997 compared to net income of $30.3 million or $0.21 per share during 1996 and $30.3 million or $0.22 per share during 1995. The 1997 loss includes net nonrecurring expenses amounting to $103.4 million or $0.70 per share compared to net nonrecurring income of $10.4 million or $0.07 per share in 1996 and $6.7 million or $0.05 per share in 1995.

         Nonrecurring items in 1997 included:

         - $84.9 million ($107.8 million pretax) write-down of Homestake's investment in the Main Pass 299 sulfur mine

         - $22.9 million ($24.8 million pretax) write-down of certain investments

         - $20.3 million ($26.9 million pretax) reduction in the carrying values of short-lived mining properties

         - $21.5 million ($29.1 million pretax) increase in the accrual for estimated future reclamation expenditures

         - $9.1 million ($10.2 million pretax) in other charges, primarily foreign exchange losses on intercompany redeemable preferred stock and losses on an intercompany gold loan

         -     $47.2  million  ($62.9  million  pretax) gain on the fee received
               from  Santa  Fe  Pacific  Gold  Corporation   ("Santa  Fe")  upon
               termination of Homestake's merger agreement with Santa Fe

         - $8.1 million ($13.5 million pretax) gain on the sale of the George Lake and Back River joint venture interests in the Northwest Territories of Canada

         Nonrecurring items in 1996 included:

        -      $24 million reduction in the accrual for prior year income taxes

        - $4.9 million ($5.5 million pretax) of proceeds from a litigation recovery

        -      $8.3 million ($9 million pretax) write-down of mining investments

        - $7.4 million ($8.9 million pretax) of foreign exchange losses primarily on advances to Homestake's wholly-owned subsidiary, Homestake Canada Inc. ("HCI")

        - $2.8 million ($3.4 million pretax) of expenses related to the termination of Homestake's proposed combination with Santa Fe

         Nonrecurring items in 1995 included a gain of $4.2 million ($5.4 million pretax) on the sale of the Company's remaining uranium inventory.

         Excluding the effect of the nonrecurring items, Homestake incurred a net loss of $65.5 million or $0.45 per share in 1997 compared to earnings of $19.9 million or $0.14 per share in 1996 and

$23.6 million or $0.17 per share in 1995. The lower 1997 results primarily are due to significantly lower gold prices, higher exploration expenditures and increased administrative and general expenses. After adjusting for nonrecurring items, the reduction in 1996 earnings from 1995 reflects higher gold prices, higher gold production and sales volumes and lower per ounce total cash costs, offset by higher depreciation charges, substantially increased exploration expenditures and lower returns from the Main Pass 299 sulfur operations.

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

         Homestake's gold hedging policy provides for the use of forward sales contracts for up to 30% of each of the following ten year's expected annual gold production at prices in excess of certain targeted prices, and the use of combinations of put and call option contracts to establish minimum floor prices while allowing participation in future increases in the price of gold. In 1997, Homestake entered into a series of put and call options which provide a floor price of $325 per ounce for 900,000 ounces of 1998 production while allowing for full participation in any increase in the price of gold above $336 per ounce. In 1996, Homestake sold for future delivery, at an average price of $426 per ounce, 680,100 ounces of the gold expected to be recovered from the McLaughlin mine stockpiles through 2003. During 1997, the Company delivered or financially settled 120,100 ounces of gold at an average realized price of $385 per ounce under the McLaughlin program. Revenues in 1996 and 1995 include 70,000 and 113,200 ounces of gold sold at average prices of $421 per ounce and $398 per ounce, respectively, under the Nickel Plate mine hedging program which was completed in 1996. These hedging activities increased revenues by approximately $6.5 million, $2.1 million and $1.2 million during 1997, 1996 and 1995, respectively. The estimated liquidation value of Homestake's gold hedging position at December 31, 1997 was approximately $80 million. See note 21 to the consolidated financial statements for further information and details of these hedging programs.

         In February 1998, Prime adopted a gold and silver hedging policy which provides for the use of forward sales contracts for up to 40% of each of the following five year's expected annual gold and silver production at prices in excess of certain targeted prices.

         A significant portion of the Company's operating expenses is incurred in Australian and Canadian currencies. The Company's profitability is impacted by fluctuations in these currencies' exchange rates relative to the United States dollar. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which establish trading ranges within which the United States dollar may be exchanged for Australian and Canadian dollars. During 1997, both the Australian and Canadian currencies weakened significantly in relation to the U.S. dollar and the Company recorded foreign currency losses of $28.5 million under this program of which $20.4 million were unrealized at December 31, 1997. See note 21 to the consolidated financial statements for additional information regarding this program.

         Revenues from gold and ore sales totaled $633.1 million during 1997 compared to revenues of $712.2 million in 1996 and $675.2 million in 1995. The decrease in revenue during 1997 reflects significantly lower gold prices partially offset by higher production. The increase in revenues in 1996 from 1995 reflects higher sales volumes and higher gold prices. During 1997, the Company sold 2,012,800 equivalent ounces of gold at an average price of $333 per ounce compared to 1,952,400 equivalent ounces of gold sold at an average price of $389 per ounce in 1996 and 1,873,500 equivalent ounces sold at an average price of $386 per equivalent ounce during 1995.

         Total gold production increased to 1,996,000 equivalent ounces during 1997 compared to 1,968,100 equivalent ounces produced during 1996 and 1,877,300 equivalent ounces produced during 1995. The higher 1997 production primarily is due to production increases at the Kalgoorlie, Eskay Creek, Snip and Round Mountain operations, the commencement of production at the La Falda mine, and initial production at the Ruby Hill mine, partially offset by significantly lower production at the McLaughlin mine and the absence of production from the Nickel Plate mine. The increase in production during 1996 from 1995 primarily is due to production increases at the Kalgoorlie, Eskay Creek, David Bell and Round Mountain operations and the purchase of an additional 60% interest in the Snip mine, partially offset by lower production following the completion of mining operations at the McLaughlin and Nickel Plate mines.


Consolidated Production Costs per Ounce:

(per ounce of gold)                                           1997         1996          1995
----------------------------------------------------------------------------------------------
Direct mining costs                                           $210         $222          $233
Deferred stripping adjustments                                   4            7             2
Costs of third-party smelters                                   17           17            16
Other                                                            1           (5)           (1)
----------------------------------------------------------------------------------------------
Cash Operating Costs                                           232          241           250
Royalties                                                        4            4             4
Production taxes                                                 1            3             3
----------------------------------------------------------------------------------------------
Total Cash Costs                                               237          248           257
Depreciation and amortizaton                                    51           53            46
Reclamation                                                      3            5             5
----------------------------------------------------------------------------------------------
Total Production Costs                                        $291         $306          $308
----------------------------------------------------------------------------------------------

         Homestake's consolidated total cash cost per equivalent ounce amounted to $237 during 1997 compared to $248 and $257 during 1996 and 1995, respectively. The lower 1997 total cash costs per ounce primarily reflect higher production and a weaker Australian dollar at the Kalgoorlie operations, higher shipments and higher gold grades at the Eskay Creek mine and higher production at the Round Mountain mine, partially offset by lower grades at the Williams and David Bell mines. The decrease in total cash costs per ounce during 1996 from 1995 primarily reflects higher silver grades at the Eskay Creek mine, higher production and the purchase of the disproportionate sharing arrangement at the Kalgoorlie operations, higher production at the David Bell mine, and an increase in ownership at the low-cost Snip mine, partially offset by lower production at the McLaughlin mine and the effects of a stronger Australian dollar.

         Homestake's total noncash cost per equivalent ounce was $54 during 1997 compared to $58 and $51 per ounce during 1996 and 1995, respectively. The decrease in noncash costs in 1997 primarily is due to reserve expansions at the Eskay Creek and Snip mines. The increase in 1996 noncash costs from 1995 reflects additional depreciation and amortization charges resulting from the purchases of the

Homestake  Gold  of  Australia   Limited  ("HGAL")   minority   interests,   the
disproportionate sharing arrangement and the additional interest in the Snip mine.

Reconciliation of Total Cash Costs per Ounce to Financial Statements:

(thousands of dollars, except per ounce amounts)                             1997                1996               1995
-------------------------------------------------------------------------------------------------------------------------
Production Costs per Financial Statements                               $ 473,502           $ 475,333          $ 481,886
Costs not included in Homestake's
   production costs:
     Costs of third-party smelters (1)                                     34,530              33,098             29,214
     Production costs of equity-accounted investments                       1,947              12,907             11,752
Sulfur and oil production costs                                           (25,477)            (23,208)           (26,917)
Reclamation accruals                                                       (6,569)             (9,579)            (8,754)
By-product silver revenues                                                 (2,610)             (3,059)            (2,334)
Inventory movements and other                                              (6,620)              2,993             (2,659)
-------------------------------------------------------------------------------------------------------------------------
Production Costs for Per Ounce Calculation Purposes                     $ 468,703           $ 488,485          $ 482,188
-------------------------------------------------------------------------------------------------------------------------
Ounces Produced During the Year                                         1,995,948 (2)       1,968,119          1,877,329
Total Cash Costs Per Ounce                                                  $ 237               $ 248              $ 257

(1) Eskay Creek sells ore containing gold and silver directly to third-party smelters. For comparison purposes, cash operating costs per ounce include estimated third-party costs incurred by smelters and others to produce marketable gold and silver.

(2) Includes 16,600 ounces produced at the Ruby Hill mine during 1997, prior to commercial production, which are excluded from the calculation.

         As a result of lower gold prices, at September 30 and December 31, 1997 the Company reviewed the carrying values of its gold mining operations using a $325 per ounce gold price for its short-lived operations and a $350 per ounce gold price for its operations with longer lives. The Company determined that impairment write-downs totaling $26.9 million were required to reduce the carrying values of several of its assets or operations with short remaining lives, including the Pinson mine in Nevada, the Homestake mine's Open Cut, and low-grade stockpiled ore and certain redundant mining equipment at the Kalgoorlie operations. The Company determined that no adjustments to the carrying values of its longer-lived operations were required.

         At the Homestake mine in South Dakota, production decreased slightly to 397,300 ounces during 1997 from 407,300 ounces during 1996 and 402,900 ounces during 1995. The decrease in production in 1997 primarily is a result of a decrease in the grade of ore from the underground operations partially offset by an increase in the grade of ore from the Open Cut. The increase in 1996 production from 1995 is a result of an increase in production from the Open Cut, partially offset by lower production from the underground operations. During 1995, harder than normal ore from the Open Cut had reduced mill throughput. Total cash costs of $310 per ounce during 1997 compare to total cash costs of $304 per ounce during 1996 and $303 per ounce during 1995.

         In January 1998, the Company announced the implementation of a major restructuring of operations at the Homestake mine in order to reduce operating costs. Gold production will be reduced to approximately 150,000 to 180,000 ounces per year by the beginning of 1999. To implement the plan, the

Company suspended underground mining while it completed the final details of the new operating plan and readied the underground mine to begin operating on the restructured basis. Open Cut ore stockpiles continued to be processed through the mill at an accelerated rate while the underground operations were suspended. The new operating plan involves closing parts of the mine and concentrating on substantially fewer production levels. The new operating plan, which has resulted in a 1.5 million ounce reduction in reserves before considering 1997 production, should increase the mine's future total cash flow significantly. Underground crews commenced returning to work on a limited basis on March 26, 1998, and the remaining underground work force, which is expected to be about one-half of the size of the pre-shutdown work force, will return on a phased basis through April 1998.

         Production at the McLaughlin mine in northern California decreased to 118,500 ounces during 1997 from 185,500 ounces during 1996 and 241,800 ounces during 1995. In June 1996, mining operations were completed and the autoclaves were shut down as the ore body was depleted. Through 2003, lower-grade stockpiled ore will be processed through a conventional carbon-in-pulp circuit. The effect of the decrease in production on unit operating costs largely has been offset by a reduction in expenditures. Total cash costs in 1997 were $254 per ounce compared to $250 per ounce in 1996 and $242 per ounce in 1995.

         The Company's share of production from the Round Mountain mine in Nevada totaled 120,000 ounces in 1997 compared to production of 102,700 ounces in 1996 and 86,100 ounces in 1995. The higher 1997 production is a result of higher recoveries on the reusable pad and an increase in the volume of ore placed on the dedicated pad. The increase in 1996 production from 1995 was due to higher grades and volumes of ore placed on the reusable pad and an increase in dedicated pad capacity. Total cash costs of $226 per ounce in 1997 compare to total cash costs of $256 per ounce and $254 per ounce in 1996 and 1995, respectively. The decrease in cash costs in 1997 is due to the higher production.

         During the third quarter of 1997, a new Round Mountain mining plan was approved. The new plan is expected to increase the mine's cash flow and profitability and reduce total cash costs. Primarily as result of the new plan, Homestake's share of Round Mountain ore reserves decreased by approximately 315,000 ounces at December 31, 1997, before considering 1997 production. A new 8,000 tons-per-day gravity mill to process higher-grade sulfide ores commenced commercial production in November 1997. The mill, which is expected to produce approximately 23,000 ounces (Homestake's share) of gold during 1998, was constructed at a cost $62.2 million (Homestake's share - $15.5 million).

         Development of the new Ruby Hill mine in Nevada was completed in 1997 at a total capital cost of $64.7 million. The mine, which poured its first gold on November 6, 1997, produced 16,600 ounces of gold during 1997. The mine commenced commercial production effective January 1, 1998 and is budgeted to produce 110,000 ounces of gold in 1998 at a total cash cost of $123 per ounce.

         The Eskay Creek mine in British Columbia, Canada sold 121,500 tons of ore containing 244,700 ounces of gold and 11.8 million ounces of silver during 1997 (equivalent to approximately 417,300 ounces of gold), compared to 115,900 tons of ore sold in 1996 containing 211,300 ounces of gold and 12.1 million ounces of silver (equivalent to approximately 372,300 ounces of gold), and 104,100 tons of ore sold during 1995 containing 196,500 ounces of gold, and 9.9 million ounces of silver (equivalent to approximately 331,300 ounces of gold). The increase in 1997 shipments reflects slightly higher shipments under the two long-term smelter contracts and 12,000 tons of spot sales to an additional smelter. The higher shipments in conjunction with higher gold grades and a decrease in the gold/silver equivalency ratio were the primary reasons for the 45,000-ounce increase in production during 1997. The increase in shipments in 1996 from 1995 reflects 14,000 tons of spot ore sales to two additional smelters. Total cash costs, including third-party smelter costs, decreased to $157 per equivalent ounce during 1997 from $170 per equivalent ounce during 1996 from $185 per equivalent ounce during 1995. The lower 1997 costs per ounce primarily are a result of higher production, higher gold grades and productivity improvements, partially offset by lower silver grades. The lower 1996 costs per ounce in comparison to 1995 primarily are a result of lower development costs, and higher gold and silver ore grades.

         Following a successful 1997 exploration program, Homestake's 50.6% share of Eskay Creek's proven and probable ore reserves increased by approximately 190,000 ounces of gold and 9.1 million ounces of silver at December 31, 1997, before considering 1997 production. The new gravity/flotation mill facility at the Eskay Creek mine site, which was constructed at a cost of $12 million, was commissioned in December 1997. The mill, which is expected to increase annual production by approximately 30,000 ounces of gold over the remaining mine life, will improve the profitability of certain Eskay Creek ore that would otherwise be shipped directly to third-party smelters and upgrade other material that previously was not economic.

         The Company's share of gold production from the Williams mine in the Hemlo mining camp in Canada amounted to 201,100 ounces at a total cash cost of $229 per ounce during 1997 compared to 205,500 ounces at a total cash cost of $222 per ounce during 1996 and 202,600 ounces produced at a total cash cost of $222 per ounce during 1995. The slight decrease in production and corresponding increase in total cash costs during 1997 primarily is due to lower ore grades. Production at the Williams mine is expected to remain at current levels for the next few years.

         The Company's share of production at the David Bell mine, also in the Hemlo mining camp, amounted to 90,000 ounces during 1997 compared to production of 97,700 ounces during 1996 and 79,400 ounces during 1995. The decrease in production during 1997 is due to lower ore grades partially offset by higher throughput. During 1996, mining in the higher-grade areas of the mine offset production difficulties that had reduced throughput. An accelerated development program was initiated to increase throughput by providing access to additional mining areas. Total cash costs were $194 per ounce during 1997 compared to $172 per ounce during 1996 and $203 per ounce during 1995. Production is expected to decline further in 1998 as the grade of ore to be mined approaches the remaining life-of-mine reserve grade.

         Homestake's share of production from the Snip mine increased to 115,600 ounces during 1997 from 101,800 ounces during 1996 and 51,300 ounces during 1995. Excluding the effects of the purchase of the additional 60% interest in the mine in April 1996, production decreased by 6% during 1997. The lower production primarily is due to lower mill throughput caused by an increase in more labor-intensive conventional mining as the remaining ore blocks become narrower as the mine nears the end of its economic life. Total cash costs increased to $213 per ounce during 1997 from $190 per ounce during 1996 and $176 per ounce during 1995. Production in 1998 is expected to be derived primarily from conventional mining areas. As a result, total cash costs are expected to increase further and 1998 production is expected to be approximately 100,000 ounces.

         HGAL's share of production from the Kalgoorlie operations in Western Australia increased to 425,900 ounces during 1997 from 368,800 ounces during 1996 and 311,400 ounces during 1995. The increase in HGAL's share of production during 1997 reflects higher mill throughput, ore grades and recoveries. The increase in HGAL's share of production during 1996 from 1995 primarily was a result of an increase in mill throughput and the purchase of the disproportionate sharing arrangement from HGAL's joint venture partner. During 1995, HGAL paid 13,000 ounces to its joint venture partner under the disproportionate sharing arrangement. In addition, the lower 1995 production reflects a temporary decline in production while the new Fimiston mill additions were integrated with the existing complex, and lower production at the Mt. Charlotte mine due to operational difficulties which hampered production early in the year. Total cash costs at the Kalgoorlie operations decreased to $259 per ounce during 1997 from $291 per ounce in 1996 and $296 per ounce in 1995. The decrease in cash costs in 1997 reflects the higher production, the installation of a recycle crusher at the Fimiston mill earlier in the year, and a weakening of the Australian dollar in relation to the U.S. dollar. The reduction in cash costs in 1996 from 1995 reflects higher production, partially offset by the effects of a stronger Australian dollar.

         The new Agua de la Falda mine (51% owned by Homestake, 49% by Codelco) commenced mining operations late in 1996 and the first gold was poured in April 1997. The mine produced 31,400 ounces of gold during 1997. Both the average ore grade and ore production rates have been higher than expected. As a result, total cash costs of $213 per ounce are well below earlier estimates. The operation expects to produce between 40,000 and 45,000 ounces of gold in 1998.

Main Pass 299: The Company has a 16.7% undivided interest in the Main Pass 299 sulfur mine and oil recovery operations in the Gulf of Mexico. At December 31, 1997 the Main Pass 299 sulfur mine had proven recoverable reserves of approximately 64.3 million long tons (100% basis) of sulfur. Main Pass 299 oil production, which peaked in 1992, is expected to continue to decline over the next few years. During 1997, continuing low sulfur prices, reduced sales volumes and higher operating costs for both sulfur and oil operations resulted in Homestake recording a Main Pass 299 operating loss of $3.6 million compared to operating profits of $1.3 million and $5.7 million during 1996 and 1995, respectively.

         The sulfur operations incurred an operating loss of $4.5 million in 1997 compared to an operating loss of $3.1 million in 1996 and operating earnings of $3.7 million in 1995. In response to the continued weak market for sulfur, Main Pass 299 maintained the reduced production levels established in 1996. The Company's share of sulfur revenues totaled $18.3 million during 1997 compared to $20.1 million during 1996 and $30.5 million during 1995. During 1997, the Company sold 307,000 tons of sulfur at an average price of $59 per ton compared to 333,300 tons of sulfur at an average price of $60 per ton during 1996 and 445,600 tons at an average price of $68 per ton during 1995. The Company's share of production was 316,000 tons in 1997 compared to 325,000 tons in 1996 and 365,100 tons in 1995.

         Planned write-downs during the third quarter of 1997 by Homestake's joint venture partners caused the Company to reexamine the carrying value of its investment in Main Pass 299. Due to a prolonged period of low sulfur prices and Homestake's current assessment of estimated future cash flows from the Main Pass 299 sulfur mine, the Company recorded a write-down of $107.8 million in its investment in Main Pass 299. As a result of this write-down, the Company's carrying value of the Main Pass 299 sulfur property, plant and equipment was reduced to zero at September 30, 1997.

         The Company's share of oil revenues amounted to $8.5 million in 1997 compared to $10.7 million and $10.1 million in 1996 and 1995, respectively. Operating earnings from oil operations totaled $0.9 million in 1997 compared to operating earnings of $4.4 million in 1996 and $2.1 million in 1995. The lower 1997 operating results reflect lower oil sales volumes and prices and higher production costs. The improved 1996 results in comparison to 1995 primarily are due to higher oil prices and lower operating costs, partially offset by a decline in production.

Other income: A loss of $13.2 million in 1997 compares to income of $8.9 million in 1996 and $13.8 million in 1995. The 1997 figure includes foreign currency losses of $34.1 million and a gain of $13.5 million from the sale of the George Lake and Back River joint venture interests in the Northwest Territories of Canada. Other income in 1996 includes a $2.9 million gain from the litigation recovery and $8.9 million of foreign exchange losses, primarily on advances to HCI, which are denominated in Canadian dollars.

Depreciation,   depletion   and   amortization:   Depreciation,   depletion  and
amortization of $112.4 million during 1997 compares to $112.4 million during 1996 and $99.6 million during 1995. Depreciation, depletion and amortization expense in 1997 reflects higher production offset by reserve expansions at the Eskay Creek and Snip mines. The increase in depreciation, depletion and amortization in 1996 from 1995 primarily is due to higher production, and additional depreciation charges resulting from the purchases of the HGAL minority interests, the disproportionate sharing arrangement and the additional interest in the Snip mine.

Administrative and general expense: During 1997, administrative and general expense increased to $40.6 million from $37 million and $37.3 million during 1996 and 1995, respectively. This increase primarily reflects increased corporate development activity and the costs associated with employee relocations to the new Agua de la Falda and Ruby Hill mines.

Exploration expense: Exploration expense, excluding capitalized costs associated with development stage projects, increased to $48.4 million during 1997 from $45.4 million in 1996 and $27.5 million in 1995. The increase in exploration expense in 1997 primarily is due to increased activity as the Company continues to pursue numerous prospective exploration targets and prospects. During 1997, advanced exploration continued in the northern part of South America at the El Foco concession in Venezuela, the St. Pierre concession in French Guiana and the Tapajos area in Brazil. Exploration results were disappointing in Venezuela and French Guiana, and exploration efforts in this part of the world in 1998 will be directed to the largely under explored Tapajos area. Exploration in the Yilgarn area of Western Australia resulted in the discovery of poly-metallic mineralization at the Kundip project. In addition, exploration activities were conducted at and around the Kalgoorlie, Eskay Creek, Homestake, Snip, La Falda, Ruby Hill and Pinson operations. The Company currently plans to spend $35 million on existing Homestake exploration projects during 1998.

Income and mining taxes: The Company's income and mining tax rate was 5.5% during 1997 compared to 37% and 46% during 1996 and 1995, respectively. The low 1997 effective tax rate is due to the geographic mix of pretax income and losses. During 1997, the Company had pretax income of $50.6 million in Canada, and pretax losses of $167.6 million, $37.1 million and $13.8 million in the United States, Australia and other foreign jurisdictions, respectively. The effective Canadian tax rate was 57% during 1997, reflecting high statutory tax rates and certain nondeductible expenses. In the United States, where the Company is subject to the Alternative Minimum Tax, the effective rate was 16% in 1997. The effective Australian tax rate was 32% in 1997 reflecting the statutory rate of 36% and certain nondeductible expenses. No tax benefit was recognized on losses incurred in other foreign jurisdictions, primarily South America exploration expenditures, due to the uncertainty of their realization. On a consolidated basis the tax benefits related to the losses incurred the United States and Australia are largely offset by the tax expense recorded with respect to the Canadian earnings, and the result is a consolidated tax benefit of only $9.2 million.

         Income and mining tax expense in 1996 includes a $24 million decrease in the consolidated tax provision due to a reduction in prior years' income tax accruals for certain contingencies which were resolved in 1996. The 1996 tax expense also includes a $2.6 million gain relating to the tax portion of a litigation recovery.

         At December 31, 1997 and 1996 the Company had tax valuation allowances of $89.7 million and $72.2 million, respectively. While circumstances could occur which would permit the Company to reduce its deferred tax valuation allowances in future years, based on the Company's current projections it does not expect significant future reductions. Events that would allow the Company to reduce such allowances in the future would include (i) generating substantial taxable income in Chile, (ii) an acceleration of the payment of the Company's post-retirement benefit obligations and (iii) the future disposal of certain non-amortizable United States and Australia land and mineral properties at such time as the Company determines the properties have no further significant exploration potential.

         See note 7 to the consolidated financial statements for further discussion of tax matters.

Minority interests: Income allocable to minority interests in consolidated subsidiaries amounted to $10.2 million in 1997 compared to $15.1 million in 1996 and $16 million in 1995. The decrease in income allocable to minority interests in 1997 is due to reduced earnings from the Eskay Creek and Snip mines both of which are owned by Prime Resources Group Inc. ("Prime"), a 50.6%-owned subsidiary of Homestake, and an increase in exploration expenditures incurred by the Company's 51%-owned subsidiary, Agua de la Falda S.A.

LIQUIDITY AND CAPITAL RESOURCES

         During 1997, Homestake's cash and equivalents and short-term investment balances increased by $16.2 million to $235.9 million. Net cash provided by operations in 1997 amounted to $102.3 million compared to $180.4 million and $153.5 million in 1996 and 1995, respectively. The decrease in cash provided by operations primarily is due to lower gold prices. Investing activities in 1997 include capital expenditures of $131.5 million, a $16 million investment in mining and exploration interests in Bulgaria, and $13.4 million of proceeds from asset sales. Financing activities in 1997 include dividends paid of $24.2 million and net additional borrowings of $84.3 million.

         The Company has a United States/Canadian/Australian cross-border credit facility providing a total availability of $275 million. The Company pays a commitment fee of 0.15% per annum on the unused portion of this facility. The credit facility is available through September 2001 and provides for borrowings in United States, Canadian, or Australian dollars, or gold, or a combination of these. The credit agreement requires a minimum consolidated net worth of $500 million. At December 31, 1997 HGAL had borrowed $48.9 million under this agreement primarily to repay intercompany advances. The interest rate on these borrowings is based on the Australian Bank Bill Swap Rate plus 0.4%. At December 31, 1997 this rate was 5.25%.

         In 1993, the Company sold $150 million of 5.5% convertible subordinated notes maturing June 23, 2000. Interest on the notes is payable semi-annually in June and December. The notes are convertible into the Company's common shares at a rate of $23.06 per common share and are redeemable by the Company in whole at any time.

         In December 1996, Homestake and Santa Fe announced that they had entered into an agreement whereby Homestake would acquire Santa Fe by an exchange of common stock for common stock. In March 1997, the Company announced that Santa Fe had terminated the agreement and, in accordance with the terms of the merger agreement, had paid Homestake a $65 million termination fee. As a result, Homestake recorded a gain of $62.9 million ($47.2 million after tax), net of merger related expenses incurred in 1997 of $2.1 million.

         In February 1997, Homestake completed the sale of its interests in the George Lake and Back River joint ventures in Canada to Kit Resources Corporation ("Kit") for $9.3 million in cash and 3.6 million shares of Kit common stock. As a result of this transaction, the Company recorded a pretax gain of $13.5 million ($8.1 million after tax).

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

         In July 1997, Lawrence County, South Dakota issued $30 million of South Dakota Solid Waste Disposal Revenue Bonds ("Waste Disposal Bonds") and $18 million of South Dakota Pollution Control Refunding Revenue Bonds ("Pollution Control Bonds"), both of which are due in 2032. Proceeds from the Waste Disposal Bonds were loaned to the Company and proceeds from the Pollution Control Bonds were used to redeem outstanding South Dakota pollution control bonds. The Company is responsible for funding principal and interest payments on these bonds. See note 14 to the Consolidated Financial Statements for further information on these bonds.

         In 1995, Homestake acquired for $24 million a 10% interest in Navan Resources plc ("Navan"), an Irish public company with diverse mineral interests in Europe. At December 31, 1996 Homestake reduced the carrying value of its investment in Navan to the quoted market value through a $7.2 million charge to income. During 1997, Homestake recorded additional write-downs of $10.1 million with respect to the carrying value of the investment in Navan.

         In November 1997, Homestake purchased a 20% interest in Navan Bulgarian Mining BV ("Navan BV"), a wholly-owned subsidiary of Navan, for $12 million. Homestake has agreed, under certain circumstances, to invest an additional $18 million in Navan BV, which would result in Homestake owning 51% of Navan BV, and give Homestake the right to become operator of the Chelopech project in Bulgaria. See note 11 to the Consolidated Financial Statements for further information on this investment.

         During November 1997, Homestake acquired a 32% interest in Navan's Bulgarian exploration projects and program for $4 million. Homestake is obligated to invest an additional $4 million in the exploration program during the next three years, which will result in Homestake's owning a 50% interest in and having the right to become the operator of the exploration program.

         In April 1996, Prime purchased Cominco's 60% interest in the Snip mine for $39.3 million in cash.

         In June 1996, the Company paid $51.4 million to purchase past and all future rights and entitlements under the disproportionate sharing arrangement covering gold production from a portion of the Super Pit operation at the Kalgoorlie operations. The Company now shares equally with its joint venture partner in all gold produced at the Kalgoorlie operations.

         During the fourth quarter of 1995 and the first quarter of 1996, Homestake acquired the 18.5% of HGAL it did not already own. The total purchase price was $164.9 million, including $141.7 million for 8.5 million newly issued shares of the Company, $19.5 million in cash and $3.7 million of transaction expenses.

         Additions to property, plant and equipment in 1997 totaled $131.5 million compared to $105.9 million and $81 million in 1996 and 1995, respectively. Capital additions in 1997 include $56.1 million for construction and development work at the Ruby Hill mine, $14.8 million at the Round Mountain mine primarily for the new mill, $13.7 million at the Kalgoorlie operations primarily for a decline from surface and a ventilation raise at the Mt.
Charlotte mine, $15.4 million at the Eskay Creek mine primarily for the construction of the new gravity/flotation mill, and $16 million at the Homestake mine primarily for a tailings dam lift and improvements in the underground operations. The remaining expenditures primarily were for replacement capital to maintain existing production capacity.

         In addition to sustaining capital, planned capital expenditures of approximately $50 million at Homestake's existing operations during 1998 include, $13 million at the Homestake mine primarily for the operations restructuring and completion of the tailings dam lift, and $14 million at the Kalgoorlie operations primarily to extend the new Mt. Charlotte decline further into the mine's workings and increase the flotation capacity at the Fimiston mill.

         Total dividends paid by the Company, including $2.2 million of dividends paid by Prime to its minority shareholders, amounted to $24.2 million in 1997 compared to $31.5 million and $27.6 million during 1996 and 1995, respectively. During 1997, Homestake reduced its dividend rate to two semi-annual payments of $.05 each.

         The Company paid cash income and mining taxes (net of tax refunds) of $66.2 million in 1997 compared to $17.1 million and $22.7 million in 1996 and 1995, respectively. The 1997 tax payments include $30.9 million of final payments for the 1996 tax year and $35.3 million of estimated payments for the 1997 tax year. The increase in tax payments is due to the exhaustion of the majority of the Company's Canadian income and mining tax pools during 1996.

         The Company spent $3.1 million for reclamation-related expenditures during 1997 at its discontinued uranium facility at Grants, New Mexico. In accordance with the Energy Policy Act of 1992, the United States Department of Energy ("DOE") is responsible for 51.2% of all past and future reclamation expenditures at this facility. The Company has received $21 million to date from the DOE and the accompanying balance sheet at December 31, 1997 includes a receivable of $10.9 million for the DOE's share of reclamation expenditures made by the Company through 1997. The total future cost for reclamation, remediation, monitoring and maintaining compliance at the Grants site is estimated to be $17.5 million. The Company believes that its share of the estimated remaining cost of reclaiming the Grants facility is fully provided in the financial statements at December 31, 1997.

         The Company evaluates its accruals for remediation, reclamation and site restoration regularly. The Company believes it has fully provided for all remediation liabilities and for estimated reclamation and site restoration costs at its nonoperating properties. At its operating properties, the Company is providing for estimated ultimate reclamation relating to ongoing and end-of-mine life restoration and closure costs over the lives of its individual operations using the units-of-production method.

         At September 30, 1997, the Company determined that it was necessary to increase the reclamation accruals at certain of its nonoperating properties including the Santa Fe mine in Nevada, the Nickel Plate mine in Canada and the Grants uranium complex in New Mexico to reflect revised estimates, changed conditions and more stringent future reclamation requirements. Accordingly, a charge of $29.1 million was recorded at that time.

         See note 20 to the consolidated financial statements for discussion of certain legal matters.

         The Company has completed a review of its computer-based operating systems and has developed a plan to ensure all of these systems will be year 2000 compliant. The Company does not expect to incur significant costs in this regard.

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

Plutonic Resources Limited: On December 21, 1997, Homestake announced it had entered into an agreement to acquire Plutonic Resources Limited ("Plutonic"), an Australian gold producer, by an exchange of common stock for common stock. Homestake expects to issue approximately 64.4 million shares to acquire Plutonic (0.34 of a Homestake common share for each Plutonic fully-paid ordinary share).

         Following completion of this transaction, Homestake's Australian operations will be the second largest in that country with substantial potential for reserve growth. Homestake will have 17 mines in four countries. Homestake's 1998 Australian gold production is expected to be 850,000 ounces, or approximately 35 percent of the Company's total production, increasing to 1 million ounces and 40 percent, respectively, in 1999.

         The transaction, which has been approved unanimously by the Boards of both companies, is expected to close in May 1998. The transaction is subject to approval by shareholders of both companies, qualification as a pooling of interests for accounting purposes, and certain other conditions.

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                      INDEX


Statements of Consolidated Operations..........................................................65

Consolidated Balance Sheets....................................................................66

Statements of Consolidated Shareholders' Equity................................................67

Statements of Consolidiated Cash Flows.........................................................68

Notes to Consolidated Financial Statements..................................................69-93

Report of Independent Auditors.................................................................94

Management's Responsibility for Financial Reporting............................................95

Quarterly Selected Data........................................................................96

Common Stock Price Range.......................................................................97


                    Homestake Mining Company and Subsidiaries
                      Statements of Consolidated Operations
                    (In thousands, except per share amounts)


For the years ended December 31, 1997, 1996 and 1995                              1997                1996                1995
-------------------------------------------------------------------------------------------------------------------------------
Revenues
     Gold and ore sales                                                  $     633,093       $     712,186       $     675,222
     Sulfur and oil sales                                                       26,821              30,749              40,620
     Interest income                                                            14,215              15,054              16,737
     Gain on termination of Santa Fe merger (note 4)                            62,925
     Other income (note 5)                                                     (13,220)              8,947              13,786
-------------------------------------------------------------------------------------------------------------------------------

                                                                               723,834             766,936             746,365
-------------------------------------------------------------------------------------------------------------------------------

Costs and Expenses
     Production costs                                                          473,502             475,333             481,886
     Depreciation, depletion and amortization                                  112,356             112,353              99,602
     Administrative and general expense                                         40,563              36,965              37,283
     Exploration expense                                                        48,365              45,382              27,541
     Interest expense                                                           11,259              10,644              11,297
     Write-downs and other unusual charges (note 6)                            198,802               8,983
     Other expense                                                               6,836               5,592               3,290
-------------------------------------------------------------------------------------------------------------------------------

                                                                               891,683             695,252             660,899
-------------------------------------------------------------------------------------------------------------------------------

Income (Loss) Before Taxes and Minority Interests                             (167,849)             71,684              85,466
Income and Mining Taxes (note 7)                                                 9,211             (26,333)            (39,141)
Minority Interests                                                             (10,241)            (15,070)            (15,998)
-------------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                      $      (168,879)     $       30,281     $        30,327
===============================================================================================================================

Net Income (Loss) Per Share (Basic and Diluted)                        $         (1.15)     $         0.21     $          0.22
===============================================================================================================================

Average Shares Used in the Computation                                         146,719             146,311             138,117
===============================================================================================================================


See notes to consolidated financial statements.

                    Homestake Mining Company and Subsidiaries
                           Consolidated Balance Sheets
                     (In thousands, except per share amount)


December 31, 1997 and 1996                                                                1997                         1996
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
     Cash and equivalents                                                          $         94,725            $          89,599
     Short-term investments                                                                 141,221                      130,158
     Receivables (note 8)                                                                    40,366                       47,650
     Inventories (note 9)                                                                    69,258                       91,127
     Deferred income and mining taxes (note 7)                                               20,894                       12,263
     Other                                                                                    9,506                        8,551
---------------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                                375,970                      379,348

Property, Plant and Equipment - net (notes 3 and 10)                                        812,046                    1,007,030

Investments and Other Assets
     Noncurrent investments (note 11)                                                        32,321                       39,606
     Other assets (note 12)                                                                  84,392                       56,124
---------------------------------------------------------------------------------------------------------------------------------
        Total investments and other assets                                                  116,713                       95,730
---------------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                       $      1,304,729            $       1,482,108
=================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                              $         43,843            $          36,171
     Accrued liabilities (note 13)                                                           64,786                       42,174
     Income and other taxes payable                                                             277                       38,386
---------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                           108,906                      116,731

Long-term Liabilities
     Long-term debt (note 14)                                                               263,855                      185,000
     Other long-term obligations (note 15)                                                  142,382                      114,168
---------------------------------------------------------------------------------------------------------------------------------
        Total long-term liabilities                                                         406,237                      299,168

Deferred Income and Mining Taxes (note 7)                                                   155,449                      201,454

Minority Interests in Consolidated Subsidiaries                                             102,387                       96,203

Shareholders' Equity (note 18)
        Capital stock, $1 par value per share:
        Preferred - 10,000 shares  authorized;  no shares  outstanding
        Common - 250,000 shares authorized; shares outstanding:
            1997 - 146,735; 1996 - 146,672                                                  146,735                      146,672
     Additional paid-in capital                                                             478,707                      477,880
     Retained earnings (deficit)                                                            (80,801)                     110,085
     Accumulated currency translation adjustments                                           (14,907)                      37,753
     Other                                                                                    2,016                       (3,838)
---------------------------------------------------------------------------------------------------------------------------------

        Total shareholders' equity                                                          531,750                      768,552
---------------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Shareholders' Equity                                         $      1,304,729            $       1,482,108
=================================================================================================================================


Commitments and Contingencies - see notes 20 and 21.


See notes to consolidated financial statements.

                    Homestake Mining Company and Subsidiaries
                 Statements of Consolidated Shareholders' Equity
                                 (In thousands)




                                                                                         Accumulated
                                                           Additional        Retained       Currency
For the years ended                            Common         Paid-in        Earnings    Translation
December 31, 1997, 1996 and 1995                Stock         Capital       (Deficit)    Adjustments         Other          Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1994                 $ 137,785       $ 339,785       $ 106,405        $ 8,869      $ (4,074)     $ 588,770
    Net income                                                                 30,327                                      30,327
    Dividends paid                                                            (27,587)                                    (27,587)
    Exercise of stock options                     206           2,680                                                       2,886
    Stock issued for purchase of HGAL
        minority interests (note 3)             2,550          39,849                                                      42,399
    Currency translation adjustments                                                          (1,041)                      (1,041)
    Change in unrealized loss on
        investments                                                                                            162            162
    Other                                                                                                      (59)           (59)
----------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1995                   140,541         382,314         109,145          7,828        (3,971)       635,857
    Net income                                                                 30,281                                      30,281
    Dividends paid                                                            (29,341)                                    (29,341)
    Exercise of stock options                     167           2,431                                                       2,598
    Stock issued for purchase of HGAL
        minority interests (note 3)             5,976          93,370                                                      99,346
    Currency translation adjustments                                                          29,925                       29,925
    Change in unrealized loss on
        investments                                                                                             10             10
    Other                                         (12)           (235)                                         123           (124)
---------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1996                   146,672         477,880         110,085         37,753        (3,838)       768,552
    Net loss                                                                 (168,879)                                   (168,879)
    Dividends paid                                                            (22,007)                                    (22,007)
    Exercise of stock options                      63             827                                                         890
    Currency translation adjustments                                                         (52,660)                     (52,660)
    Change in unrealized loss on
        investments                                                                                          3,638          3,638
    Other                                                                                                    2,216          2,216
----------------------------------------------------------------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1997                 $ 146,735       $ 478,707       $ (80,801)     $ (14,907)      $ 2,016      $ 531,750
==================================================================================================================================


See notes to consolidated financial statements.

                    Homestake Mining Company and Subsidiaries
                      Statements of Consolidated Cash Flows
                                 (In thousands)


For the years ended December 31, 1997, 1996 and 1995                       1997                 1996               1995
----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operations
Net income (loss)                                                     $    (168,879)       $      30,281      $      30,327
Reconciliation to net cash provided by operations:
    Depreciation, depletion and amortization                                112,356              112,353             99,602
    Write-downs and other unusual charges (note 6)                          198,802                8,983
    Foreign currency exchange losses on intercompany
        debt (note 5)                                                         5,657                8,943                883
    Gains on asset disposals                                                (16,712)              (3,836)            (5,024)
    Deferred income and mining taxes (note 7)                               (46,071)             (15,615)            19,475
    Minority interests                                                       10,241               15,070             15,998
    Reclamation - net                                                           784               (1,472)            (6,044)
    Other noncash items - net                                                 2,327                6,984              5,634
    Effect of changes in operating working capital items:
        Receivables                                                          (2,198)              13,754                821
        Inventories                                                           9,208              (15,851)             1,324
        Accounts payable                                                      7,399                 (450)              (852)
        Accrued liabilities and taxes payable                               (11,058)              21,451             (7,456)
        Other                                                                   433                 (217)            (1,231)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operations                                             102,289              180,378            153,457
----------------------------------------------------------------------------------------------------------------------------
Investment Activities
Decrease (increase) in short-term investments                               (11,063)             (63,742)            33,063
Proceeds from asset sales                                                    13,359               16,141             13,295
Additions to property, plant and equipment                                 (131,474)            (105,923)           (80,979)
Increase in restricted cash                                                 (15,990)
Investments in mining companies                                             (17,312)             (12,224)           (37,314)
Purchase of HGAL minority interests (note 3)                                                      (6,435)           (16,714)
Purchase of interest in Snip mine (note 3)                                                       (39,279)
Other                                                                        (2,430)               3,264              3,296
----------------------------------------------------------------------------------------------------------------------------
Net cash used in investment activities                                     (164,910)            (208,198)           (85,353)
----------------------------------------------------------------------------------------------------------------------------
Financing Activities
Borrowings                                                                  102,270
Debt repayments                                                             (18,000)
Dividends paid on common shares - Homestake                                 (22,007)             (29,341)           (27,587)
                                - Prime minority interests                   (2,151)              (2,205)
Common shares issued                                                            889                2,599              2,886
Other                                                                         4,235
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                          65,236              (28,947)           (24,701)
----------------------------------------------------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash and Equivalents                       2,511                  409             (3,147)
----------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Equivalents                               5,126              (56,358)            40,256
Cash and Equivalents, January 1                                              89,599              145,957            105,701
----------------------------------------------------------------------------------------------------------------------------
Cash and Equivalents, December 31                                     $      94,725        $      89,599      $     145,957
============================================================================================================================


See notes to consolidated financial statements.

                   Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)

Note 1:       Nature of Operations

     Homestake Mining Company ("Homestake" or the "Company") is engaged in gold mining and related activities including exploration, extraction, processing, refining and reclamation. Gold bullion, the Company's principal product, is produced and sold in the United States, Canada, Australia and Chile. Ore and concentrates, containing gold and silver from the Eskay Creek and Snip mines in Canada, are sold directly to smelters. Through its investment in Main Pass 299, the Company also produces and sells sulfur and oil.

Note 2:       Significant Accounting Policies

     The consolidated financial statements include Homestake and its majority-owned subsidiaries and their undivided interests in joint ventures after elimination of intercompany amounts. At December 31, 1997 the Company owned 50.6% of Prime Resources Group Inc. ("Prime") and 51% of Agua de la Falda S.A. with the remaining interests reflected as minority interests in the consolidated financial statements. Undivided interests in gold mining operations (the Round Mountain, Pinson and Marigold mines in the United States; Homestake Gold of Australia Limited's ("HGAL") interest in the gold mining operations in Kalgoorlie, Western Australia; and Homestake Canada Inc.'s ("HCI") interests in the Williams and David Bell mines in Canada) and in the sulfur and oil recovery operations at Main Pass 299 in the Gulf of Mexico are reported using pro rata consolidation whereby the Company reports its proportionate share of assets, liabilities, income and expenses.

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

     Property evaluations: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If deemed impaired, an impairment loss is measured and recorded based on the fair value of the asset, which generally will be computed using discounted cash flows.

         Estimated future net cash flows from each mine are calculated using estimates of proven and probable ore reserves, estimated future sales prices (considering historical and current prices, price trends and related factors), production costs, capital and reclamation costs. (See note 6.)

         The Company's estimates of future cash flows are subject to risks and uncertainties. Therefore, it is possible that changes could occur which may affect the recoverability of the Company's investments in mineral properties and other assets.

         Undeveloped properties upon which the Company has not performed sufficient exploration work to determine whether significant mineralization exists are carried at original acquisition cost. If it is determined that significant materialization does not exist, the property would be written down to estimated net realizable value at the time of such determination.

     Reclamation and remediation: Reclamation costs and related accrued liabilities, which are based on the Company's interpretation of current environmental and regulatory requirements, are accrued and expensed, principally by the units-of-production method based on estimated proven and probable ore reserves. Remediation liabilities, including estimated governmental oversight costs, are expensed upon determination that a liability has been incurred and where a minimum cost or reasonable estimate of the cost can be determined. (See note 6.)

         The Company provides for all costs of reclamation, including long-term care and monitoring and maintenance costs. The Company uses undiscounted current costs in preparing its estimates of future reclamation costs. The Company regularly updates its estimates of reclamation costs. Amounts to be received from the United States Federal Government for its 51.2% share of the cost of future reclamation activities at the Grants, New Mexico uranium facility are offset against the remaining estimated Grants reclamation liabilities. Receivables are recorded for the United States Federal
     Government's share of reclamation expenditures at the Grants uranium facility in the period that such expenditures are made.

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

                    Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


     Noncurrent investments include investments in mining securities and assets held in trust to fund employee benefits.

         Investments in mining securities that have readily determinable fair values and assets held in trust to fund employee benefits are classified as available-for-sale investments. Unrealized gains and losses on these investments are recorded as a separate component of shareholders' equity, except that declines in market value judged to be other than temporary are recognized in determining net income. Realized gains and losses on these investments are included in determining net income. (See note 6.)

     Product sales are recognized when title passes at the shipment or delivery point.

     Derivative financial instruments: The Company uses derivative financial instruments as part of an overall risk-management strategy. These instruments are used as a means of hedging exposure to precious metals prices and foreign currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes. The Company's accounting for derivative financial instruments is in accordance with the concepts established in Statement of Financial Accounting Standards ("SFAS") No. 80, "Accounting for Futures Contracts," SFAS No. 52, "Foreign Currency Translation," American Institute of Certified Public Accountants Statement of Positions 86-2, "Accounting for Options," and various Emerging Issues Task Force ("EITF") pronouncements.

         The Company uses forward sales contracts and combinations of put and call options to hedge its exposure to precious metals prices. The underlying hedged production is designated at the inception of the hedge. Deferral accounting is applied only if the derivatives continue to reduce the price risk associated with the underlying hedged production. Contracted prices on forward sales contracts and options are recognized in product sales as the designated production is delivered or sold. In the event of early settlement of hedge contracts, gains and losses are deferred and recognized in income at the originally designated delivery date.

         The Company uses combinations of put and call options to hedge its exposure to foreign currency exchange rates. Currently, these options do not qualify for deferral accounting and, accordingly, are marked to market at each balance sheet date. Realized and unrealized gains and losses on these options are recognized in other income.

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

     Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Basic and diluted net income per share are the same since the exercise of stock options and the conversion of the 5.5% convertible subordinated notes would produce anti-dilutive results.

     Preparation of financial statements: Certain amounts for 1996 and 1995 have been reclassified to conform to the current year's presentation. All dollar amounts are expressed in United States dollars unless otherwise indicated.

     Comprehensive income: In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in shareholders' equity that result from recognized transactions and other economic events of the period, other than transactions with shareholders in their capacity as shareholders. SFAS 130 will be effective for Homestake's 1998 financial statements. Adoption of SFAS 130 will result in additional disclosures in Homestake's financial statements but will not impact the Company's reported net income or net income per share.

Note 3:       Acquisitions and Divestitures

     Homestake Gold of Australia Limited: During the fourth quarter of 1995 and the first quarter of 1996, Homestake acquired the 18.5% of HGAL it did not already own. The total purchase price was $164.9 million, including $141.7 million for 8.5 million newly issued shares of the Company, $19.5 million in cash and $3.7 million of transaction expenses. The acquisition of the HGAL minority interests was accounted for as a purchase.

     Snip Mine: On April 30, 1996 Prime purchased Cominco Ltd.'s ("Cominco") 60% interest in the Snip mine in British Columbia, Canada for $39.3 million in cash. As a result of this purchase Prime became the sole owner of the Snip mine.

     Agua de la Falda S.A.: In July 1996, Homestake and Corporacion Nacional del Cobre Chile ("Codelco"), a state-owned mining company in Chile, formed a new company, Agua de la Falda S.A. ("La Falda") to conduct exploration and mining activities near Homestake's former El Hueso mine in northern Chile. Homestake owns 51% of the corporation and Codelco owns 49%. Codelco and Homestake have contributed property interests in the area to the new company. In addition, Codelco contributed the existing El Hueso plant, which had been under lease to Homestake. Homestake also contributed $5.1 million for exploration and development, including $3.7 million of exploration and development expenditures incurred prior to the formation of La Falda.

     Pinson Mining Company: In December 1996, Homestake increased its interest in the Pinson Mining Company partnership ("Pinson Partnership") from 26.25% to 50% and became the operator of the Pinson mine. Barrick Gold Corporation ("Barrick") owns the remaining 50% interest. The purchase price for the additional 23.75% partnership interest consisted of $4.4 million in cash, a net smelter royalty on certain future Pinson Partnership production and assumption of a proportionate increase of the Pinson Partnership's liabilities, including reclamation.

                    Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)

     George Lake and Back River Joint Ventures: In February 1997, Homestake sold its interests in the George Lake and Back River joint ventures in Canada to Kit Resources Corporation ("Kit") for $9.3 million in cash and
     3.6 million shares of Kit common stock. As a result of this transaction, the Company recorded a pretax gain of $13.5 million in the first quarter of 1997, which was included in other income. The write-downs of noncurrent investments recorded in the third and fourth quarters of 1997 (see note 6) includes $5.5 million related to the Company's investment in Kit.

     Torres Mining Complex: In 1995, the Company sold its 28% equity interest in the Torres silver mining complex in Mexico for $6 million. This sale resulted in a pretax gain of $2.7 million, which was included in other income.

Note 4:       Gain on Termination of Santa Fe Merger

     In March 1997, Santa Fe Pacific Gold Corporation terminated its previously announced merger agreement with Homestake and paid Homestake a $65 million termination fee. As a result, in 1997 the Company recorded a pretax gain of $62.9 million ($47.2 million after tax), net of merger related expenses of $2.1 million incurred in 1997. Other expense for the year ended December 31, 1996 included $3.4 million of expenses related to this proposed merger.

Note 5:       Other Income

                                                       1997                  1996                  1995
                                                  -----------------------------------------------------------
Gains on asset disposals                                $ 16,712               $ 3,836               $ 5,024
Royalty income                                             2,425                 2,888                 2,252
Foreign currency contract gains
     (losses)                                            (28,453)                1,632                  (151)
Foreign currency exchange losses on
     intercompany advances                                (5,657)               (8,943)                 (883)
Pension curtailment gain                                                         1,868
Other                                                      1,753                 7,666                 7,544
                                                  -----------------------------------------------------------
                                                       $ (13,220)              $ 8,947              $ 13,786
                                                  ===========================================================

Note 6:       Write-downs and Other Unusual Charges

                                                                           1997                   1996
                                                                       -------------------------------------
Write-down of Homestake's investment
      in the Main Pass 299 sulfur mine (a)                                 $ 107,761
Reduction in the carrying values of
      short-lived mining properties (b)                                       26,885
Increase in the estimated accrual for
      future reclamation expenditures (c)                                     29,156
Write-downs of noncurrent investments  (d)                                    24,770                $ 8,983
Other (e)                                                                     10,230
                                                                       -------------------------------------
                                                                           $ 198,802                $ 8,983
                                                                       =====================================




                    Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)

    (a) Homestake owns a 16.7% undivided interest in the Main Pass 299 sulfur mine located in the Gulf of Mexico. Planned write-downs by Homestake's joint venture partners caused the Company to reexamine the carrying value of its investment in Main Pass 299. Due to a prolonged period of low sulfur prices and Homestake's current assessment of estimated future cash flows from the Main Pass 299 sulfur mine, in the third quarter of 1997 the Company recorded a write-down of $107.8 million in its investment in Main Pass 299. As a result of this write-down, the Company's carrying value of the Main Pass 299 sulfur property, plant and equipment was reduced to zero at September 30, 1997.

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

    (d) Low gold prices and lower market valuations for junior mining companies have caused the value of certain of the Company's noncurrent investments in other companies to decline significantly. The Company recorded in income the reductions in the carrying values that it deemed to be other than temporary. (See note 11.)

    (e) Other consists primarily of foreign exchange losses on intercompany redeemable preferred stock and a loss on repayment of an intercompany gold loan.


                    Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


Note 7:       Income Taxes

     The provision for income and mining taxes consists of the following:

                                                     1997                   1996                   1995
                                                -------------------------------------------------------------
Current
     Income taxes
        Federal                                         $ 1,023               $ (1,999)              $ 7,375
        Canadian                                         26,048                 28,367                 1,928
        Other                                                (8)                   616                   115
                                                -------------------------------------------------------------
                                                         27,063                 26,984                 9,418
     Canadian mining taxes                                9,797                 14,964                10,248
                                                -------------------------------------------------------------
     Total current taxes                                 36,860                 41,948                19,666
                                                -------------------------------------------------------------

Deferred
     Income taxes
        Federal                                         (29,203)                (3,879)               (3,743)
        State                                             2,026                 (1,300)                  436
        Canadian                                         (7,039)               (14,588)               25,347
        Other foreign                                   (12,035)                 1,981                (2,041)
                                                -------------------------------------------------------------
                                                        (46,251)               (17,786)               19,999
     Canadian mining taxes                                  180                  2,171                  (524)
                                                -------------------------------------------------------------
     Total deferred taxes                               (46,071)               (15,615)               19,475
                                                -------------------------------------------------------------
        Total income and mining taxes                  $ (9,211)              $ 26,333              $ 39,141
                                                =============================================================



         The provision for income taxes is based on pretax income (loss) before minority interests as follows:

                                                    1997                    1996                   1995
                                               --------------------------------------------------------------
United States                                       $ (167,570)             $ (14,003)              $ 17,607
Canada                                                  50,592                 95,548                 71,333
Other foreign                                          (50,871)                (9,861)                (3,474)
                                               --------------------------------------------------------------
                                                    $ (167,849)             $  71,684               $ 85,466
                                               ==============================================================

                    Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


     Deferred tax liabilities and assets as of December 31, 1997 and 1996 relate to the following:

                                                                                December 31,
                                                                        1997                   1996
                                                                    -------------------------------------
Deferred tax liabilities
     Depreciation and other resource property differences


        United States                                                    $ 18,598               $ 64,855
        Canada - Federal                                                   29,906                 32,395
        Canada - Provincial                                                61,509                 69,069
        Australia                                                          61,319                 74,869
                                                                    -------------------------------------
                                                                          171,332                241,188
     Other                                                                 19,048                 15,342
                                                                    -------------------------------------
Gross deferred tax liabilities                                            190,380                256,530
                                                                    -------------------------------------

Deferred tax assets
     Tax loss carry-forwards
        Canada - Federal                                                                           2,001
        Australia                                                           7,698                 16,680
        Chile                                                              23,943                 19,929
        Other                                                               2,512                    162
                                                                    -------------------------------------
                                                                           34,153                 38,772
     Reclamation costs
        United States                                                      16,827                  6,783
        Other                                                               9,685                  6,226
                                                                    -------------------------------------
                                                                           26,512                 13,009

     Employee benefit costs                                                27,816                 26,959
     Alternative minimum tax credit carry-forwards                              -                 14,215
     Land and other resource property                                      11,337                 15,225
     Inventory                                                              7,924
     Foreign tax credit carry-forwards                                      5,857                 12,725
     Unrealized foreign exchange losses                                     9,157                  2,543
     Write-downs of noncurrent investments                                  9,410                  2,869
     Other                                                                 13,394                 13,174
                                                                    -------------------------------------
Gross deferred tax assets                                                 145,560                139,491
Deferred tax asset valuation allowances                                   (89,735)               (72,152)
                                                                    -------------------------------------
Net deferred tax assets                                                    55,825                 67,339
                                                                    -------------------------------------
Net deferred tax liability                                              $ 134,555              $ 189,191
                                                                    =====================================

Net deferred tax liability consists of
     Current deferred tax assets                                        $ (20,894)             $ (12,263)
     Long-term deferred tax liability                                     155,449                201,454
                                                                    -------------------------------------
        Net deferred tax liability                                      $ 134,555              $ 189,191
                                                                    =====================================


         The classification of deferred tax assets and liabilities is based on the related asset or liability creating the deferred tax. Deferred taxes not related to a specific asset or liability are classified based on the estimated period of reversal. The $89.7 million deferred tax valuation allowance at December 31, 1997 represents the portion of the Company's consolidated deferred tax assets which, based on projections at December 31, 1997, the Company does not believe that realization is "more likely than

                    Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


     not." The deferred tax valuation allowance consists of United States, Chile, Australia and Canada unrealized deferred tax assets of $56.6 million, $27.1 million, $5.7 million, and $.3 million, respectively. The increase in the valuation allowance for deferred tax assets of $17.6 million in 1997 is comprised primarily of the following: an increase of $9.9 million for future alternative minimum tax credits that the Company projects it will be unable to utilize; an increase of $6.2 million for potential capital losses for which the Company currently has no tax strategy to utilize; an increase of $6.3 million for additional unrealized tax loss carry-forwards in South America; and a decrease of $6.8 million for a reduction of the Company's foreign tax credit carryover. For income tax purposes, the Company has United States foreign tax credit carry-forwards of approximately $5.9 million, which are due to expire at various times through the year 2003.

         The largest portion of the $89.7 million of unrealized deferred tax assets is comprised of $46.8 million of future United States ($40.8 million), Australia ($5.7 million), and Canada ($.3 million) tax benefits relating to expenses that the Company projects will not be deductible for tax return purposes until after the year 2011. In projecting United States source income beyond this period, the Company currently does not meet the SFAS 109 "more likely than not" criteria required to recognize the United States tax benefits. In addition, there currently is not a tax strategy which would result in the realization of the Australian tax benefit. The remaining $42.9 million principally is comprised of future Chilean tax benefits, United States foreign tax credit carry-forwards and future alternative minimum tax credits that the Company projects it will be unable to realize.

         Major items causing the Company's income tax provision to differ from the federal statutory rate of 35% were as follows:

                                                           1997                1996                 1995
                                                       ------------------------------------------------------
Income tax (credit) based on statutory rate                $(58,748)            $ 25,089            $ 29,913
Percentage depletion                                           (900)              (7,611)             (9,879)
Earnings in foreign jurisdictions
     at different rates                                         559               (1,899)             (1,019)
State income taxes,
     net of federal benefit                                   1,219                  333                 340
Australian investment allowance                                (125)                                  (2,097)
Unrealized minimum tax credits                               21,201                5,645               4,790
Reduction of prior year accruals                                                 (24,048)
Other nondeductible losses                                   16,784               13,340               6,231
Deferred tax assets not recognized in
     prior years                                                                  (2,504)             (1,262)
Foreign taxes withheld                                          465                1,430               1,965
Litigation recovery                                                               (2,629)
Other - net                                                     357                2,052                 435
                                                       ------------------------------------------------------
Total income taxes                                          (19,188)               9,198              29,417
Canadian mining taxes                                         9,977               17,135               9,724
                                                       ------------------------------------------------------
Total income and mining taxes                              $ (9,211)            $ 26,333            $ 39,141
                                                       ======================================================

                   Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


          The Company's 1996 income tax expense includes a $24 million benefit relating to a reduction of prior years' income tax accruals for certain contingencies which were resolved in 1996 and a $2.6 million benefit relating to the tax portion of litigation recovery proceeds.

         Deferred tax assets not recognized in prior years include reversals of prior year valuation allowances of $2.5 million in 1996 and $1.3 million in 1995.

Note 8:       Receivables

                                                                             December 31,
                                                                    1997                      1996
                                                                ----------------------------------------
Trade accounts                                                       $ 23,180                  $ 24,485
U.S. Government receivable (see note 20)                                5,500                     5,500
Interest and other                                                     11,686                    17,665
                                                                ----------------------------------------
                                                                     $ 40,366                  $ 47,650
                                                                ========================================


Note 9:       Inventories

                                                                             December 31,
                                                                    1997                      1996
                                                                ----------------------------------------
Finished products                                                    $ 15,546                  $ 21,132
Ore and in-process                                                     25,881                    39,980
Supplies                                                               27,831                    30,015
                                                                ----------------------------------------
                                                                     $ 69,258                  $ 91,127
                                                                ========================================


         At December 31, 1997 and 1996, the cost of certain finished gold inventories in the United States stated on the LIFO cost basis totaled $5.5 million and $2.1 million, respectively. Such inventories would have approximated $6.2 million and $3.7 million, respectively, if stated at the lower of market or current year average production costs.

         At December 31, 1997 and 1996, ore stockpiles in the amounts of $14.5 million and $10.9 million, respectively, not expected to be processed within the 12 months following the end of each year are included in other noncurrent assets (see note 12).

Note 10: Property, Plant and Equipment

                                                                               December 31,
                                                                      1997                      1996
                                                                 ------------------------------------------
Mining properties and development costs                              $   952,040               $ 1,013,309
Plant and equipment                                                      981,229                   932,826
Land and royalty interests                                                 4,325                     3,905
Construction and mine development in progress                             21,628                    20,260
                                                                 ------------------------------------------
                                                                       1,959,222                 1,970,300
Accumulated depreciation, depletion and
     amortization                                                     (1,147,176)                 (963,270)
                                                                 ------------------------------------------
                                                                     $   812,046               $ 1,007,030
                                                                 ==========================================

                   Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


         At September 30, 1997 the Company wrote down the carrying value of its 16.7% undivided interest in the Main Pass 299 sulfur mine and the carrying values of certain short-lived mining properties (see note 6).

Note 11:      Noncurrent Investments

                                                                                 December 31,
                                                                         1997                     1996
                                                                    ----------------------------------------
Navan Resources plc (note 6)                                              $  6,685                 $ 16,800
Navan Bulgarian Mining BV                                                   12,000
Other investments (note 6)                                                  13,636                   22,806
                                                                    ----------------------------------------
                                                                          $ 32,321                 $ 39,606
                                                                    ========================================

         In 1995, Homestake acquired for $24 million a 10% interest in Navan Resources plc ("Navan"), an Irish public company with diverse mineral interests in Europe. At December 31, 1996 Homestake reduced the carrying value of its investment in Navan to the quoted market value. The resulting charge of $7.2 million was recorded in income. During 1997, Homestake recorded in income additional write-downs of $10.1 million with respect to the carrying value of the investment in Navan.

         In November 1997, Homestake purchased a 20% interest in Navan Bulgarian Mining BV ("Navan BV"), a wholly-owned subsidiary of Navan, for $12 million. Navan BV is a Netherlands company, which in turn owns 68% of Bimak AD, a Bulgarian company that owns and operates the surface facilities at the Chelopech copper-gold mine near Sofia, Bulgaria. The other 32% of Bimak is owned by Chelopech EAD ("Chelopech"), a government-owned corporation that owns and operates the Chelopech mine. Bimak AD provides consulting services to Chelopech and purchases the ore from the Chelopech mine at cost plus a 1% gross royalty. Homestake has agreed, under certain circumstances, to invest an additional $18 million in Navan BV, which would result in Homestake owning 51% of Navan BV, and give Homestake the right to become operator of the project. The investment of the additional $18 million is dependent on certain conditions including Navan BV acquiring at least 80% of Chelopech, securing the Chelopech mine concession, approval by Homestake and Navan of an expansion plan for the mine and mill, and receipt of financial commitments from lenders for additional funding for the expansion plan.

         During November 1997, Homestake acquired a 32% interest in Navan's Bulgarian exploration projects and program for $4 million. Homestake is obligated to invest an additional $4 million in the exploration program during the next three years, which will result in Homestake's owning a 50% interest in and having the right to become the operator of the exploration program.


Note 12:      Other Assets

                                                                               December 31,
                                                                       1997                     1996
                                                                  ----------------------------------------
Assets held in trust (see note 16)                                      $ 38,975                 $ 25,252
Restricted cash (see note 14)                                             15,990
Ore stockpiles (see note 9)                                               14,508                   10,946
U.S. Government receivable (see note 20)                                   5,362                   10,663
Other                                                                      9,557                    9,263
                                                                  ----------------------------------------
                                                                        $ 84,392                 $ 56,124
                                                                  ========================================


                    Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)



Note 13:      Accrued Liabilities

                                                                              December 31,
                                                                      1997                    1996
                                                                  -------------------------------------
Accrued payroll and other compensation                                $ 21,848                $ 23,085
Accrued reclamation and closure costs                                   11,818                  10,055
Unrealized loss on foreign currency exchange contracts                  20,416
Other                                                                   10,704                   9,034
                                                                  -------------------------------------
                                                                      $ 64,786                $ 42,174
                                                                  =====================================


Note 14:      Long-term Debt

                                                                             December 31,
                                                                     1997                   1996
                                                                 -------------------------------------
Convertible subordinated notes (due 2000)                            $ 150,000              $ 150,000
Pollution control bonds
     Lawrence County, South Dakota (due 2032)                           48,000
     Lawrence County, South Dakota (due 2003)                                                  18,000
     State of California (due 2004)                                     17,000                 17,000
Borrowings under credit agreement (due 2001)                            48,855
                                                                 -------------------------------------
                                                                     $ 263,855              $ 185,000
                                                                 =====================================


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

     Pollution control bonds: In July 1997, Lawrence County, South Dakota issued $30 million of South Dakota Solid Waste Disposal Revenue Bonds ("Waste
     Disposal Bonds") and $18 million of South Dakota Pollution Control Refunding Revenue Bonds ("Pollution Control Bonds"), both of which are due in 2032. Proceeds from the Waste Disposal Bonds were lent to the Company and proceeds from the Pollution Control Bonds were used to redeem outstanding South Dakota pollution control bonds. The Company is responsible for funding principal and interest payments on these bonds. Proceeds from the Waste Disposal Bonds are being used for construction of a new tailings dam lift and other qualifying expenditures at the Homestake mine. Qualifying expenditures of $14 million had been incurred through December 31, 1997. The remaining $16 million, which is held in a trustee account, is included in "other assets" in the accompanying balance sheet at December 31, 1997.

         The Company pays interest monthly on the pollution control bonds based on variable short-term, tax-exempt obligation rates. Interest rates at December 31, 1997 and 1996 were 4.6% and 4.3%, respectively. No principal payments are required until cancellation, redemption or maturity. Bondholders have the right to tender the bonds for payment at any time on seven days notice. The Company has arrangements with underwriters to remarket any tendered bonds and also with a bank to

                    Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


     provide liquidity and credit support to the Company and to purchase and hold for up to 15 months any tendered bonds that the underwriters are unable to remarket.

     Lines of credit: The Company has a United States/Canadian/Australian cross-border credit facility providing a total availability of $275 million. The Company pays a commitment fee of .15% per annum on the unused portion of this facility. The credit facility is available through September 20, 2001 and provides for borrowings in United States, Canadian or Australian dollars, or gold or a combination of these. The credit agreement requires a minimum consolidated net worth of $500 million. During 1997 HGAL borrowed A$75 million (equal to US$48.9 million at the December 31, 1997 exchange rate) under the credit agreement primarily for the repayment of intercompany debt. Interest on these Australian dollar borrowings are payable quarterly or semiannually, depending on the interest rate period as determined on each borrowing date, based on the Australian Bank Bill Swap Rate plus .4%. The interest rate at December 31, 1997 was 5.25%.

     In addition, Prime has an $11 million credit facility. No amount has been borrowed under this credit agreement.

Note 15:      Other Long-term Obligations

                                                                              December 31,
                                                                      1997                   1996
                                                                  -------------------------------------
Accrued reclamation and closure costs                                 $  71,178              $  45,388
Accrued pension and other postretirement
     benefit obligations (see note 16)                                   60,942                 59,273
Other                                                                    10,262                  9,507
                                                                  -------------------------------------
                                                                      $ 142,382              $ 114,168
                                                                  =====================================

         While the ultimate amount of reclamation and site restoration costs to be incurred in the future is uncertain, the Company has estimated that the aggregate amount of these costs for operating properties, plus previously accrued reclamation and remediation liabilities for nonoperating properties, will be approximately $160 million. This figure includes approximately $9 million of reclamation costs at the Grants uranium facility which will be funded by the United States Federal Government. At December 31, 1997 the Company had accrued $83 million for estimated ultimate reclamation and site restoration costs and remediation liabilities (see notes 13 and 20).

Note 16:      Employee Benefit Plans

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

                    Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


          Pension costs for 1997, 1996 and 1995 for Company-sponsored United States employee plans included the following components:

                                                   1997                   1996                   1995
                                               ------------------------------------------------------------
Service cost - benefits earned
     during the year                                 $ 4,308                $ 4,519                $ 3,573
Interest cost on projected
     benefit obligations                              15,958                 15,319                 14,476
Actual net return on assets                          (43,955)               (34,693)               (44,788)
Net amortization                                      26,523                 20,696                 32,405
Pension curtailment gain                                                     (1,868)
                                               ------------------------------------------------------------
                                                     $ 2,834                $ 3,973                $ 5,666
                                               ============================================================

         Assumptions used in determining net periodic pension cost for 1997, 1996 and 1995 include discount rates of 7%, 7%, and 8%, respectively, an assumed rate of increase in compensation of 5% for each year and an assumed long-term rate of return on assets of 8.5% for each year. Assumptions used in determining the projected benefit obligations at December 31, 1997 and 1996 include discount rates of 7% and an assumed rate of increase in compensation of 5%.

         The funded status and amounts recognized for pension plans in the consolidated balance sheets are as follows:

                                                  December 31, 1997                     December 31, 1996
                                                   Plans Where                            Plans Where
                                        -----------------------------------   ------------------------------------
                                                             Accumulated                            Accumulated
                                         Assets Exceed        Benefits         Assets Exceed         Benefits
                                          Accumulated          Exceed           Accumulated           Exceed
                                           Benefits            Assets            Benefits             Assets
                                        -----------------------------------   ------------------------------------
Actuarial present value
     of benefit obligations
     Vested benefits                          $(165,437)         $ (15,122)         $(162,100)          $ (17,700)
                                        ===================================   ====================================
     Accumulated benefits                     $(186,583)         $ (20,035)         $(180,800)          $ (18,900)
                                        ===================================   ====================================
     Projected benefits                       $(210,156)         $ (27,195)         $(202,200)          $ (21,000)
Plan assets at fair value (1)                   257,147                               224,064
                                        -----------------------------------   ------------------------------------
Plan assets in excess of (less than)
     projected benefit obligation                46,991            (27,195)            21,864             (21,000)
Unrecognized net loss (gain)                    (45,960)            (1,666)           (22,467)                 51
Unrecognized net transition
     obligation (asset) amortized
     over 15 years                               (2,810)               365             (3,364)                547
Unrecognized prior service
      cost (benefit)                               (398)             8,020                141               2,459
Additional minimum liability                                          (251)                                  (957)
                                        -----------------------------------   ------------------------------------
Pension liability recognized
     in the consolidated balance
     sheets                                    $ (2,177)         $ (20,727)          $ (3,826)          $ (18,900)
                                        ===================================   ====================================


(1) Approximately 99% and 98% of the plan assets were invested in listed stocks and bonds and the balance was invested in fixed-rate insurance contracts at December 31, 1997 and 1996, respectively.

                    Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


         Amounts shown under "plans where accumulated benefits exceed assets" at December 31, 1997 and 1996 consist of liabilities for a nonqualified supplemental pension plan covering certain employees and a nonqualified pension plan covering directors of the Company. These plans are unfunded. The Company has established a grantor trust, consisting of money market funds, mutual funds and corporate-owned life insurance policies, to provide funding for the benefits payable under these nonqualified plans and certain other deferred compensation plans. The grantor trust, which is included in other assets, amounted to $39.0 million at December 31, 1997 and $25.3 million at December 31, 1996.

         Certain of the Company's foreign operations participate in pension plans. The Company's share of contributions to these plans was $1.5 million in 1997, $1.4 million in 1996, and $1.1 million in 1995.

     Postretirement benefits other than pensions: The Company provides medical and life insurance benefits for certain retired employees, primarily retirees of the Homestake mine. Retirees generally are eligible for benefits upon retirement if they are at least age 55 and have completed five years of service. Net periodic postretirement benefit costs were $2.6 million in 1997, $3.1 million in 1996 and $3.5 million in 1995.

         The actuarial assumptions used in determining net periodic postretirement benefit costs include discount rates of 7% for 1997 and 1996 and 8% for 1995, initial health care trend rates of 9.5% for 1997, 10% for 1996 and 11.5% for 1995, grading down to an ultimate health care cost trend rate of 5%. The ultimate trend rate is expected to be achieved by 2006. Actuarial gains and losses are amortized over five years. The actuarial assumptions used in determining the Company's accumulated postretirement benefit obligation at December 31, 1997 and 1996 include a discount rate of 7%. A one percentage-point increase in the assumed health care cost trend rate would result in an increase of approximately $5.6 million in the accumulated postretirement benefit obligation at December 31, 1997 and an increase of approximately $.6 million in net periodic postretirement benefit costs for 1997.

         The following table sets forth amounts recorded in the Company's consolidated balance sheets at December 31, 1997 and 1996. The Company has not funded any of its estimated future obligation.

                                                                               December 31,
                                                                       1997                    1996
                                                                   --------------------------------------
Accumulated postretirement benefit obligation
     Retirees                                                          $(27,000)                $(29,000)
     Fully-eligible active plan participants                             (1,000)                  (1,000)
     Other active plan participants                                      (9,000)                  (7,000)
                                                                   --------------------------------------
                                                                        (37,000)                 (37,000)
Unrecognized net gain                                                    (4,995)                  (4,364)
Unrecognized prior service cost                                             557                      617
                                                                   --------------------------------------
Accumulated postretirement benefit obligation
     liability recognized in the consolidated
     balance sheets                                                    $(41,438)                $(40,747)
                                                                   ======================================

                    Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


     Stock option and share rights plan: The Company's 1996 Stock Option and Share Rights Plan ("1996 Plan") provides for grants of up to 6 million common shares. At December 31, 1997, stock options and share rights for 1.0 million shares were outstanding under the 1996 Plan and stock options for
     2.5 million shares were outstanding under prior plans. The exercise price of each stock option granted under these plans is equal to the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Options usually vest over a four-year period.

          A summary of the status of the Company's stock options as of December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                        1997                      1996                       1995
                               -----------------------------------------------------------------------------
                                Number       Average      Number        Average      Number       Average
                                  of        Price Per       of         Price Per       of        Price Per
                                Shares        Share       Shares         Share       Shares        Share
                               -----------------------------------------------------------------------------
Balance at January 1             2,603                   2,309                       2,301
     Granted                       794        $15.11       466           $19.19        361          $15.58
     Exercised                     (63)        13.99      (168)           19.71       (206)          13.90
     Expired                       (46)        32.27        (4)           19.38       (147)          16.92
                               --------                ---------                  ----------
Balance at December 31           3,288                   2,603                       2,309
                               ========                =========                  ==========

Options exercisable at
     December 31                 2,041                   1,854                       1,500
Fair value of options granted
     during the year                           $4.95                      $5.84                      $5.06

         The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 1.7, 1.8 and 1.8 years from the vest date (with incremental vesting over four years) for 1997, 1996 and 1995, respectively, expected volatility of 30.9%, 31.7% and 33.3% for 1997, 1996 and 1995, respectively, a dividend yield of 1%, 1% and 1.3% for 1997, 1996 and 1995, respectively, and a risk-free interest rate of 6.6%, 5.4% and 6.9% in 1997, 1996 and 1995, respectively.

         The  following  table  summarizes   information   about  stock  options
     outstanding at December 31, 1997:

                                              Options Outstanding                                     Options Exercisable
                        ----------------------------------------------------------------     ------------------------------------
      Range of                                Weighted-Average         Weighted-Average                         Weighted-Average
  Exercise Prices           Number              Remaining             Exercise Price            Number           Exercise Price
     Per Share           Outstanding         Contractual Life           Per Share             Exercisable          Per Share
---------------------   ---------------    ---------------------      ------------------     ----------------   -----------------
  $12.18 to $15.23               1,315          7.2 years                $14.19                        548          $12.94
    15.38 to 19.13               1,392          6.0 years                 17.16                        956           16.81
    19.70 to 39.79                 581          3.1 years                 27.36                        537           27.92
                        ---------------                                                      --------------
                                 3,288                                                               2,041
                        ===============                                                      ==============

         At December 31, 1997, there were .2 million share rights (1996:nil) outstanding under the 1996 plan. Share rights are converted into common stock when certain performance measurement or vesting criteria are met.

                    Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


          An additional 5 million and 6 million shares were available for future grants at December 31, 1997 and 1996, respectively.

         The Company elected to use the pro forma disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation," and has applied Accounting Principles Board Opinion 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the Company's stock options. The compensation cost for share rights is being recognized based on the fair value of the Company's stock over the period that the performance measurement and vesting criteria are estimated to be met. Had compensation expense for the Company's stock options been determined based on the fair value of options at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1997 and 1996 would have been as follows:

                                      1997                                1996                                 1995
                        -----------------------------       -------------------------------      -------------------------------
                                            Loss                                Earnings                             Earnings
                          Net Loss       Per Share           Net Income        Per Share          Net Income        Per Share
                        -------------   -------------       --------------    -------------      --------------    -------------
   As reported          $ (168,879)        $ (1.15)         $ 30,281              $ 0.21         $ 30,327              $ 0.22
   Pro forma              (170,830)          (1.16)           28,913                0.20           29,773                0.22

         During the initial phase-in period of SFAS 123, disclosures are not likely to be representative of the pro forma effects on reported net income for future years, as the disclosures only include the pro forma effects of options granted on or after January 1, 1995.

     Other plans: Substantially all full-time United States employees of the Company are eligible to participate in the Company's defined contribution savings plans. The Company's matching contribution was approximately $2.6 million in 1997, $2.2 million in 1996 and $1.6 million in 1995.

Note 17:      Fair Value of Financial Instruments

     At December 31, 1997 and 1996 the carrying values of the Company's cash and equivalents and short-term investments, noncurrent investments, long-term debt and foreign currency options approximated their estimated fair values. The estimated total liquidation value at December 31, 1997 of the gold forward sales contracts and the gold put and call option contracts held by the Company at that date is approximately $80 million. No amounts are included in the accompanying balance sheet at December 31, 1997 for these contracts (see note 21).

Note 18:      Shareholders' Equity

     Other equity includes deductions of $1.4 million and $3.5 million at December 31, 1997 and 1996, respectively, for loans made to certain former HCI employees and directors for the purchase of HCI common shares. The loans are non-interest bearing, are collateralized by a pledge of shares, and are not required to be paid until the securities purchased are equal to or greater than the value of the respective loans.

         In September 1997, the Company's Board of Directors extended the term of the Rights Agreement until October 2007 and amended certain terms of the Rights Agreement. A summary of the amended Rights Agreement is as follows:

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

Note 19:      Additional Cash Flow Information

     Cash paid for interest and for income and mining taxes is as follows:

                                                     1997                  1996                 1995
                                                 ---------------------------------------------------------
Interest, net of amounts capitalized                 $ 10,848              $ 10,643              $ 11,292
Income and mining taxes                                66,227                17,163                22,650

         Certain investing and financing activities of the Company affected its financial position but did not affect its cash flows. During the 1995 fourth quarter and the 1996 first quarter, the Company issued 2.6 million common shares and 6 million common shares valued at $42.4 million and $99.3 million, respectively, as part of the purchase consideration in the acquisition of the HGAL minority interests (see note 3).

Note 20: Contingencies

     Environmental Contingencies

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes heavy liabilities on persons who discharge hazardous substances. The Environmental Protection Agency ("EPA") publishes a National Priorities List ("NPL") of known or threatened releases of such substances.

     Grants: Homestake's former uranium millsite near Grants, New Mexico is listed on the NPL. The EPA asserted that leachate from the tailings contaminated a shallow aquifer used by adjacent residential subdivisions. Homestake paid the costs of extending the municipal water supply to the affected homes and continues to operate a water injection and collection system that has significantly improved the quality of the aquifer. The Company has decommissioned and disposed of the mills and

                    Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


     has covered the tailings impoundments at the site. The total future cost for reclamation, remediation, monitoring and maintaining compliance at the Grants site is estimated to be $17.5 million.

         Title X of the Energy Policy Act of 1992 (the "Act") and subsequent amendments to the Act authorized appropriations of $335 million to cover the Federal Government's share of certain costs of reclamation, decommissioning and remedial action for by-product material (primarily tailings) generated by certain licensees as an incident of uranium sales to the Federal Government. Reimbursement is subject to compliance with regulations of the Department of Energy ("DOE"), which were issued in 1994. Pursuant to the Act, the DOE is responsible for 51.2% of past and future costs of reclaiming the Grants site in accordance with Nuclear Regulatory Commission license requirements. Through December 31, 1997, Homestake had received $21 million from the DOE and the accompanying balance sheet at December 31, 1997 includes an additional receivable of $10.9 million (see notes 8 and 12) for the DOE's share of reclamation expenditures made by Homestake through 1997. Homestake believes that its share of the estimated remaining cost of reclaiming the Grants facility is fully provided in the financial statements at December 31, 1997.

         In 1983, the state of New Mexico made a claim against Homestake for unspecified natural resource damages resulting from the Grants tailings. New Mexico has taken no action to enforce its claim.

     Whitewood Creek: Whitewood Creek was a site where mining companies operating in the Black Hills of South Dakota, including Homestake, placed mine tailings (ground rock) beginning in the nineteenth century. Some tailings placed in Whitewood Creek eventually flowed into the Belle Fourche River, the Cheyenne River and Lake Oahe. Placement of mine tailings into Whitewood Creek was authorized by the laws of the United States, the Dakota territory and the State of South Dakota, and Whitewood Creek was later specifically designated by the State of South Dakota as a disposal stream for mine tailings and for the disposal of raw sewage and other municipal waste. In response to changes in legal requirements, Homestake ceased the placement of mine tailings into Whitewood Creek and for many years the Homestake mine has impounded all mine tailings that are not redeposited in the mine.

         Deposits of tailings along an 18-mile stretch of Whitewood Creek formerly constituted a site on the NPL. The EPA asserted that discharges of tailings by mining companies, including Homestake, contaminated the soil and streambed. Homestake signed a Consent Decree with the EPA and carried out remedial work. The site was deleted from the NPL on August 13, 1996. In the deletion notice, the EPA stated that "EPA, in consultation with the State of South Dakota, have determined that the Site poses no significant threat to public health or the environment."

         In September, 1997 the State of South Dakota filed an action against Homestake, alleging that Homestake's disposal of mine tailings in Whitewood Creek resulted in injuries to natural resources in Whitewood Creek, the Belle Fourche River, the Cheyenne River and Lake Oahe (collectively the "NRD Site"). The complaint also alleges that the tailings constitute a continuing public nuisance. The complaint asks for abatement of the nuisance, response costs, damages in an unspecified amounts, litigation costs and interest. In November 1997, the United States government and the Cheyenne River Sioux Tribe (the "federal trustees") filed a similar action alleging injuries to natural resource and seeking response costs, damages in unspecified amounts, litigation costs and attorneys fees.

         In its answers, Homestake denies that there has been any continuing damage to natural resources or nuisance as a result of the placement of tailings in Whitewood Creek. Among other defenses, it is

                   Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


     also the position of Homestake that as a result of the State of South Dakota's ownership of Whitewood Creek and state and federal designation of Whitewood Creek as an authorized disposal site, the State of South Dakota and the federal government are responsible for all past and future damages. Homestake has also counterclaimed against the State of South Dakota and the federal trustees seeking cost recoupment, contribution and indemnity.

         Homestake intends to vigorously defend this action and to seek recovery, contribution and indemnity from the State of South Dakota and the federal trustees for past and future expenditures. Homestake also expects to seek recovery, contribution and indemnity from other government entities and other persons who participated in ownership and/or operation of Whitewood Creek as a waste disposal site or who disposed of waste in the NRD Site.

         In the opinion of Homestake, there is no basis for the claims by the State of South Dakota or by the federal trustees. Homestake is also of the opinion that Homestake has valid defenses and counterclaims against the State of South Dakota and the federal trustees, and cross-claims for recovery, contribution and indemnity against other government entities and other persons who participated in ownership and/or operation of Whitewood Creek as a waste disposal site or who disposed of waste in the NRD Site. Homestake does not believe that resolution of these matters will have a material effect on the business or financial condition or results of operations of Homestake.

     Other Contingencies

     In addition to the above, the Company is party to legal actions and administrative proceedings and is subject to claims arising in the ordinary course of business. The Company believes the disposition of these matters will not have a material adverse effect on its financial position or results of operations.

Note 21:      Foreign Currency, Gold and Other Commitments

     Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which established trading ranges within which the United States dollar may be exchanged for foreign currencies by setting minimum and maximum exchange rates. Net unrealized gains (losses) on contracts outstanding at December 31, 1997 and 1996 were $(20.4) million and $.3 million, respectively. Other income for the years ended December 31, 1997, 1996 and 1995 included income (losses) of $(28.5) million, $1.6 million, and $(.2) million, respectively, related to the foreign currency protection program. At December 31, 1997 the Company had foreign currency contracts outstanding as follows:

                                                  Weighted-Average Exchange
                     Amount Covered                 Rates to U.S. Dollars                Expiration
Currency               (U.S. Dollars)           Put Options      Call Options               Dates
-------------------------------------------------------------------------------------------------------
Canadian                      $196,040             0.72              0.76                   1998
Canadian                        67,440             0.71              0.74                   1999
Canadian                        50,770             0.70              0.73                   2000
Australian                     104,750             0.74              0.77                   1998
Australian                      61,600             0.68              0.72                   1999
Australian                       3,000             0.65              0.68                   2000
                         --------------
                              $483,600
                         ==============

                    Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


         In addition to amounts related to the foreign currency option contracts, the Company recorded mark-to-market foreign currency losses on intercompany debt of $5.7 million in 1997, $8.9 million in 1996, and $.9 million in 1995 which were included in other income. These foreign currency exchange losses are related to the Company's Canadian and Australian dollar denominated advances to HCI and HGAL.

         In 1996, the Company entered into forward sales commitments for 680,100 ounces expected to be produced from the McLaughlin mine stockpiles from 1997 through 2003. In addition, during the second quarter of 1997 the Company entered into forward sales commitments for 20,000 ounces of gold to be produced in 2001 and 2002. Gold sales for 1997 include 120,100 ounces at an average price of $385 per ounce. Gold sales for 1996 and 1995 included 70,000 ounces and 88,800 ounces sold under the now-completed Nickel Plate mine program at an average price of $421 per ounce and $398 per ounce, respectively.

     At December 31, 1997 the Company's forward sales commitments were as follows:

                                                                      Average Price of
                                       Forward Sales                    Forward Sales
       Year                           (ounces)                           (per ounce)
-----------------------------------------------------------------------------------------
       1998                               120,000                           $399
       1999                               109,900                            415
       2000                                85,100                            430
       2001                                95,000                            441
       2002                                95,000                            457
       2003                                75,000                            481
                                    --------------
                                          580,000
                                    ==============

         To provide protection against a decrease in gold prices, during the third quarter of 1997 the Company entered into a series of put and call option contracts which provide a floor price of $325 per ounce for 900,000 ounces of Homestake's 1998 gold production. The Company purchased put options for 900,000 ounces of gold exercisable during 1998 at a price of $325 per ounce. The Company also sold call options for 900,000 ounces of gold exercisable during 1998 at a price of $325 per ounce and purchased call options for 900,000 ounces of gold exercisable during 1998 at $336 per ounce. These option contracts were established at no net cost to the Company.

         The Company also purchased put options for 30,000 ounces of gold exercisable during 2000 at a price of $350 per ounce and sold call options for 15,000 ounces of gold exercisable during 2000 at an average price of $395 per ounce.

         The Company does not require or place collateral for its foreign currency and gold hedging derivatives. However, the Company minimizes its credit risk by dealing with only major international banks and financial institutions.

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

Note 22:      Geographic and Segment Information

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

                    Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


GEOGRAPHIC INFORMATION

                                                            1997                1996               1995
                                                     -------------------------------------------------------
Revenues
     United States (1,2)                                  $  330,698          $  310,881         $  349,461
     Canada (3)                                              261,167             304,530            264,548
     Australia                                               120,787             147,241            120,898
     Latin America                                            11,182               4,284             11,458
                                                     -------------------------------------------------------
                                                          $  723,834          $  766,936         $  746,365
                                                     =======================================================

Exploration Expense
     United States                                        $   13,902          $   11,861         $   12,750
     Canada                                                    8,406               9,751              2,797
     Australia                                                 8,750               7,863              4,745
     Latin America and other                                  17,307              15,907              7,249
                                                     -------------------------------------------------------
                                                          $   48,365          $   45,382         $   27,541
                                                     =======================================================

Operating Earnings (Loss)
     United States (4)                                      (144,105)         $   23,124         $   32,623
     Canada (3)                                               82,186             103,640             86,662
     Australia (5)                                           (10,473)              1,914              4,516
     Latin America and other                                 (16,523)            (14,606)            (6,544)
                                                     -------------------------------------------------------
                                                          $  (88,915)         $  114,072         $  117,257
                                                     =======================================================

Identifiable Assets as of December 31
     United States                                        $  507,845          $  522,565         $  618,267
     Canada                                                  427,388             494,083            432,087
     Australia                                               353,885             451,973            264,238
     Latin America and other                                  15,611              13,487              7,041
                                                    -------------------------------------------------------
                                                          $1,304,729          $1,482,108         $1,321,633
                                                     =======================================================

     (1) Includes a gain of $62.9 million in 1997 on the fee received upon termination of Homestake's merger agreement with Santa Fe Pacific Gold Corporation.

     (2) Includes foreign currency exchange losses of $5.7 million in 1997 and $8.9 million in 1996 related to the Company's Canadian and Australian dollar denominated advances to HCI and HGAL.

     (3)  Includes  a gain of $13.5  million  in 1997 on the sale of the  George
          Lake  and  Back  River  joint  venture   interests  in  the  Northwest
          Territories of Canada.

     (4)  Includes   write-downs  in  1997  of  $107.8  million  on  Homestake's investment in the Main Pass 299 sulfur mine and $20.8 million in the carrying values of short-lived mining properties.

     (5) Includes write-downs in 1997 of $6.1 million in the carrying values of short-lived mining properties.

                   Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)


SEGMENT INFORMATION

                                                                         1997                1996                1995
                                                                ---------------------------------------------------------
Revenues
     Gold                                                             $  633,093          $  713,774          $  677,377
     Sulfur and oil                                                       26,821              30,749              40,620
     Interest and other (1,2,3)                                           63,920              22,413              28,368
                                                                ---------------------------------------------------------
                                                                      $  723,834          $  766,936          $  746,365
                                                                =========================================================

Operating Earnings (Loss)
     Gold (3,4)                                                       $   22,472          $  112,800          $  111,564
     Sulfur and oil (5)                                                 (111,387)              1,272               5,693
                                                                ---------------------------------------------------------
     Operating earnings (loss)                                           (88,915)            114,072             117,257
     Net corporate expense (2,6,7)                                       (78,934)            (42,388)            (31,791)
                                                                ---------------------------------------------------------
Income (Loss) Before Taxes and Minority Interests                     $ (167,849)         $   71,684          $   85,466
                                                                =========================================================

Depreciation, Depletion and Amortization
     Gold                                                             $  106,328          $  105,020          $   90,237
     Sulfur and oil                                                        5,013               6,302               8,055
     Corporate                                                             1,015               1,031               1,310
                                                                ---------------------------------------------------------
                                                                      $  112,356          $  112,353          $   99,602
                                                                =========================================================

Exploration Expense
     Gold                                                             $   48,365          $   45,382          $   27,541
                                                                =========================================================

Additions to Property, Plant and Equipment
     Gold (8)                                                         $  129,621          $  262,235          $  147,549
     Sulfur and oil                                                        1,181               1,541               1,604
     Corporate                                                               672                 440                 483
                                                                ---------------------------------------------------------
                                                                      $  131,474          $  264,216          $  149,636
                                                                =========================================================

Identifiable Assets as of December 31
     Gold                                                             $  976,590          $1,038,156          $  870,512
     Sulfur and oil                                                       15,181             126,499             134,990
     Corporate:
        Cash and equivalents and short-term
            investments                                                  235,946             219,757             212,373
        Other                                                             77,012              97,696             103,758
                                                                ---------------------------------------------------------
                                                                      $1,304,729          $1,482,108          $1,321,633
                                                                =========================================================

     (1) Includes a gain of $62.9 million in 1997 on the fee received upon termination of Homestake's merger agreement with Santa Fe Pacific Gold Corporation.

     (2) Includes foreign currency exchange losses of $5.7 million in 1997 and $8.9 million in 1996 related to the Company's Canadian and Australian dollar denominated advances to HCI and HGAL.

     (3)  Includes  a gain of $13.5  million  in 1997 on the sale of the  George
          Lake  and  Back  River  joint  venture   interests  in  the  Northwest
          Territories of Canada.

                   Homestake Mining Company and Subsidiaries
                   Notes to Consolidated Financial Statements
         (Unless otherwise noted, all tabular amounts are in thousands)



     (4) Includes write-downs in 1997 of $26.9 million in the carrying values of short-lived mining properties.


     (5) Includes a write-down in 1997 of $107.8 million on Homestake's investment in the Main Pass 299 sulfur mine.

     (6) Includes, in 1997, write-downs of $24.8 million in the carrying value of investments in mining company securities, an increase of $29.1 million in the accrual for estimated future reclamation expenditures, and $10.2 million in other charges, primarily foreign exchange losses on intercompany redeemable preferred stock and losses on an intercompany gold loan.

     (7) Includes write-downs in 1996 of $9 million in the carrying value of investments in mining company securities.

     (8) Includes additions to property, plant and equipment of $35.6 million in 1996 related to the purchase of Cominco's 60% interest in the Snip mine and additions of $122.6 million and $68.7 million in 1996 and 1995, respectively, related to the acquisition of the 18.5% of HGAL the Company did not already own (including deferred tax purchase adjustments of $32.5 million and $18.2 million, respectively).

         In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS 131 will not have a material impact on Homestake's current geographic and segment disclosures.

         Sales  to   individual   customers   exceeding  10%  of  the  Company's
      consolidated revenues were as follows:

                                    1997               1996                1995
                               -------------------------------------------------------
          Customer A             $ 143,000          $ 117,000           $ 102,000
                   B               100,000            129,000              92,000
                   C                80,000
                   D                                   77,000
                   E                                   77,000
                   F                                                      101,000
                   G                                                       91,000

         Because of the active worldwide market for gold, Homestake believes that the loss of any of these customers would not have a material adverse impact on the Company.

Note 23:      Plutonic Resources Limited

         On December 21, 1997, Homestake announced it had entered into an agreement to acquire Plutonic Resources Limited ("Plutonic"), an Australian gold producer, by an exchange of common stock for common stock. Homestake expects to issue approximately 64.4 million shares to acquire Plutonic (0.34 of a Homestake common share for each fully-paid Plutonic ordinary share).

         The transaction, which has been approved unanimously by the Boards of both companies, is expected to close in May 1998. The transaction is subject to approval by shareholders of both companies, qualification as a pooling of interests for accounting purposes, and certain other conditions.

REPORT OF INDEPENDENT AUDITORS


The Shareholders and
Board of Directors of
Homestake Mining Company:

We have audited the consolidated balance sheets of Homestake Mining Company and Subsidiaries as of December 31, 1997 and 1996, and the related statements of consolidated operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Homestake Mining Company and Subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/ Coopers & Lybrand L.L.P.
---------------------------
Coopers & Lybrand L.L.P.
San Francisco, California
February 9, 1998

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



/s/Jack E. Thompson
--------------------
Jack E. Thompson
President and Chief Executive Officer


/s/Gene G. Elam
--------------------
Gene G. Elam                                        February 9, 1998
Vice President, Finance and
Chief Financial Officer

Quarterly Selected Data
(In thousands, except per share amounts)

                            First            Second             Third              Fourth
                           Quarter           Quarter           Quarter            Quarter               Year
                         ------------------------------------------------------------------------------------------------

1997:
Revenues                     $250,187          $168,659          $158,224           $ 146,764           $ 723,834
Net income (loss)              49,860 (1)       (16,222)         (163,682)(2)         (38,835) (3)       (168,879)(1,2,3)

Per common share:
     Net income (loss)       $   0.34 (1)      $  (0.11)         $  (1.12)(2)       $   (0.26) (3)      $   (1.15)(1,2,3)
     Dividends paid              0.05              0.05                -                 0.05                0.15

1996:
Revenues                     $202,808          $201,492          $183,683           $ 178,953           $ 766,936
Net income                     13,653 (4)         6,776             7,427 (5)           2,425  (5,6,7)     30,281 (4,5,6,7)

Per common share:
     Net income              $   0.09 (4)      $   0.05          $   0.05 (5)       $    0.02  (5,6,7)  $    0.21 (4,5,6,7)
     Dividends paid              0.05              0.05              0.05                0.05                0.20

(1) Includes a gain of $47.2 million ($62.9 million pretax) or $0.32 per share, on the fee received upon termination of Homestake's merger agreement with Santa Fe Pacific Gold Corporation and a gain of $8.1 million ($13.5 million pretax) or $0.06 per share on the sale of the George Lake and Back River joint venture interests in the Northwest Territories of Canada.
(2) Includes write-downs and unusual charges of $145.1 million ($183.6 million pretax) or $0.99 per share, including (i) a write-down of $84.9 million ($107.8 million pretax) of Homestake's investment in the Main Pass 299 sulfur mine, (ii) a reduction of $18.2 million ($24.3 million pretax) in the carrying value of short-lived mining properties, (iii) an increase of $21.5 million ($29.1 million pretax) in the estimated accrual for future reclamation expenditures, (iv) write-downs of $14.7 million ($16.5 million pretax) of certain mining investments, and (v) other charges of $5.8 million ($5.9 million pretax) primarily related to foreign exchange losses on intercompany redeemable preferred stock.
(3) Includes write-downs and unusual charges of $13.6 million ($15.2 million pretax) or $0.09 per share including, (i) a reduction of $2.1 million ($2.6 million pretax) in the carrying value of short-lived mining properties, (ii) write-downs of $8.2 million ($8.3 million pretax) of certain mining investments, and (iii) other charges of $3.3 million ($4.3 million pretax) primarily losses on an intercompany gold loan.
(4) Includes income of $4.9 million ($5.5 million pretax) or $0.03 per share from a litigation recovery.
(5) Includes $2.7 million or $0.02 per share and $21.3 million or $0.14 per share in the third and fourth quarters, respectively, for reductions in the Company's accrual for prior year income taxes.
(6) Includes foreign currency exchange losses on intercompany advances of $7.2 million ($8.7 million pretax) or $0.05 per share and $7.4 million ($8.9 million pretax) or $0.05 per share in the 1996 fourth quarter and year-to-date periods, respectively, primarily related to the Company's Canadian-dollar denominated advances to HCI.
(7) Includes write-downs of $8.3 million ($9 million pretax) or $0.06 per share in the carrying value of investments in mining company securities.

Common Stock Price Range
(Prices as quoted on the New York Stock Exchange)

                             First             Second              Third              Fourth
                            Quarter            Quarter            Quarter             Quarter             Year
                        ---------------------------------------------------------------------------------------------
1997:      High             $16.63             $15.25             $15.38              $15.56             $16.63
           Low               13.13              12.75              12.31                8.31               8.31

1996:      High             $20.63             $20.88             $18.00              $16.63             $20.88
           Low               15.75              16.88              14.25               13.63              13.63

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

                  Refer to Part II, Item 8.

         2.  Financial Statement Schedules:

                  Schedules for the years ended December 31, 1997, 1996, and 1995 -

                  II       Valuation and Qualifying Accounts

                  Report of Independent Auditors

                  Schedules not listed are omitted because they are not required or because the required information is included elsewhere in this report.

         3.   Exhibits

         3.1 Restated Certificate of Incorporation of Homestake Mining Company (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 33-48526 on Form S-4 filed on June 10, 1992 (the "1992 S-4 Registration Statement")).
         3.2 Amendment to Restated Certificate of Incorporation of Homestake Mining Company dated June 3, 1991 (incorporated by reference to Exhibit 3.2 to the 1992 S-4 Registration Statement).
         3.3 Certificate of Correction of the Restated Certificate of Incorporation of Homestake Mining Company dated February 10, 1992 (incorporated by reference to Exhibit 3.3 to the 1992 S-4 Registration Statement).
         3.4 Bylaws (as amended through January 30, 1998) of Homestake Mining Company (incorporated by reference to Exhibit 3.5 to the Registrant's Report on Form 8-K dated February 9, 1998).

         3.5      Rights  Agreement  dated October 16, 1987  (incorporated  by reference  to  Exhibit  1 to the  Registrant's  Registration
                  Statement on Form 8-A dated October 16, 1987).
         3.6      Amendment  No. 1 dated as of October  15, 1997 to the Rights
                  Agreement  dated as of October  16,  1987  (incorporated  by reference to Exhibit 4 to the Registrant's  Form 8-A/A filed on October 16, 1997).
         3.7      Certificate  of   Designation  of  Series  A   Participating
                  Cumulative  Preferred  Stock  of  Homestake  Mining  Company
                  (incorporated  by reference to Exhibit 2 to the Registrant's
                  Registration Statement on Form 8-A dated October 16, 1987).
         3.8      Amendment  to   Certificate   of   Designation   of  Series  A
                  Participating  Cumulative  Preferred Stock of Homestake Mining
                  Company  (incorporated  by  reference  to  Exhibit  3.6 to the
                  Registrant's Report on Form 8-K dated November 20, 1996).
         4.1      Indenture  dated as of  January  23,  1993  between  Homestake
                  Mining Company,  Issuer and The Chase  Manhattan  Bank,  N.A.,
                  Trustee, with respect to U.S. $150,000,000 principal amount of
                  5 1/2%  Convertible  Subordinated  Notes due  January 23, 2000
                  (incorporated  by reference to Exhibit 4.2 to the Registrant's
                  Form 8-K Report dated as of June 23, 1993).
         10.1     Credit  Agreement  dated as of September  20, 1996 between the
                  Registrant, the Lenders, The Chase Manhattan Bank of Canada as
                  Canadian  Administrative  Agent for Lenders,  Chase Securities
                  Australia   Limited,   ACN  002   888   011,   as   Australian
                  Administrative  Agent for Lenders,  Chase  Securities Inc., as
                  Arranger,  The Chase Manhattan Bank, as  Administrative  Agent
                  for  Lenders,  and  Canadian  Imperial  Bank of  Commerce,  as
                  Documentation Agent for Lenders  (incorporated by reference to
                  Exhibit  10.1  to  the  Registrant's  Form  8-K  dated  as  of
                  September 20, 1996).
         10.2     First  Amendment  and Waiver to Credit  Agreement  dated as of
                  April 3, 1997  among the  Registrant,  the  Lenders,  Canadian
                  Imperial Bank of Commerce,  as Documentation  Agent, The Chase
                  Manhattan  Bank of Canada as  Canadian  Administrative  Agent,
                  Chase   Securities    Australia    Limited,    as   Australian
                  Administrative Agent, Chase Securities Inc., as Arranger,  and
                  The   Chase   Manhattan   Bank  ,  as   Administrative   Agent
                  (incorporated by reference to Exhibit 10.1 to the Registrant's
                  Form 8-K dated June 18, 1997).
         10.3     Second  Amendment,  dated  as of  July  18,  1997,  to  Credit
                  Agreement  among  the  Registrant,   the   Lenders,  Canadian
                  Imperial  Bank of  Commerce, as Documentation Agent, The Chase
                  Manhattan  Bank of Canada as  Canadian  Administrative  Agent,
                  Chase   Securities    Australia   Limited,    as    Australian
                  Administrative   Agent,  Chase  Securities  Inc., as Arranger,
                  and  The   Chase  Manhattan  Bank,  as  Administrative  Agent
                  (incorporated   by   reference    to  Exhibit   10.2   to  the
                  Registrant's  Form 8-K dated  August 27,  1997).
         10.4     Third  Amendment,   dated  as of July  29,  1997,  to  Credit
                  Agreement  among   the  Registrant,   the  Lenders,  Canadian
                  Imperial Bank of  Commerce, as Documentation Agent, The Chase
                  Manhattan Bank of  Canada as Canadian  Administrative  Agent,
                  Chase   Securities    Australia   Limited,   as   Australian
                  Administrative  Agent,  Chase  Securities Inc., as Arranger,
                  and  The  Chase   Manhattan  Bank,  as  Administrative  Agent
                  (incorporated   by   reference   to  Exhibit   10.3  to  the
                  Registrant's Form 8-K dated August 27, 1997).
         10.5     Agreement  dated  July 4,  1995  between  Noranda  Exploration
                  Company  Limited,  Teck Corporation and  International  Corona
                  Resources  Limited  (a  subsidiary  of  International   Corona
                  Corporation,  now  Homestake  Canada Inc. and a subsidiary  of
                  Registrant), relating to development of the Quarter Claim mine
                  (incorporated by reference to Exhibit 10.1 to the Registrant's
                  Form 10-K Report for the year ended December 31, 1995).
*        10.6     Form  of  Change  of  Control  Severance  Plan  of  Registrant
                  (incorporated by reference to Exhibit 10.2 to the Registrant's
                  Form 10-K Report for the year ended December 31, 1995).

*        10.7     Deferred   Compensation  Plan  of  Homestake   Mining  Company
                  effective  October  1,  1995  (incorporated  by  reference  to
                  Exhibit 10.3 to the Registrant's Form 10-K Report for the year ended December 31, 1995).
*        10.8     Amended  and  Restated   Executive   Supplemental   Retirement
                  Plan of  Homestake  Mining  Company  effective  August 1, 1995
                  (incorporated by reference to Exhibit 10.4 to the Registrant's
                  Form 10-K Report for the year ended December 31, 1995).
*        10.9     Supplemental  Retirement  Plan of  Homestake  Mining  Company,
                  amended  and   restated   effective  as  of  January  1,  1990
                  (including  November 29, 1990  modification)  (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K Report
                  for the year ended December 31, 1995).
*        10.10    Master  Trust under the  Homestake  Mining  Company   Deferred
                  Compensation  Plans as of  December 5, 1995  (incorporated  by reference to Exhibit 10.6 to the Registrant's Form 10-K Report
                  for the year ended December 31, 1995).
*        10.11    Retirement  plan  for  outside   directors of  the  Registrant
                  dated  as of July  21,  1994  (incorporated  by  reference  to
                  Exhibit  10.2 to the  Registrant's  Form 8-K  dated  March 20,
                  1995).
         10.12    Combination  Implementation  Agreement dated December 22, 1997
                  between  Homestake  Mining  Company  and  Plutonic   Resources
                  Limited  (incorporated  by  reference  to  Appendix  A to  the
                  Registrant's  Preliminary  Proxy  Statement  dated January 26,
                  1998 and as amended March 11, 1998).
         10.13    Agreement  dated  October 9, 1991 between the  Registrant  and
                  Chevron  Minerals Ltd.  (incorporated  by reference to Exhibit
                  10(b)  to the  Registrant's  Form  10-K  for  the  year  ended
                  December 31, 1991).
         10.14    Guarantee  dated  December 18, 1991 between the Registrant and
                  Chevron  Minerals Ltd.  (incorporated  by reference to Exhibit
                  10(c)  to the  Registrant's  Form  10-K  for  the  year  ended
                  December 31, 1991).
         10.15    Agreement  dated May 4, 1990 for the sale of the  Registrant's
                  42.5%   partnership   interest   in  The   Doe   Run   Company
                  (incorporated   by   reference   to   Exhibit   28(a)  to  the
                  Registrant's Form 8-K dated May 18, 1990).
         10.16    Purchase and sale agreement dated January 15, 1989 between the
                  Registrant's subsidiary,  Homestake Gold of Australia Limited, and North  Kalgoorlie  Mines Limited (and Group Companies) and
                  Kalgoorlie Lake View Pty. Ltd.  (incorporated  by reference to
                  Exhibit 10(g) to the Registrant's Form 10-K for the year ended
                  December 31, 1989).
         10.17    Agreement  Amending Joint Venture  Agreement made 19 June 1996 between Homestake Gold of Australia Limited,  North Kalgoorlie
                  Mines Pty Ltd. and Kalgoorlie Consolidated Gold Mines Pty Ltd.
                  (incorporated   by   reference   to   Exhibit   10.14  to  the
                  Registrant's Form 10-K for the year ended December 31, 1996).
         10.18    Joint   Operating   Agreement   dated  May  1,  1988   between
                  Freeport-McMoRan Resources Partners, IMC Fertilizer,  Inc. and
                  Felmont Oil Corporation (a subsidiary of Registrant, now named
                  Homestake Sulphur Company) relating to the Main Pass Block 299 sulfur project (incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K for the year ended December 31,
                  1992).
         10.19    Amendment  No.  1  dated  July  1,  1993  to  Joint  Operating
                  Agreement  between Freeport McMoRan  Resources  Partners,  IMC
                  Fertilizer, Inc. and Homestake Sulphur Company (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 1993).
         10.20    Amendment  No. 2 dated  November 30, 1993 to  Joint Operating
                  Agreement  between  Freeport  McMoRan Resources Partners, IMC
                  Fertilizer, Inc. and Homestake Sulphur

                  Company  (incorporated  by  reference  to Exhibit  10.9 to the
                  Registrant's Form 10-K for the year ended December 31, 1993).
         10.21    Letter dated June 17, 1996,  amending Amendment No. 1 to Joint
                  Operating   Agreement   between   Freeport   McMoran  Resource
                  Partners,  IMC Fertilizer  Inc. and Homestake  Sulphur Company
                  (incorporated   by   reference   to   Exhibit   10.18  to  the
                  Registrant's Form 10-K for the year ended December 31, 1996).
         10.22    Amended and Restated Project Agreement (David Bell Mine) dated as of April 1,  1986  among  Teck  Corporation,  International
                  Corona  Resources Ltd. (a subsidiary of  International  Corona
                  Corporation,  now  Homestake  Canada Inc. and a subsidiary  of
                  Registrant),  Teck-Hemlo Inc., Corona-Hemlo Inc. (a subsidiary of International Corona Corporation, now Homestake Canada Inc.
                  and a subsidiary of Registrant)  (incorporated by reference to
                  Exhibit 10.17 to the Registrant's Form 10-K for the year ended
                  December 31, 1992).
         10.23    Amended and  Restated  Operating  Agreement  (David Bell Mine)
                  among Teck Corporation, International Corona Resources Ltd. (a
                  subsidiary of International Corona Corporation,  now Homestake
                  Canada Inc. and a subsidiary of Registrant), Teck Mining Group
                  Limited,  Teck-Corona Operating  Corporation,  Teck-Hemlo Inc.
                  and Corona-Hemlo  Inc. (a subsidiary of  International  Corona
                  Corporation,  now  Homestake  Canada Inc. and a subsidiary  of
                  Registrant) (incorporated by reference to Exhibit 10.18 to the
                  Registrant's Form 10-K for the year ended December 31, 1992).
         10.24    Project Agreement  (Williams Mine) dated August 11, 1989 among
                  Teck  Corporation,  Corona  Corporation  (now Homestake Canada
                  Inc. and a subsidiary of  Registrant)  and Williams  Operating
                  Corporation (incorporated by reference to Exhibit 10.19 to the
                  Registrant's Form 10-K for the year ended December 31, 1992).
         10.25    Operating  Agreement  (Williams  Mine)  dated  August 11, 1989 among Teck  Corporation,  Corona  Corporation  (now  Homestake
                  Canada Inc. and a subsidiary of Registrant), Teck Mining Group
                  Limited and Williams  Operating  Corporation  (incorporated by reference to Exhibit 10.20 to the  Registrant's  Form 10-K for
                  the year ended December 31, 1992).
         10.26    Shareholders'  Agreement  dated  August 11, 1989 among  Corona
                  Corporation  (now  Homestake  Canada Inc. and a subsidiary  of
                  Registrant),   Teck   Corporation   and   Williams   Operating
                  Corporation (incorporated by reference to Exhibit 10.21 to the
                  Registrant's Form 10-K for the year ended December 31, 1992).
*        10.27    Share Incentive Plan effective July  1,  1988 of International
                  Corona  Corporation  (now Homestake Canada Inc. and subsidiary of Registrant),  as amended October 22, 1991  (incorporated by reference to Exhibit 10.32 to the  Registrant's  Form 10-K for
                  the year ended December 31, 1992).
         10.28    Shareholder  Agreement  dated January 1, 1989 among  Homestake
                  Mining Company,  Case, Pomeroy & Company, Inc. and Hadley Case
                  (incorporated   by   reference   to   Exhibit   10(a)  to  the
                  Registrant's Form 10-K for the year ended December 31, 1988).
         10.29    Amendment dated March 27, 1992 to Shareholder  Agreement dated
                  January 1, 1989 among Homestake Mining Company,  Case, Pomeroy
                  & Company, Inc., and Hadley Case (incorporated by reference to
                  Exhibit 10.14 to the 1992 S-4 Registration Statement).
*        10.30    Consulting   agreement  dated  July 24, 1992,  between  Stuart
                  T. Peeler and the  Registrant  (incorporated  by  reference to
                  Exhibit 10.36 to the Registrant's Form 10-K for the year ended
                  December 31, 1992).
*        10.31    Consulting  agreement dated  March 1, 1993 between  William A.
                  Humphrey and the Registrant (incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K for the year ended
                  December 31, 1993).

*        10.32    Consulting agreement dated as of May 15, 1996 between Harry M.
                  Conger  and  the  Registrant  (incorporated  by  reference  to
                  Exhibit 10.30 to the Registrant's Form 10-K for the year ended
                  December 31, 1996).
*        10.33    Long Term Incentive  Plan of 1983 of Homestake  Mining Company
                  (incorporated   by   reference   to   Exhibit   10(g)  to  the
                  Registrant's Registration Statement on Form S-14 dated May 16,
                  1984).
*        10.34    Employees'   Stock   Option   and   Share   Rights   Plan-1988
                  (incorporated   by   reference   to   Exhibit   10(n)  to  the
                  Registrant's Form 10-K for the year ended December 31, 1987).
*         10.35   1996 Stock Option and Share Rights Agreement  (incorporated by reference to Exhibit A to the Registrant's Proxy Statement for
                  the 1996 Annual Meeting of Shareholders).
         11       Computation of Earnings Per Share.
         21       Subsidiaries of the Registrant.
         23       Consent of Coopers & Lybrand L.L.P., Independent Auditors.
         27       Financial Data Schedule.
         * Compensatory plan or management contract.

(b)       Reports Filed on Form 8-K

         Two reports on Form 8-K were filed during the fourth quarter of 1997.

         The report on Form 8-K dated December 16, 1997 was submitted 1) to announce that Homestake Canada Inc. and Prime Resources Group Inc. had terminated the agreement to purchase the Troilus mine; 2) to report that the United States government and the Cheyenne River Sioux Tribe filed an action against the Company relating to natural resources damage claims due to the placement of tailings in Whitewood Creek and
         3) to report commencement of a third arbitration proceeding with Goldstake Exploration Inc.

         The report on Form 8-K dated December 31, 1997 announced the proposed business combination of the Registrant and Plutonic Resources Limited.


                                  RISK FACTORS

Risks Inherent in Gold Exploration, Development and Production

         The business of gold exploration, development and production by its nature involves significant risks. Among other things, the business depends on successful location of reserves and skillful management. Gold exploration is highly speculative in nature, involves many risks and frequently is non-productive. Once mineralization is discovered and determined to be economically recoverable, it usually takes a number of years from the initial phase of exploration until production commences, during which time the economic feasibility of production may change. Substantial expenditures are required to establish reserves through drilling, to determine means of production and metallurgical processes to extract the metal from ore, and, in the case of new properties, to construct mining and processing facilities.

         Mining is subject to a variety of risks and hazards, including rock falls and slides, cave-ins, flooding and other weather conditions, and other acts of God. Homestake maintains property and liability insurance consistent with industry practice, but such insurance contains exclusions and limitations on coverage. For example, coverage for environmental liability generally is limited and may be totally unavailable. There can be no assurance that insurance will continue to be available at economically acceptable premiums. Production costs also can be affected by unforeseen changes in ore grades and recoveries, permitting requirements, environmental factors, work interruptions, operating circumstances, unexpected changes in the quantity or quality of reserves, unstable or unexpected ground conditions, and technical issues.

         The  United   States,   Australia  and  Canada  are  the  locations  of
substantially all of Homestake's operating activities. Homestake also conducts development, operations and exploration activities in a number of other countries. Some countries have higher levels of political and economic risk than others, including potential for government instability, uncertainty of laws and legal enforcement and compliance, defects in or uncertainty as to title to mining property, expropriation of property, restrictions on production, export controls, currency non-convertibility, fluctuations in currency exchange rates, inflation and other general economic and political uncertainties.

Risks of Gold and Silver Price Fluctuations and Hedging Activities

         The results of Homestake's operations are affected significantly by the market price of gold and, to a lesser extent, by the market price of silver. The markets for gold and silver are worldwide markets. Gold and silver prices are subject to volatile price movements over short periods of time and are influenced by numerous factors over which Homestake has no control, including expectations with respect to the rate of inflation, the relative strength of the United States, Canadian and Australian dollars, interest rates, global or regional political or economic crises, demand for jewelry and industrial products containing gold and silver, speculation, and sales by central banks and other holders and producers of gold and silver in response to these factors. The supply of gold and silver includes a combination of new mine production, recycling of industrial products containing gold and silver, and sales from existing stocks of bullion and fabricated gold and silver held by governments, public and private financial institutions, and individuals.

         In general, hedging enables a gold producer to "lock in" a future price for hedged gold that is higher than the then current spot price for gold. However, to the extent that sales of future gold production are hedged, the ability to realize future increases in gold prices may be reduced, subject to the gold producer's ability to extend the expiry dates of the hedge contracts. Homestake engages in hedging programs.

         Homestake has adopted a gold hedging policy under which Homestake will, in appropriate circumstances, enter into forward-sales transactions for approximately 30% of its gold production in each of the subsequent ten years at prices in excess of certain targeted prices. Homestake will also, in appropriate circumstances, use combinations of put and call option contracts, which provide an effective price floor for sales while permitting participation in future price increases. To the extent Homestake has not hedged its production in forward-sales transactions or established price floors, Homestake's profitability is fully exposed to fluctuations in the current price of gold and silver in world markets.

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

Risks Associated with Reserve Realization

         Gold and silver reserves reported by Homestake reflect estimated quantities and grades of gold and silver in deposits and in stockpiles of mined material that Homestake believes can be mined, processed and sold at prices sufficient to recover the estimated future cash costs of production, remaining investment and anticipated additional capital expenditures. Reserves are estimates based upon drilling results, past experience with mining properties, experience of the person making the reserve estimates and many other factors. Reserve estimation is an interpretive process based upon available data. The actual quality and characteristics of ore deposits cannot be known until mining has taken place. Furthermore, reserves are valued based on estimates of future costs and future prices. Homestake's gold reserves at December 31, 1997 are based on an assumed price of $325 per ounce for short-lived operations, and $350 per ounce for other operations. Homestake's silver reserves at December 31, 1997 and 1996 are based on an assumed price of $5 per ounce. Homestake gold reserves at December 31, 1996 are based on an assumed price of $375 per ounce.

         Actual quality and characteristic of ore deposits and gold and silver prices will differ from the assumptions used to develop reserves. Such differences may be significant.

         Sulfur and oil reserve realization is subject to similar risks. In the third quarter of 1997, Homestake wrote off its entire sulfur mine investment in light of the continued depressed world market for sulfur.

Risks of Government Regulation of Mining Activities

         Homestake's mining operations and exploration activities are subject to extensive regulation governing development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters in all jurisdictions in which it operates. Changes in regulations can have material impacts on anticipated levels of production, costs and profitability. There can be no assurance that all required permits and government approvals can be secured and maintained on an economic basis.

         The United States Mining Law of 1872 (the "Mining Law") has been the subject of substantial debate and proposals for change for several years. While changes in the Mining Law may occur, Homestake cannot predict when or if changes will occur, or the extent to which any new legislation will exempt or otherwise "grandfather" existing mining operations, unpatented mining claims on which commercial discoveries have been made or unpatented mining claims for which the patenting process is partially complete. Under current law, persons staking unpatented mining claims on United States federal government property open to exploration (unpatented mining claims), upon the making and documenting of a discovery of most minerals (including gold and silver) in commercial quantities, are entitled to mine the property without payment of royalties and to secure title to the property (patented mining claims) at nominal cost. Under proposals made in recent years to amend the Mining Law, the United States government would be entitled to receive royalties based on either the gross or net value of production from government-owned property. This would have only minimal impact on Homestake's current operations, as substantially all of Homestake's current operations in the United States, other than its operations at Ruby Hill, are conducted on privately held land. It is possible that Homestake may be required to pay royalties on production from the Ruby Hill operation, which would increase the production cost over current estimates, but the amount of the increase, if any, is not predictable. Expansion at Homestake's Round Mountain mine also may occur on government-owned property, as to which royalties similarly might be payable. Should the Mining Law be so amended, it could reduce the amount of future exploration and development activity conducted by Homestake on federal government-owned property in the United States.

Risks of Currency Fluctuations

         Gold is sold throughout the world principally based on the US dollar price, but operating expenses of gold mining companies generally are incurred in local currencies. Homestake's operations principally are based in the United States, Canada and Australia. Homestake's Canadian and Australian subsidiaries engage in currency hedging programs in Canadian and Australian dollars to protect against significant currency fluctuations relative to the US dollar.

Risks of Native Title Claims

         Australia

         The decision of the High Court of Australia in 1992 in Mabo and Others v Queensland (No. 2) recognized traditional native title rights to land. That decision and the Racial Discrimination Act raised the possibility that mining and exploration tenements granted by the Crown after October 31, 1975 over areas in which there were existing native title rights might be invalid to the extent of any inconsistency with those native title rights. The High Court recently held in The Wik Peoples v Queensland that the grant of pastoral leases will not necessarily extinguish native title rights. (Many mining leases have been granted over areas of pastoral leasehold.)

         The Commonwealth and States have passed legislation in relation to native title which provides for native title claims to be made. This legislation is subject to amendments currently before Parliament. The legislation provides for a right to negotiate before the grant or renewal of certain tenements (other than renewals of tenements as of right, in accordance with the terms of their original grant or renewals of validated tenements) after January 1, 1994. Negotiations must take place between the native title holders or claimants, the grantee party and the government party.

         The native title legislation also validates mining tenements granted before January 1, 1994 and suspends native title over the mining tenements area. Any compensation for the suspension is payable by the government that granted the tenement.

         There are native title claims relating to the area of Homestake's 50% owned Kalgoorlie operations. However, all of the mining leases with respect to active mining operations at Kalgoorlie are pre-1994 leases and therefore native title claims will not adversely affect the operations.

         Some of Homestake's exploration tenements in Australia are subject to multiple native title claims. Should Homestake be successful in its exploration activities in these areas and seek to convert its interests to mining leases, it will be necessary to comply with the right to negotiate provisions of the Native Title Act and any agreement reached as a result of negotiations may include provisions with respect to payment of compensation by Homestake to the native title claimants. If agreement cannot be reached and the matter has to be determined by the National Native Title Tribunal, the National Native Title Tribunal is entitled to include in its determination as to whether or not the titles may be granted, conditions with respect to compensation of native title claimants. The requirements for negotiation and the possibility of a requirement to pay compensation may result in delay and increased costs for mining in the affected mining areas.

         Canada

         In the Delgamuukw decision in December 1997, the Supreme Court of Canada affirmed that aboriginal tribal groups continue to have aboriginal rights in lands in British Columbia used or occupied by their ancestors in 1846. Those rights may vary from rights of limited use up to aboriginal title. The decision has created uncertainty regarding property rights in Canada (including mineral and other resource rights), particularly in British Columbia and other areas where treaties were not concluded with aboriginal groups. The Court stated these principles in broad terms, and did not apply them to any particular lands. The decision also did not address how aboriginal rights or title are to be reconciled with property and tenure rights previously sold or granted by the government. The Court did confirm that the extent of the aboriginal rights (including whether the rights rise to the level of aboriginal title) will depend on, among other things, the extent of prior aboriginal use and occupation. The Court also stated that, depending on the nature of the aboriginal rights, consultation with and compensation to (and possibly consent
of) aboriginal groups may be required in connection with sales of government-owned land or granting of mining, forestry and other rights to use government-owned land. The Court indicated that rights of compensation derive from the government's fiduciary obligations to the aboriginal groups. The application of the principles enunciated in the decision will not be possible until subsequent decisions provide clarification, and the application of these principles to any particular land will not be possible until the exact nature of historical aboriginal use and occupancy and the resulting rights in the particular property has been determined.

         There are aboriginal claims that extend to the areas of British Columbia in which the Eskay Creek and Snip mines are located. These mining operations are conducted under government mining leases which grant the exclusive right to mine. There has not been any determination of the existence of any valid claim of aboriginal rights or title in these areas. Homestake does not expect any interruption of its existing mining operations, and Homestake does not believe that its existing Canadian operations will be materially adversely affected by aboriginal claims. However, Homestake expects that future Canadian activities, including exploration and development of new mines, could be slowed and could be adversely affected, depending on future legal developments in this area and the extent of aboriginal rights in any particular property.

         United States

         There are no native title issues for Homestake's properties in the United States.


                              CAUTIONARY STATEMENTS

         This report contains certain forward-looking statements (as such term is defined in the United States Private Securities Litigation Reform Act of
1995) and information that is based on the beliefs of the management of Homestake, as well as assumptions made by and information currently available to the management of Homestake. Any statements made in this report that are not historical in nature, including statements preceded by the words "anticipate," "believe," "estimate," "expect," "intend," "will" and similar expressions, as they relate to Homestake or the management of Homestake, are forward-looking statements. Estimates of reserves, future production and future cash costs per ounce of gold-equivalent production are also forward-looking statements.

         The purpose of these cautionary statements is to identify certain important factors and assumptions on which forward looking statements may be based or which could cause actual results to differ materially from those expressed in forward looking statements. The important factors and assumptions set forth below should be read in conjunction with "Risk Factors" herein.

Reserves

         Information with respect to ore reserves has been prepared in accordance with SEC definitions and practices. Gold and silver reserves reported by Homestake reflect estimated quantities and grades of gold and silver in deposits and in stockpiles of mined material that Homestake believes can be mined, processed and sold at prices sufficient to recover the estimated future cash costs of production, remaining investment, and anticipated additional capital expenditures. Estimates of costs of production are based on current and projected costs taking into account past experience and expectations as to the future. Estimated mining dilution is factored into reserve calculations.

         Reserves are reported as general indicators of the life of mineral deposits. Reserves should not be interpreted as assurances of mine lives or of the profitability of current or future operations. Reserves are estimated for each property based upon factors relevant to each deposit. Reserves are estimates based upon drilling results, past experience with the property, experience of the persons making the reserve estimates and many other factors. Reserve estimation is an interpretive process based upon available data, and the actual quality and characteristics of ore deposits cannot be known until mining has taken place.

         Changes in reserves over time generally reflect (i) efforts to develop additional reserves, (ii) depletion of existing reserves through production,
(iii) actual mining experience, (iv) continued testing and development of additional information and (v) price and cost forecasts. Grades of ore actually processed may be different from the stated reserve grades because of geologic variations in different areas mined, mining dilution, losses in processing and other factors. Recovery rates vary with the metallurgical and other characteristics and grade of ore processed.

         Gold and silver reserve calculations for properties operated by Homestake are prepared by Homestake. Gold and silver reserve calculations for properties not operated by Homestake are based on information provided to Homestake by the operator. Homestake periodically reviews such information but does not independently confirm the information provided by these operators. Homestake gold reserves at December 31, 1997 are based on an assumed price of $325 per ounce for short-lived operations, and $350 per ounce for other operations. Homestake's silver reserves at December 31, 1997 and 1996 are based on an assumed price of $5 per ounce. Homestake's gold reserves at December 31, 1996 are based on an assumed price of $375 per ounce.

         Actual quality and characteristics of ore deposits and gold and silver prices will differ from the assumptions used to develop reserves. Such differences may be significant.

         Homestake's sulfur reserves represent the quantity of sulfur in the Main Pass 299 deposit for which geological, engineering and marketing data give reasonable assurance of recovery and sale under projected economic and operating conditions at prices sufficient to cover the estimated future cash costs of production, and estimated future capital expenditures. Homestake's proven oil reserves at Main Pass 299 are the estimated quantity of crude oil and condensate which geological and engineering data give reasonable assurance of recovery and sale under projected operating conditions at prices sufficient to cover the estimated future cash costs of production, the remaining investment, and estimated future capital expenditures. The estimates are based on limited reservoir and engineering data. The reserve estimates are based on information provided by the operator. The operator principally relies on oil reserve estimations performed by third-party petroleum engineers. In the third quarter of 1997, Homestake wrote off its entire investment in the sulfur mine in light of the continued depressed market for sulfur.

Estimates of Production

         Estimates of future production and mine life for particular properties are derived from annual mining plans that have been developed based on, among other things, mining experience, reserve estimates, assumptions regarding ground conditions and physical characteristics of ores (such as hardness and presence or absence of certain metallurgical characteristics), and estimated rates and costs of production. Actual production may vary from estimates for a variety of reasons, including risks and hazards of the types discussed above, actual ore mined varying from estimates of grade and metallurgical and other characteristics, mining dilution, strikes and other actions by labor at unionized locations, restrictions imposed by government agencies and other factors. Estimates of production from properties not yet in production or from operations that are to be expanded are based on similar factors (including, in some instances, feasibility reports prepared by company personnel and/or outside consultants) but, as such estimates do not have the benefit of actual experience, there is a greater likelihood that actual results will vary from the estimates.

Estimates of Operating Costs and Capital Costs; Capital Projects

         Estimates of cash costs for mining operations are developed based on past experience, reserve and production estimates, anticipated mining and ground conditions, metallurgical recoveries, estimated costs of materials, supplies and utilities, exchange rates and other items. Estimates of amortization of noncash costs are based on total capital costs and reserve estimates and may change at least annually based on actual amounts of unamortized capital and changes in reserve estimates. If the net book value of mining operations exceeds the fair value, usually determined based on the estimated future undiscounted cash flows from that mine, then an impairment loss based on the discounted cash flows would be recognized as an expense in the period such evaluation is made.

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

         Estimated periods for completion of capital projects are based on many factors, including Homestake's experience in completing capital projects, and estimates provided by and contract terms with contractors, engineers, suppliers and others involved in design and construction of projects. Estimates also reflect assumptions with respect to factors beyond the control of Homestake, including, but not limited to, the time government agencies may take in processing applications, issuing permits and otherwise completing processes required under applicable laws and regulations. Actual time to completion may vary significantly from estimates.

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

Taxes

         Homestake's operations are conducted in a number of jurisdictions, with differing rates of taxation. The Canadian statutory tax rate, including federal and provincial income tax and mining tax is approximately 49%. The applicable United States tax rate is 21% (20% alternative minimum tax plus 1% state tax). The Australian statutory rate is 36%.

         Homestake's effective tax rate varies from the statutory rate because of certain differences between the tax laws and the accounting treatment of income and expenditures. For example, some of Homestake's foreign exploration costs are expensed for accounting purposes but are not yet deductible for tax purposes. Therefore, the tax benefit related to those expenditures cannot be recognized until there is sufficient taxable income generated in the jurisdictions where such expenditures are incurred. In addition, certain Canadian accounting expenses cannot be deducted in calculating the mining tax. Homestake also has limited ability to utilize foreign tax credits in calculating its United States income tax.

         Homestake's overall effective tax rate is dramatically impacted by the geographic mix of its pretax income and losses. A greater proportion of income in a high tax jurisdiction, like Canada, may cause the consolidated effective tax rate to rise.

         Homestake's overall effective rate can also fluctuate significantly during a period of low gold prices, because the tax rate is the ratio of tax expense to pretax income. Low pretax income or pretax losses can produce unusually high or unusually low effective tax rates (including the possibility of negative rates). This can occur if mining and income tax expense continues to accrue on profitable mines in high tax jurisdictions while losses are incurred in low tax jurisdictions. The tax expense in the high tax jurisdiction is not fully offset by the tax benefit from losses generated in the low tax jurisdictions. As a result, as the income and tax expenses from all jurisdictions are blended into a consolidated total, the overall effective rate is disproportionately impacted.

Western Australia Royalty

         Homestake has operations in the State of Western Australia. Until recently, no royalties have been payable on gold production in Western Australia. However, in late 1997, a gold royalty was formally adopted. The principal features of the royalty are as follows:

         o A 1.25% royalty will be payable between July 1, 1998 and June 30, 2000 on the realized value of all gold produced, increasing to 2.5% on or after July 1, 2000. No royalty is payable in respect of production prior to July 1, 1998.
         o Realized value is to be calculated by multiplying the total gold produced during each month by the average of the gold spot prices for that month.
         o If, in any quarter between July 1, 2000 and June 30, 2005 the average spot gold price for any quarter is less than A$450 per ounce, the rate of royalty for that quarter will fall to 1.25%.
         o An exemption from payment of the royalty will apply in respect of the first 2,500 ounces of gold produced during each financial year from gold produced or obtained from the same gold royalty project. A "gold royalty project" is defined as one or more mining tenements from which anyone (not just the royalty paying producer in question) produces or obtains gold that is treated or processed at a common treatment facility or combination of treatment facilities (other than a refinery).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  HOMESTAKE MINING COMPANY




Date March  26, 1998                            By:/s/ J.E. Thompson
     ---------------                               -----------------
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


      Signature             Capacity                             Date




/s/ G. G. Elam              Vice President,Finance            March  26, 1998
-------------               and Chief Financial Officer
G. G. Elam                  (Principal Financial Officer)



/s  D. W. Peat              Vice President and Controller     March  26, 1998
-------------               (Principal Accounting Officer)
D. W. Peat




                    (Signatures continued on following page.)


Signature                                           Capacity                            Date
---------                                           --------                            ----

/s/Harry M. Conger                       Chairman of the Board                        March  26, 1998
-----------------                        and Director
Harry M. Conger

/s/Jack E. Thompson                      President, Chief  Executive                  March  26, 1998
--------------------                     Officer and Director
Jack E. Thompson

/s/ M. Norman Anderson                   Director                                     March  26, 1998
---------------------
M. Norman Anderson

/s/ Richard R. Burt                      Director                                     March  26, 1998
------------------
Richard R. Burt

/s/ Robert H. Clark, Jr.                 Director                                     March 26, 1998
-----------------------
Robert H. Clark, Jr.

/s/ Robert Durham                        Director                                     March 26, 1998
----------------
G. Robert Durham

/s/ Douglas W. Fuerstenau                Director                                     March  26, 1998
------------------------
Douglas W. Fuerstenau

/s/ Henry G. Grundstedt                  Director                                     March  26, 1998
-----------------------
Henry G. Grundstedt

/s/ John Neerhout, Jr.                   Director                                     March  26, 1998
----------------------
John Neerhout, Jr.

/s/ Peter J. Neff                        Director                                     March  26, 1998
-----------------
Peter J. Neff

/s/ Stuart T. Peeler                     Director                                     March  26, 1998
--------------------
Stuart T. Peeler

/s/ Carol A. Rae                         Director                                     March  26, 1998
---------------
Carol A. Rae

/s/ Jeffrey L. Zelms                     Director                                     March  26, 1998
--------------------
Jeffrey L. Zelms


                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (In thousands)

---------------------------------------------------------------------------------------------------------------------------
                COLUMN A                        COLUMN B             COLUMN C           COLUMN D             COLUMN E

                                               BALANCE AT                                                     BALANCE
                                               BEGINNING                                                    AT END OF
              DESCRIPTION                      OF PERIOD            ADDITIONS          DEDUCTIONS             PERIOD
---------------------------------------------------------------------------------------------------------------------------

DEFERRED TAX ASSET VALUATION ALLOWANCES (1)

     Year ended December 31, 1997               $ 72,152             $ 25,956           $ 8,373 (2)         $ 89,735

     Year ended December 31, 1996               $ 59,611             $ 17,551           $ 5,010 (3)         $ 72,152

     Year ended December 31, 1995               $ 49,839             $ 11,034           $ 1,262 (3)         $ 59,611



(1) For further information see Note 7, Income Taxes, in the Notes to the Consolidated Financial Statements.

(2) Deductions in 1997 relate to a reduction of the Company's foreign tax credit carryover and realization of certain deferred tax assets.

(3) Deductions in 1996 and 1995 relate to the realization of certain United States deferred tax assets.

                         REPORT OF INDEPENDENT AUDITORS




The Shareholders and Board of Directors
Homestake Mining Company

We have audited the consolidated financial statements of Homestake Mining Company and Subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, which financial statements are included on pages 65 through 93 of this Form 10K. We have also audited the financial statement schedules listed on Item 14(a)(2) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homestake Mining Company and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand L.L.P.
---------------------------
Coopers & Lybrand L.L.P.
San Francisco, California
February 9, 1998

                                 EXHIBIT INDEX



Exhibit                                                     Method of Filing
-------                                                     ----------------
11             Computation of Earnings Per Share            Filed herewith electronically

21             Subsidiaries of Registrant                   Filed herewith electronically

23             Consent of Coopers & Lybrand L.L.P.          Filed herewith electronically

27             Financial Data Schedule                      Filed herewith electronically