Form 10-Q
period 1998-03-31
HOMESTAKE MINING CO /DE/
filed 1998-04-28
CIK 743872

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the Quarterly Period Ended March 31, 1998

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

                Yes        X                       No   ______
                     -----------


The number of shares of common stock outstanding as of April 23, 1998 was 146,780,900.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

A.  Condensed Consolidated Balance Sheets (unaudited)
    (In thousands, except per share amount)

                                                                                     March 31,                  December 31,
                                                                                        1998                         1997
                                                                                 ----------------             ----------------
ASSETS
Current assets
    Cash and equivalents                                                          $      130,232               $       94,725
    Short-term investments                                                               120,288                      141,221
    Receivables                                                                           45,127                       40,366
    Inventories:
      Finished products                                                                   15,886                       15,546
      Ore and in process                                                                  23,799                       25,881
      Supplies                                                                            27,120                       27,831
    Deferred income and mining taxes                                                      20,894                       20,894
    Other                                                                                  8,420                        9,506
                                                                                 ----------------             ----------------
      Total current assets                                                               391,766                      375,970
                                                                                 ----------------             ----------------

Property, plant and equipment - at cost                                                1,978,030                    1,959,222
    Accumulated depreciation, depletion and amortization                              (1,179,475)                  (1,147,176)
                                                                                 ----------------             ----------------
      Property, plant and equipment - net                                                798,555                      812,046
                                                                                 ----------------             ----------------

Investments and other assets
    Noncurrent investments                                                                32,360                       32,321
    Other assets                                                                          84,689                       84,392
                                                                                 ----------------             ----------------
      Total investments and other assets                                                 117,049                      116,713
                                                                                 ----------------             ----------------
Total Assets                                                                      $    1,307,370               $    1,304,729
                                                                                 ================             ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                              $       33,038               $       43,843
    Accrued liabilities:
      Payroll and other compensation                                                      33,465                       21,848
      Reclamation                                                                         12,919                       11,818
      Unrealized loss on foreign currency exchange contracts                              11,441                       20,416
      Other                                                                               22,729                       10,704
    Income and other taxes payable                                                         8,157                          277
                                                                                 ----------------             ----------------
      Total current liabilities                                                          121,749                      108,906
                                                                                 ----------------             ----------------

Long-term liabilities
    Long-term debt                                                                       264,673                      263,855
    Other long-term obligations                                                          134,243                      142,382
                                                                                 ----------------             ----------------
      Total long-term liabilities                                                        398,916                      406,237
                                                                                 ----------------             ----------------
Deferred income and mining taxes                                                         153,151                      155,449

Minority interests in consolidated subsidiaries                                          110,629                      102,387

Shareholders' equity
    Capital stock, $1 par value per share:
      Preferred - 10,000 shares authorized; no shares outstanding
      Common - 250,000 shares authorized; shares outstanding:
         1998 - 146,770; 1997 - 146,735                                                  146,770                      146,735
    Other shareholders' equity                                                           376,155                      385,015
                                                                                 ----------------             ----------------
      Total shareholders' equity                                                         522,925                      531,750
                                                                                 ----------------             ----------------
Total Liabilities and Shareholders' Equity                                        $    1,307,370               $    1,304,729
                                                                                 ================             ================

See notes to condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



B. Condensed Statements of Consolidated Operations (unaudited) (In thousands, except per share amounts)

                                                                                   Three Months Ended March 31,
                                                                                  1998                          1997
                                                                          -----------------              ----------------

Revenues
       Gold and ore sales                                                   $      153,227                 $     164,213
       Sulfur and oil sales                                                          6,133                         6,952
       Interest income                                                               3,998                         3,329
       Gain on termination of Santa Fe merger                                                                     62,925
       Other income                                                                 10,985                        12,768
                                                                          -----------------              ----------------
                                                                                   174,343                       250,187
                                                                          -----------------              ----------------
Costs and Expenses
       Production costs                                                            104,150                       118,114
       Depreciation, depletion and amortization                                     29,544                        28,155
       Administrative and general expense                                           10,180                         9,561
       Exploration expense                                                           7,218                         8,335
       Interest expense                                                              3,528                         2,582
       Other expense                                                                11,687                           642
                                                                          -----------------              ----------------
                                                                                   166,307                       167,389
                                                                          -----------------              ----------------

Income Before Taxes and Minority Interests                                           8,036                        82,798
Income and Mining Taxes                                                             (8,097)                      (29,779)
Minority Interests                                                                  (4,550)                       (3,159)
                                                                          -----------------              ----------------

Net Income (Loss)                                                           $       (4,611)                $      49,860
                                                                          =================              ================



Net Income (Loss) Per Share (Basic and Diluted)                             $        (0.03)               $         0.34
                                                                          =================              ================

Average Shares Used in the Computation                                             146,749                       146,682
                                                                          =================              ================

Dividends Paid Per Common Share                                             $        -                     $        0.05
                                                                          =================              ================



See notes to condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



C.  Condensed Statements of Consolidated Cash Flows (unaudited)
    (In thousands)

                                                                                        Three Months Ended March 31,
                                                                                         1998                        1997
                                                                                 ---------------             ---------------
Cash Flows from Operations
    Net income (loss)                                                             $      (4,611)              $      49,860
    Reconciliation to net cash provided by operations:
       Depreciation, depletion and amortization                                          29,544                      28,155
       Gains on asset disposals                                                            (101)                    (13,575)
       Deferred taxes, minority interests and other                                     (10,725)                     18,273
       Effect of changes in operating working capital items                               5,240                     (16,267)
                                                                                 ---------------             ---------------
    Net cash provided by operations                                                      19,347                      66,446
                                                                                 ---------------             ---------------

Investment Activities
    Decrease in short-term investments                                                   21,637                      14,956
    Additions to property, plant and equipment                                           (7,796)                    (22,806)
    Proceeds from asset sales                                                               191                       9,425
    Other                                                                                (1,194)                        881
                                                                                 ---------------             ---------------
    Net cash provided by investment activities                                           12,838                       2,456
                                                                                 ---------------             ---------------

Financing Activities
    Common shares issued                                                                    510                         781
    Dividends paid                                                                            -                      (7,334)
    Other                                                                                 2,812                       2,659
                                                                                 ---------------             ---------------
    Net cash provided by (used in) financing activities                                   3,322                      (3,894)
                                                                                 ---------------             ---------------

Net increase in cash and equivalents                                                     35,507                      65,008

Cash and equivalents, January 1                                                          94,725                      89,599
                                                                                 ---------------             ---------------

Cash and equivalents, March 31                                                    $     130,232               $     154,607
                                                                                 ===============             ===============




See notes to condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



Notes to Condensed Consolidated Financial Statements (unaudited)

1. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

         The transaction, which has been approved unanimously by the Boards of both companies, is expected to close on April 30, 1998. The transaction is subject to approval by shareholders of both companies, qualification as a pooling of interests for accounting purposes, and certain other conditions. Transaction costs of $2.4 million ($2.4 million after tax) related to this acquisition are included in other expense for the three months ended March 31, 1998.

3. In January 1998, the Company announced that it would implement a major restructuring of operations at the Homestake mine in order to reduce operating costs. The Company suspended underground mining for approximately 60 days while it completed the final details of the new operating plan and readied the underground mine to begin operating on the restructured basis. Open Cut ore stockpiles continued to be processed through the mill at an accelerated rate while the underground operations were suspended. The new mine plan is specifically designed to improve the grade of ore recovered through the increased use of mechanized cut-and-fill mining methods. When fully implemented, the plan will reflect a complete reorganization of underground activities, a significant reduction in the mine's work force and a reduction in future gold production.

         Other expense during the three months March 31, 1998 includes $8.9 million ($5.9 million after tax) of costs associated with the temporary suspension of operations and the reduction in work force of 450 employees. These costs primarily represent wage payments to the work force during the temporary shutdown and severance payments and benefit costs for the severed employees, and are net of approximately $9.3 million of pension and benefit plan curtailment gains.

4. In March 1997, Santa Fe Pacific Gold Corporation terminated its previously announced merger agreement with Homestake and paid Homestake a $65 million termination fee. As a result, the Company recorded a pretax gain of $62.9 million ($47.2 million after tax), net of merger-related expenses of $2.1 million incurred in 1997.

5.       In February  1997,  Homestake sold its interests in the George Lake and
         Back River joint ventures in Canada to Kit Resources Corporation ("Kit") for $9.3 million in cash and 3.6 million shares of Kit common stock. As a result of this transaction, the Company recorded a pretax gain of $13.5 million ($8.1 million after tax) in the first quarter of 1997, which is included in other income.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



6. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which established trading ranges within which the United States dollar may be exchanged for foreign currencies by setting minimum and maximum exchange rates.

         At  March  31,  1998  the  Company  had  forward   currency   contracts
         outstanding as follows (dollar amounts in thousands):

                                                 Weighted-Average Exchange
                    Amount Covered                 Rates to U.S. Dollars               Expiration
Currency              (U.S. Dollars)           Put Options      Call Options             Dates
----------------------------------------------------------------------------------------------------
Canadian                      $ 146,410            0.72             0.75                  1998
Canadian                        104,280            0.70             0.73                  1999
Canadian                         77,340            0.69             0.72                  2000
Canadian                          2,000            0.70             0.73                  2001
Australian                       76,650            0.74             0.77                  1998
Australian                       72,500            0.68             0.71                  1999
Australian                       42,800            0.66             0.69                  2000
                        ----------------
                              $ 521,980


7. In 1996, the Company entered into forward sales commitments for 680,100 ounces of gold during the period 1997 through 2003. Gold sales for the first quarter of 1998 include 30,000 ounces at an average price of $394 per ounce compared to 30,000 ounces at an average price of $380 per ounce in the 1997 first quarter under the forward sales program.

         At March 31, 1998 the Company's gold forward sales commitments were as follows:

                                                                 Average Price of
                                    Forward Sales                  Forward Sales
      Year                          (ounces)                        (per ounce)
-----------------------------------------------------------------------------------
      1998                              90,000                         $401
      1999                             109,900                          415
      2000                              85,100                          430
      2001                              95,000                          441
      2002                              95,000                          457
      2003                              75,000                          481
                                  -------------
                                       550,000
                                  =============

         To provide protection against a decrease in gold prices, during the third quarter of 1997 the Company entered into a series of put and call option contracts to provide a floor price of $325 per ounce for 900,000 ounces of Homestake's expected 1998 gold production. Gold sales during the first quarter of 1998 include 225,000 ounces at an average price $325 per ounce under this program. At March 31, 1998 the Company owned put options for 675,000 ounces of gold exercisable during 1998 at a price of $325 per ounce. The Company also had written call options outstanding for 675,000 ounces of gold exercisable during 1998 at a price of $325 per ounce and owned call options for 675,000 ounces of gold exercisable during 1998 at a price of $336 per ounce.

         At March 31, 1998 the Company also owned put options for 30,000 ounces of gold exercisable during 2000 at a price of $350 per ounce and had written call options

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


         outstanding for 15,000 ounces of gold exercisable during 2000 at an average price of $395 per ounce.

         In February 1998, Prime Resources Group Inc. ("Prime"), a 50.6%-owned subsidiary of the Company, adopted a gold and silver hedging policy which provides for the use of forward sales contracts for up to 40% of each of the following five year's expected annual gold and silver production at prices in excess of certain targeted prices. At March 31, 1998 Prime had forward sales outstanding for approximately 7 million ounces of silver during the period 1999 through 2001 at an average price of $6.27 per ounce.

8. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in shareholders' equity that result from recognized transactions and other economic events of the period, other than transactions with shareholders in their capacity as shareholders. SFAS 130 requires that the components of comprehensive income be displayed in annual financial statements with the same prominence as other financial statements and that the total amount of comprehensive income be reported in interim periods. Homestake's comprehensive income (loss) for the three months ended March 31, 1998 and 1997 was as follows (in thousands):


                                                             Three Months Ended March 31,
                                                               1998                   1997
                                                         ---------------        ---------------
Net Income (Loss)                                         $      (4,611)         $      49,860
Other Comprehensive Income (Loss)
    Currency translation adjustments                              4,572                 (6,372)
    Unrealized losses on securities                              (2,035)                (2,057)
                                                         ---------------        ---------------
Total Other Comprehensive Income (Loss)                           2,537                 (8,429)
                                                         ---------------        ---------------

Comprehensive Income (Loss)                               $      (2,074)         $      41,431
                                                         ===============        ===============


         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. SFAS 132 will be effective for the Company's financial statements for the year ended December 31, 1998.

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

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


         Company has decommissioned and disposed of the mills and has covered the tailings impoundments at the site. The total future cost for reclamation, remediation, monitoring and maintaining compliance at the Grants site is estimated to be $17.5 million.

         Title X of the  Energy  Policy Act of 1992 (the  "Act") and  subsequent amendments to the Act authorized appropriations of $335 million to cover the Federal Government's share of certain costs of reclamation, decommissioning and remedial action for by-product material (primarily tailings) generated by certain licensees as an incident of uranium sales to the Federal Government. Reimbursement is subject to compliance with regulations of the Department of Energy ("DOE"), which were issued in 1994. Pursuant to the Act, the DOE is responsible for 51.2% of past and future costs of reclaiming the Grants site in accordance with Nuclear Regulatory Commission license requirements. Through March 31, 1998, Homestake had received $21 million from the DOE and the accompanying balance sheet at March 31, 1998 includes an additional receivable of $11 million for the DOE's share of reclamation expenditures made by Homestake through that date. Homestake believes that its share of the estimated remaining cost of reclaiming the Grants facility is fully provided in the financial statements at March 31, 1998.

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

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


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

RESULTS OF OPERATIONS

Homestake recorded a net loss of $4.6 million or $.03 per share during the first quarter of 1998 compared to net income of $49.9 million or $.34 per share during the first quarter of 1997. The 1998 first quarter includes $5.9 million ($8.9 million pretax) or $.04 per share of costs associated with a temporary suspension of underground mining operations at the Homestake mine and a reduction in that mine's work force, gains on the sale of investments of $3.1 million ($4 million pretax) or $.02 per share, and $2.4 million ($2.4 million pretax) or $.02 per share of transaction costs with respect to the pending acquisition of Plutonic Resources Limited ("Plutonic"). The 1997 first quarter included after-tax gains of $47.2 million ($62.9 million pretax) or $.32 per share from the termination fee received from Santa Fe Pacific Gold Corporation ("Santa Fe") upon termination of Homestake's merger agreement with Santa Fe, and $8.1 million ($13.5 million pretax) or $.06 per share from the sale of the George Lake and Back River joint venture interests in the Northwest Territories of Canada.

Excluding the effect of nonrecurring items, the Company had net earnings of $.6 million or $.01 per share during the 1998 first quarter compared to a net loss of $5.4 million or $.04 per share during the 1997 first quarter. The improved 1998 results reflect higher gold production and lower unit operating costs, offset by a $39 per ounce decrease in the average realized gold price received.

Gold production for the 1998 first quarter of 517,900 ounces was 29,400 ounces higher than 1997 first quarter production of 488,500 ounces. However, gold and ore sales for the first quarter of 1998 decreased to $153.2 million from $164.2 million during the first quarter of 1997 reflecting significantly lower gold prices. During the first three months of 1998, 513,700 equivalent ounces of gold were sold at an average realized price of $314 per ounce compared to 484,700 equivalent ounces of gold sold at an average realized price of $353 per ounce during the first three months of 1997.

In January 1998, the Company announced that it would implement a major restructuring of operations at the Homestake mine in order to reduce operating costs. The Company suspended underground mining for approximately 60 days while it completed the final details of the new operating plan and readied the underground mine to begin operating on the restructured basis. Open Cut ore stockpiles continued to be processed through the mill at an accelerated rate while the underground operations were suspended. The new mine plan specifically is designed to improve the grade of ore recovered through the increased use of mechanized cut-and-fill mining methods. When fully implemented, the plan will reflect a reorganization of underground activities and a significant reduction in work force that will generate considerable cost savings and will increase the mine's future total earnings and cash flow. Homestake expects to invest $30 million by the end of 1999 in the restructuring process to purchase equipment, and upgrade facilities and infrastructure. Once the new operating plan is fully implemented by the end of 1999, annual gold production is expected to be between 150,000 and 180,000 ounces. Total cash costs for the underground operations are projected to decline to $280 per ounce from the 1997 levels of approximately $335 per ounce.

Domestic production increased slightly to 182,300 ounces during the first quarter of 1998 from 179,700 ounces during the first quarter of 1997. The increase primarily is due to the commencement of production at the new Ruby Hill mine in Nevada, offset by the temporary suspension of mining in the underground operations at the Homestake mine. The Ruby Hill

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES


mine, which commenced commercial production effective January 1, 1998, produced 30,600 ounces of gold at a total cash cost $129 per ounce during the first quarter of 1998. At the Homestake mine, gold production during the first quarter of 1998 of 76,000 ounces was 30,400 ounces lower than production during the first quarter of 1997. During the temporary shut down, the mill processed an increased volume of lower-grade, lower-cost ore from the Open Cut operations. The increased volume of Open Cut ore reduced the mine's average total cash costs to $244 per ounce during the 1998 first quarter from $316 per ounce in the 1997 first quarter. At the McLaughlin mine, production of 30,100 ounces during the first quarter of 1998 compares to 31,600 ounces produced during the prior year's first quarter. Total cash costs decreased to $233 per ounce during the 1998 first quarter from $244 per ounce during the 1997 first quarter, reflecting the operation's continued emphasis on cost controls. Homestake's share of production at the Round Mountain mine increased by 4,900 ounces to 33,000 ounces during the first quarter of 1998 from 28,100 ounces produced during the first quarter of 1997. The higher production is due to the start up of the new 8,000 tons-per-day gravity mill in late 1997. The new mill, which was constructed to process higher-grade ores, produced 6,100 ounces (Homestake share) during the quarter. Total cash costs declined to $207 per ounce during the 1998 first quarter from $236 per ounce during the 1997 first quarter due to cost savings associated with the new mining plan instituted in 1997. The new plan, which optimized the design of the open pit and requires less stripping, is expected to achieve higher earnings and cash flow over the life of the operation.

Total foreign gold production during the first three months of 1998 increased by 26,800 ounces to 335,600 equivalent ounces over the comparable period for the prior year. This increase in production primarily is due to a significant increase in production at the Eskay Creek mine in British Columbia and production from the La Falda mine in Chile, which commenced operations in the second quarter of 1997, partially offset by production decreases at Williams, David Bell and Snip mines in Canada and at the Kalgoorlie operations in Western Australia.

Production at the Eskay Creek mine increased to 141,100 gold equivalent ounces during the first quarter of 1998 from 94,600 gold equivalent ounces during the first quarter of 1997. This increase is due to 20% higher gold grades in the ore shipped directly to third-party smelters, concentrate sales from the recently commissioned on-site gravity/flotation mill, and a decrease in the gold/silver equivalency ratio. During the first quarter, 1,800 tons of concentrate containing 21,600 equivalent ounces of gold produced by the new mill were shipped to third-party smelters. Total cash costs, including transportation and third-party smelter costs, were $121 per equivalent ounce during the 1998 first quarter compared to $165 per equivalent ounce during the 1997 first quarter. The Williams mine produced 44,700 ounces of gold at a total cash cost of $244 per ounce during the first quarter of 1998 compared to 51,400 ounces produced at a total cash cost of $234 per ounce during the first quarter of 1997, and the David Bell mine produced 18,200 ounces at a total cash cost of $238 per ounce during the first quarter of 1998 compared to 23,000 ounces produced at a total cash cost of $194 per ounce during the first quarter of 1997. The lower production and corresponding increase in cash costs per ounce at both of these operations is due to lower ore grades partially offset by an increase in mill throughput. The grade of ore mined during the 1997 first quarter at both of these operations was higher than the average remaining respective reserve grades. In addition, temporary hoisting difficulties at the David Bell mine limited planned production from higher-grade stopes late in the 1998 quarter, while changes in the mining sequence at the Williams mine delayed production of higher-grade stopes until later in 1998. Homestake's share of production at the Snip mine decreased to 23,700 ounces during the 1998 first quarter from 28,200 ounces during the 1997 first quarter. The decrease production at the Snip mine is due to lower ore grades and mill throughput. The remaining Snip mine ore blocks are becoming smaller and narrower which is requiring an ever-increasing proportion of more labor-intensive conventional mining versus lower-cost mechanized mining. As a result, total cash costs increased from $204 per ounce during the first quarter of 1997 to $224 per ounce during the first quarter of 1998.

                  HOMESTAKE MINING COMPANY AND SUBSIDIARIES


HGAL's share of production at the Kalgoorlie operations in Western Australia totaled 94,100 ounces during the first three months of 1998 compared to 108,300 ounces during the first three months of 1997. The decrease in production reflects a 15% decrease in ore grades resulting from an increase during the current quarter in the volume of lower-grade stockpiled ore processed. Total cash costs decreased to $262 per ounce during the 1998 first quarter from $273 per ounce during the 1997 first quarter, primarily reflecting improved operating efficiencies at the Fimiston mill and a significantly weaker Australian dollar in relation to the US dollar, partially offset by the decrease in production.

The Company's consolidated total cash cost per equivalent ounce decreased to $203 during the 1998 first quarter from $245 during the 1997 first quarter.

The Company's share of revenues at the Main Pass 299 operations in the Gulf of Mexico totaled $6.1 million during the first quarter of 1998 compared to $7 million during the first quarter of 1997, and operating losses of $.7 million were recorded during the 1998 first quarter compared to operating losses of $.6 million during the first quarter of 1997. The 1998 results reflect lower oil prices and sales volumes, offset by lower depreciation charges following the write down of the sulfur assets at September 30, 1997.

Homestake's gold hedging policy provides for the use of forward sales contracts for up to 30% of each of the following ten year's expected annual gold production at prices in excess of certain targeted prices, and the use of combinations of put and call option contracts to establish minimum floor prices while allowing participation in future increases in the price of gold. In 1997, Homestake entered into a series of put and call options which provide a floor price of $325 per ounce for 900,000 ounces of 1998 production while allowing for full participation in any increase in the price of gold above $336 per ounce. In 1996, Homestake sold 680,100 ounces of gold for future delivery through 2003, at an average price of $426 per ounce.

Gold sales during the first quarter of 1998 include 225,000 ounces at an average price of $325 per ounce under the Company's price protection program. In addition, 1998 first quarter gold sales include 30,000 ounces at an average price of $394 per ounce compared to 30,000 ounces at an average price of $380 per ounce in the 1997 first quarter under the forward sales program. These hedging activities increased gold revenues by approximately $9.5 million or $19 per ounce.

At March 31, 1998 the Company had committed 550,000 ounces of its future gold production at an average price of $436 per ounce under forward sales contracts. In addition, the Company owned put options for 675,000 ounces of gold exercisable during 1998 at a price of $325 per ounce. The Company also had written call options outstanding for 675,000 ounces of gold exercisable during 1998 at a price of $325 per ounce and owned call options for 675,000 ounces of gold exercisable during 1998 at a price of $336 per ounce. The Company also owned put options for 30,000 ounces of gold exercisable during 2000 at a price of $350 per ounce and had written call options outstanding for 15,000 ounces of gold exercisable during 2000 at an average price of $395 per ounce.

In February 1998, Prime adopted a gold and silver hedging policy which provides for the use of forward sales contracts for up to 40% of each of the following five year's expected annual gold and silver production at prices in excess of certain targeted prices. At March 31, 1998 Prime had forward sales outstanding for approximately 7 million ounces of silver during the period 1999 through 2001 at an average price of $6.27 per ounce.

A significant portion of the Company's operating expenses is incurred in Australian and Canadian currencies. The Company's profitability is impacted by fluctuations in these currencies' exchange rates relative to the United States dollar. Under the Company's foreign currency protection

                  HOMESTAKE MINING COMPANY AND SUBSIDIARIES


program, the Company has entered into a series of foreign currency option contracts which establish trading ranges within which the United States dollar may be exchanged for Australian and Canadian dollars. At March 31, 1998 the Company had a recorded net unrealized loss of $11.4 million on open contracts under this program.

Other income for the first three months of 1998 includes foreign currency exchange gains of $5 million and gains on sales of investments of $4 million. Other income in 1997 includes a $13.5 million gain on sale of the George Lake/Back River joint venture interests and a net foreign currency exchange losses of $1.7 million.

Depreciation, depletion and amortization expense increased to $29.5 million during the 1998 first quarter from $28.2 million during the first quarter of 1997 reflecting the higher gold production, offset by reduced depreciation charges following the write downs of property, plant and equipment at certain short-lived mining operations recorded in the third and fourth quarters of 1997.

Exploration expense for the first three months of 1998 decreased to $7.2 million during the first quarter of 1998 from $8.3 million during the first quarter of 1997. The Company continues to pursue numerous prospective exploration targets and prospects and currently expects to spend approximately $35 million on existing Homestake exploration projects during 1998.

Other expense for the first three months of 1998 includes $8.9 million of costs associated with a temporary suspension of underground mining operations at the Homestake mine and a reduction in that mine's work force, and $2.4 million of transaction costs with respect to the pending acquisition of Plutonic.

Income and mining tax expense for the quarter ended March 31, 1998 was $8.1 million compared to $29.8 million for the quarter ended March 31, 1997. The decrease in tax expense primarily reflects taxes of $15.7 million provided during 1997 on the break-up fee received from Santa Fe upon termination of Homestake's merger agreement with Santa Fe. The Company's income and mining tax rate was 101% in the 1998 first quarter compared to 36% in the 1997 first quarter reflecting the geographical mix of pretax income. During the 1998 first quarter, the Company had pretax earnings in Canada where the Company is subject to high statutory tax rates and pretax losses in the United States where the Company is subject to the Alternative Minimum Tax. The Company's consolidated effective income and mining tax rate will fluctuate depending on the geographical mix of pretax income, and is expected to remain high throughout the remainder of 1998.

Minority interests in the income of consolidated subsidiaries increased to $4.5 million during the first quarter of 1998 from $3.2 million during the first quarter of 1997. The increase in minority interests primarily is attributable to higher earnings at the Eskay Creek mine which is owned by Prime Resources Group Inc., a 50.6%-owned subsidiary of the Company.

The following chart details Homestake's gold production and total cash costs per ounce by location, and consolidated revenue and production costs per ounce.

                  HOMESTAKE MINING COMPANY AND SUBSIDIARIES

                                                      Production                    Total Cash Costs
                                                (Ounces in thousands)            (Dollars per ounce)
                                                 Three Months Ended              Three Months Ended
                                                      March 31,                        March 31,
Mine (Percentage interest)                       1998           1997             1998           1997
--------------------------                   ---------------------------      --------------------------
Homestake (100)                                    76.0          106.4           $244           $316
Ruby Hill (100) (1)                                30.6            -              129              -
McLaughlin (100)                                   30.1           31.6            233            244
Round Mountain (25)                                33.0           28.1            207            236
Pinson (50)                                         6.4            6.4            321            312
Marigold (33)                                       6.2            7.2            246            229
                                             ------------    -----------
    Total United States                           182.3          179.7

Eskay Creek (100) (2,3)                           141.1           94.6            121            165
Williams (50)                                      44.7           51.4            244            234
David Bell (50)                                    18.2           23.0            238            194
Quarter Claim (25)                                  2.8            2.8            171            175
Snip (100) (3,4)                                   23.7           28.2            224            204
                                             ------------    -----------
     Total Canada                                 230.5          200.0

Kalgoorlie, Australia (50)                         94.1          108.3            262            273

La Falda, Chile (100) (5)                          11.0            -              215              -
El Hueso, Chile (100)                               -              0.5              -            310
                                             ------------    -----------

Total Production                                  517.9          488.5           $203           $245
Less Minority Interests                           (86.8)         (60.6)
                                             ------------    -----------
Homestake's Share                                 431.1          427.9
                                             ============    ===========


                                                              Three Months Ended
                                                                   March 31,
Per Ounce of Gold                                               1998             1997
-----------------                                         ----------------------------

Revenue                                                         $314             $353
                                                          ============================

Per Ounce Costs
     Cash Operating Costs (6)                                   $199             $239
     Other Cash Costs (7)                                          4                6
                                                          ----------------------------
     Total Cash Costs                                            203              245
     Noncash Costs  (8)                                           57               54
                                                          ----------------------------
     Total Production Costs                                     $260             $299
                                                          ============================


(1)  The Ruby Hill mine commenced  commercial  production  effective January 1,
     1998.

(2) Gold and silver are accounted for as co-products at Eskay Creek. Silver is converted to gold equivalent using the ratio of the silver market price to the gold market price. These ratios were 47 ounces and 70 ounces of silver equals one ounce of gold in the first quarters of 1998 and 1997, respectively. Eskay Creek production includes 73,400 (54,300 in 1997) payable ounces of gold and 3.2 million (2.8 million in 1997) payable ounces of silver contained in ore and concentrates sold to smelters.


                  HOMESTAKE MINING COMPANY AND SUBSIDIARIES



(3) For comparison purposes, total cash costs per ounce include estimated third-party costs incurred by smelter owners and others to produce marketable gold and silver.

(4)  Includes ounces of gold contained in dore and concentrates.

(5)  The La Falda mine commenced production in April 1997.

(6) Cash operating costs are costs directly related to the physical activities of producing gold; includes mining, milling, third-party smelting and in-mine drilling expenditures that are related to production.

(7) Other cash costs are costs that are not directly related to, but may result from, gold production; includes production taxes and royalties.

(8) Noncash costs are costs that typically are accounted for ratably over the life of an operation; includes depreciation, depletion, accruals for final reclamation. Noncash costs do not include amortization of additions to property resulting from SFAS 109 deferred tax purchase accounting adjustments, as these additions did not involve any economic resources of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $19.3 million during the first quarter of 1998 compared to $66.4 million during the first quarter of 1997. Cash provided by operations during the 1997 quarter includes the termination fee received from Santa Fe upon termination of Homestake's merger agreement with Santa Fe partially offset by $36 million in payments for income and mining taxes, primarily payments made in the first quarter of 1997 related to Prime's 1996 taxable income. Payments for income and mining taxes of $5.5 million (net) were made during the 1998 first quarter. Working capital at March 31, 1998 amounted to $270 million, including $251 million in cash and equivalents and short-term investments.

Capital additions of $7.8 million for the first quarter of 1998 compare to additions of $22.8 million for the first quarter of 1997. Capital additions during 1998 primarily relate to productivity improvement projects and sustaining capital at the Company's operating mines. Capital additions in 1997 include $6.7 million for construction and development work at the Ruby Hill mine, $4.6 million at the Round Mountain mine primarily for a new mill to process the higher-grade sulfide ore, $3.7 million primarily for a tailings dam lift and improvements in the underground operations at the Homestake mine, and $3.2 million at the Kalgoorlie operations primarily for a decline from surface and a ventilation raise at the Mt. Charlotte mine.

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

The Company has a United States/Canadian/Australian cross-border credit facility providing a total availability of $275 million. The Company pays a commitment fee of 0.15% per annum on the unused portion of this facility. The credit facility is available through September 2001 and provides for borrowings in United States, Canadian, or Australian dollars, or gold, or a combination of these. The credit agreement requires a minimum consolidated net worth of $500 million. At March 31, 1998 HGAL had borrowings of $49.7 million outstanding under this

                  HOMESTAKE MINING COMPANY AND SUBSIDIARIES


agreement. The interest rate on these borrowings is based on the Australian Bank Bill Swap Rate plus 0.4%. At March 31, 1998 this rate was 5.25%.

In February 1997, the Company paid a cash dividend of 5 cents per share. In March 1997, the Company reduced its annual dividend rate to 10 cents per share from 20 cents per share. On March 27, 1998 the Company declared a semi-annual dividend of 5 cents per share, payable May 21, 1998 to shareholders of record at the close of business on April 28, 1998.

In April 1997, the Company filed with the Securities and Exchange Commission a shelf registration statement for the potential sale of up to 20 million shares of common stock. The proceeds from any such offering would be available for general corporate purposes, which could include capital expenditures, repayment of debt and future acquisitions, which have the potential to add to the Company's gold reserves and future gold production,.

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

The transaction, which has been approved unanimously by the Boards of both companies, is expected to close on April 30, 1998. The transaction is subject to approval by shareholders of both companies, qualification as a pooling of interests for accounting purposes, and certain other conditions.

                  HOMESTAKE MINING COMPANY AND SUBSIDIARIES


Part II - OTHER INFORMATION

Item 5.

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

See the Company's Form 10-K Report for the year ended December 31, 1997, Part IV, "RISK FACTORS" and "CAUTIONARY STATEMENTS," for a more detailed discussion of factors that may impact on expected future results.

Item 6.

(a)      Exhibits                                           Method of Filing
                                                            ----------------
         11  -  Computation of Earnings Per Share           Filed herewith
                                                            electronically

         27  -  Financial Data Schedule                     Filed herewith
                                                            electronically

                  HOMESTAKE MINING COMPANY AND SUBSIDIARIES


(b)      Reports on Form 8-K

         Three reports on Form 8-K were filed during the quarter ended March 31, 1998.

         The report on Form 8-K dated January 27, 1998 was submitted in order to file the following: (a) a press release announcing the restructuring of operations at the Homestake Mine in Lead, South Dakota (b) announcement of a special meeting of stockholders to approve issuance of Homestake Mining Company Common Stock to acquire Plutonic Resources Limited and
         (c) announcement of the annual meeting of stockholders.

         The report on Form 8-K dated February 9, 1998 was submitted in order to file the following: (a) the amended Bylaws of the Registrant increasing the number of directors to 13 and (b) announcement of the election of Peter J. Neff as member of the Registrant's board of directors.

         The reports on Form 8-K dated February 24, 1998 was submitted in order to file notification of Inmet's litigation against HCI and Prime in the Supreme Court of British Columbia with respect to the Troilus mine.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              HOMESTAKE MINING COMPANY




Date:  April 27, 1998                      By: /s/ Gene G. Elam
       --------------                          ----------------
                                               Gene G. Elam
                                               Vice President, Finance and
                                               Chief Financial Officer





Date:  April 27, 1998                      By: /s/ David W. Peat
       --------------                          -----------------
                                               David W. Peat
                                               Vice President and Controller
                                               (Chief Accounting Officer)