Form 10-K/A
period 1997-12-31
HOMESTAKE MINING CO /DE/
filed 1998-04-30
CIK 743872

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-K/A

                               (AMENDMENT NO. 1)

(Mark One)
            [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

             []TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                         Commission file number 1-8736

                            HOMESTAKE MINING COMPANY
             (Exact name of registrant as specified in its charter)

               Delaware                                              94-2934609
       (State of Incorporation)                          (I.R.S.  Employer Identification No.)
        650 California Street                                         94108-2788
       San Francisco, California                                      (Zip Code)
(Address of principal executive office)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,837,860,360 as of April 23, 1998.

The number of shares of common stock outstanding as of April 23, 1998 was 146,780,900.

This amendment contains 17 pages.

                                  FORM 10-K/A
                                AMENDMENT NO. 1

The undersigned registrant hereby amends its annual report on form 10-K for the fiscal year ended December 31, 1997 to include items 10, 11, 12 and 13 as set forth in the pages hereto:

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a)  Information with Respect to Directors.

     Certain information as to the Directors of the registrant is set forth below. The information appearing below, and certain information regarding beneficial ownership of securities by the Directors has been furnished by the Directors.


                           Age at
                          March 1,     Director
                            1998         Since               Biographical Information
                         --------     ----------             ------------------------

CLASS I DIRECTORS TO SERVE UNTIL 2000 ANNUAL MEETING:

M. Norman Anderson           67         1992       Mr. Anderson is President of Norman Anderson
                                                   & Associates Ltd. (mining consultants).  Mr.
                                                   Anderson was a director of Homestake Canada
                                                   Inc.  ("HCI") from 1987 to 1993, and was the
                                                   Chairman of the Board of Directors of HCI
                                                   from February 1991 to July 1992, when the
                                                   Company acquired the outstanding voting
                                                   shares of HCI.  He is a director of Prime
                                                   Resources Group Inc. ("Prime")(gold mining),
                                                   Solv-ex Corporation (tar sands processing),
                                                   Finning International (construction
                                                   equipment sales and service), Buenaventura
                                                   S.A. (gold and silver mining) and Toronto
                                                   Dominion Bank.

Robert H. Clark, Jr.         56         1984       Mr. Clark has been Chief Executive Officer
                                                   since 1993, President since 1983, and a
                                                   director since 1968 of Case, Pomeroy &
                                                   Company, Inc. (mining, oil and gas, real
                                                   estate).  Mr. Clark is a director of FINOVA
                                                   Group Inc. (financial services).

Douglas W. Fuerstenau        69         1977       Mr. Fuerstenau has been a Professor of
                                                   Metallurgy, Department of Materials Science
                                                   and Mineral Engineering, University of
                                                   California, Berkeley from 1959 to 1992.  He
                                                   was P. Malozemoff Professor of Mineral
                                                   Engineering from 1987 to 1993, and has been
                                                   a professor emeritus since 1993 and has been
                                                   a professor in the Graduate School since
                                                   July 1994.

                           Age at
                          March 1,     Director
                            1998         Since               Biographical Information
                         --------     ----------             ------------------------
Jeffrey L. Zelms             53         1997       Mr. Zelms has been the President since 1986
                                                   and the Chief Executive Officer since 1992
                                                   of the Doe Run Company (lead, zinc and
                                                   copper mining, lead fabrication and
                                                   recycling).  He is a director of the Phoenix
                                                   Textile Corporation (linen supplier for the
                                                   health industry).

CLASS II DIRECTORS TO SERVE UNTIL 1998 ANNUAL MEETING:

Henry G. Grundstedt          69         1992       Mr. Grundstedt is a mining consultant.  He
                                                   was Senior Vice President of Capital
                                                   Guardian Trust Company (money manager of
                                                   pension and mutual funds) from 1973 to 1991
                                                   and held other executive positions with that
                                                   firm beginning in 1972, specializing in the
                                                   mining and metals industry.

John Neerhout, Jr.           67         1989       Mr. Neerhout has been the Managing Director
                                                   of Union Railways Limited (rail
                                                   transportation) since April 1997, and a
                                                   director of London and Continental Railways
                                                   Ltd. since March 1997.  He has been a
                                                   director of The Energy Group PLC (gas and
                                                   coal production, power generation and sales)
                                                   since February 1997.  Mr. Neerhout retired
                                                   as Executive Vice President of Bechtel Group
                                                   Inc. (engineering and construction) in
                                                   October 1996, a position he held since 1986.
                                                   Mr. Neerhout was also a director of and held
                                                   executive positions with Bechtel Group Inc.
                                                   and other of its affiliated companies prior
                                                   to his retirement.

Stuart T. Peeler             68         1981       Mr. Peeler has been a petroleum industry
                                                   consultant since 1989.  From 1982 until 1988
                                                   he was Chairman of the Board and Chief
                                                   Executive Officer of Statex Petroleum, Inc.
                                                   He is a director of CalMat Company
                                                   (aggregates, asphalt, and property
                                                   development), Chieftain International, Inc.
                                                   (oil and gas exploration and production) and
                                                   Chieftain International Funding Corp.
                                                   (financial services).

Jack E. Thompson             47         1994       Mr. Thompson has been the Chief Executive

                           Age at
                          March 1,     Director
                            1998         Since               Biographical Information
                         --------     ----------             ------------------------
                                                   Officer of Homestake since May 1996, and
                                                   President and a director of Homestake since
                                                   August 1994.  He was Executive Vice
                                                   President--Canada of Homestake and President
                                                   and Chief Executive Officer of Prime and HCI
                                                   from July 1992 until August 1994.  He was
                                                   President of Homestake Mineral Development
                                                   Company and of North American Metals Corp.
                                                   (gold mining) from 1988 until 1992.

CLASS III DIRECTORS TO SERVE UNTIL 1999 ANNUAL MEETING:

Richard R. Burt              51         1997       Mr. Burt has been the Chairman of IEP
                                                   Advisors, Inc. (strategic and financial
                                                   advisory services) since June 1993.  He is
                                                   also Chairman of Powerhouse Technologies,
                                                   Inc. (gaming software design) and Weirton
                                                   Steel Company (integrated steel producer).
                                                   From April 1991 to June 1993, he was a
                                                   partner in McKinsey & Company (management
                                                   consultants).  Mr. Burt was the United
                                                   States Ambassador to the Federal Republic of
                                                   Germany from 1985 to 1989.  He is a director
                                                   of Archer Daniels Midland Company
                                                   (processing and sales of agricultural
                                                   commodities) and Hollinger International
                                                   Inc. (publishing).

Harry M. Conger              67         1977       Mr. Conger has been Chairman of the Board of
                                                   Homestake since 1982.  He was also Chief
                                                   Executive Officer from 1978 until May 1996,
                                                   and President of Homestake from 1977 to
                                                   1986.  He is a director of ASA Limited
                                                   (investment company), CalMat Company,
                                                   Pacific Gas and Electric Company and Apex
                                                   Silver Mines Limited.

G. Robert Durham             68         1990       In May 1996, Mr. Durham retired as Chairman
                                                   of the Board, Chief Executive Officer and a
                                                   director of Walter Industries, Inc.
                                                   (building materials, home building, mortgage
                                                   financing and natural resources
                                                   development).  He was Chief Executive
                                                   Officer and a director of Walter Industries,
                                                   Inc. from June 1991, and Chairman from
                                                   October 1995, until his retirement.  He was
                                                   also President from June 1991 until October
                                                   1995.  He was Chairman of the Board and
                                                   President of Phelps Dodge Corporation
                                                   (mining)

                           Age at
                          March 1,     Director
                            1998         Since               Biographical Information
                         --------     ----------             ------------------------
                                                   from 1987 to 1989 and President and
                                                   Chief Operating Officer from 1985 to 1987,
                                                   and he held other executive positions with
                                                   Phelps Dodge Corporation or affiliated
                                                   corporations beginning in 1977.  He is a
                                                   director of FINOVA Group Inc.  (financial
                                                   services), Amphenol Corp.  (manufacturer of
                                                   electronic connectors and coaxial cables),
                                                   and a trustee of Mutual Life Insurance
                                                   Company of New York.

Peter J. Neff                59         1998       Mr. Neff currently serves as a consultant to
                                                   Rhone-Poulenc Inc. (chemicals and
                                                   pharmaceuticals).  He joined Rhone-Poulenc
                                                   in 1987 as President and Chief Operating
                                                   Officer and was elected Chief Executive
                                                   Officer in 1991 and served as President and
                                                   Chief Executive Officer until his retirement
                                                   in December 1997.  Mr. Neff is a director of
                                                   UST Inc. (tobacco and wine manufacturer and
                                                   distributor) and Envirogen, Inc.
                                                   (environmental services).

Carol A. Rae                 51         1995       Ms. Rae has been the President and Chief
                                                   Executive Officer of Integrated Media and
                                                   Marketing, LLC (producer of educational
                                                   video and multimedia products) since 1995,
                                                   and the President of MedVal Technologies
                                                   International, Inc. (manufacturer of
                                                   orthopedic splints) since 1984.  She has
                                                   been a member of the Board of Directors of
                                                   the U.S. Chamber of Commerce since 1994.
                                                   She was Senior Vice President and General
                                                   Manager of the Refractive Division of Chiron
                                                   Vision Corporation (manufacturer of
                                                   ophthalmic intraocular lenses) from 1994
                                                   until 1995 and Senior Vice President of
                                                   Government Affairs of Chiron Vision from
                                                   1995 until 1997.  She was President and
                                                   Chief Executive Officer of Magnum Diamond
                                                   Corporation (manufacturer of surgical
                                                   instruments) from 1989 to 1995.

Information with Respect to Executive Officers.

     The required information is contained in Part I of the 10-K Report, at pages 46-48.

Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Securities Exchange Act of 1934 and related rules require the Company's directors and executive officers to file reports of beneficial ownership and changes of beneficial ownership with the Securities and Exchange Commission and with the Company. Based on its review of reports of beneficial ownership and changes in beneficial ownership required under Section 16(a), the Company believes that during 1997 all of its directors and executive officers timely filed all reports of beneficial ownership and changes in beneficial ownership required under Section 16(a), except that the Form 4 Statement of Changes in Beneficial Ownership for G. Robert Durham, a Director of the Company, reporting a sale of Company shares in October 1997, was filed late (in January 1998). No directors or executive officers reported in 1997 a transaction that should have been reported in an earlier year, except that Ronald D. Parker, a former Vice-President of the Company, filed in 1997 a Form 4 Statement of Changes in Beneficial Ownership, reporting an exercise of Company stock options and the sale of the shares so acquired in 1996.

ITEM 11.  EXECUTIVE COMPENSATION.

(a)  Compensation of Directors.

     A director of Homestake who is not an employee of Homestake or its subsidiaries receives an annual retainer fee of $16,000 and each chairman of a committee of the Board of Directors who is not an employee of Homestake receives an additional annual retainer of $2,000. All directors, including employee directors, receive attendance fees of $900 for each meeting of the Board of Directors and $800 for each committee meeting. Directors are entitled to defer compensation under the Deferred Compensation Plan described below under "Compensation of Executive Officers--Summary Compensation Table."

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

     Under the Stock Option and Share Rights Plan--1996 (the "1996 Plan"), automatic share rights are made available to directors who are not employees of Homestake. For each year that the 1996 Plan is in effect, on the eighth business day after Homestake's annual earnings for the preceding year are released, each non-employee director on that date is granted share rights entitling him or her to receive shares of Homestake common stock for no consideration on the date he or she ceases to serve as a director. The number of shares covered by each annual share right grant is calculated by dividing 10 percent of the compensation received for services as a director of Homestake for the preceding calendar year by the average fair market value of one share of Homestake common stock for the third through the seventh business days following release of Homestake's earnings for the preceding calendar year. Share rights are cancelled if an individual ceases to serve as a director within three years from the date of grant, other than by reason of death, disability, retirement at mandatory retirement age for directors, or termination within one year following a change of control as defined in the 1996 Plan. For 1997, a total of 3,775 share rights were granted under the 1996 Plan. No director was credited with more than 493 share rights for 1997.

     During 1997, Prime Resources Group Inc. ("Prime"), 50.6% owned by the Company, paid directors who were not employees of the Company or its subsidiaries an annual retainer of C$10,000 per year and C$750 for each meeting of the Board or any committee which they attended. Effective January 1, 1997, Prime paid directors who were employees of the Company or its subsidiaries C$1,000 for meetings attended in person and C$750 for telephone meetings. M. Norman Anderson, a non-employee director of the Company and Prime, received C$21,500 in directors fees from Prime for 1997.

     In May 1996, upon Harry M. Conger's retirement as Chief Executive Officer of the Company, Homestake entered into a consulting agreement with Mr. Conger under which he would act as a consultant to the Board and the Chief Executive Officer of Homestake for one year, subject to renewal for an additional year. The consulting agreement was renewed at the request of the Company for an additional year. Mr. Conger agreed to provide at least 500 hours of consulting services, including continuing to act as a director and non-executive Chairman of the Board. Mr. Conger is paid a total of $150,000 per year, which is in lieu of any other payments, including directors fees, that would otherwise be payable to him for his services as a director. Homestake also agreed to provide Mr. Conger office facilities. For the year 1997, Mr. Conger received a total of $151,500 in compensation ($1,500 was 1996 compensation paid to Mr. Conger in 1997) and $20,945 in office expense reimbursement .

     In July 1992, Homestake entered into a consulting agreement with Stuart T. Peeler under which Mr. Peeler provides advisory services to the Company with respect to its investment in the Main Pass 299 oil and sulphur project in the Gulf of Mexico. The agreement is terminable by either party on 30 days' notice. Mr. Peeler receives compensation at a rate of $1,000 for each day of service under the agreement. For 1997, the Company paid $11,844 to Mr. Peeler under the agreement.

(b)  Compensation of Executive Officers.

Summary Compensation Table

     The following table discloses, for the years indicated, compensation received by Homestake's executive officers named therein (the "Named Executive Officers") for the fiscal years ended December 31, 1997, 1996 and 1995. Such officers served as Chief Executive Officer or were one of the four most highly compensated executive officers (other than the Chief Executive Officer) for the fiscal year ended December 31, 1997.


                           SUMMARY COMPENSATION TABLE


                                                                                     Long-Term Compensation
                                        Annual Compensation                                  Awards
                           ---------------------------------------------  --------------------------------------------
                                                                            Restricted        Securities       LTIP
    Name and                                            Other Annual        Stock Award       Underlying      Payouts    All Other
Principal Position         Year   Salary    Bonus     Compensation (1)         ($)(2)         Options (#)       ($)    Compensation
-------------------------  ----  --------  --------   ----------------      -----------       -----------     -------  ------------

Jack E. Thompson           1997  $475,000  $142,500     $ 18,778(4)         $475,950(5)          133,400        $0      $15,874(6)
 President and Chief                                                         136,810(7)
 Executive Officer (3)                                                       213,738(8)

                           1996   422,452   255,000      25,212(9)                                56,100         0       12,044
                           1995   336,000    68,000      29,146(10)                               31,100         0        9,174


Gene G. Elam               1997   283,000    98,900       5,213(11)          178,125(5)           57,100         0       13,906(12)
 Vice President, Finance                                                      44,250(7)
 and Chief Financial                                                          22,501(8)
 Officer                   1996   272,000    95,700      24,167(13)                               17,900         0       11,546
                           1995   261,000    41,000       8,150(14)                               16,100         0        9,010


Wayne Kirk                 1997   354,000   138,700       5,076(15)          223,725(5)           71,300         0       12,790(16)
 Vice President, General                                                      31,738(7)
 Counsel and Corporate                                                        15,000(8)
 Secretary                 1996   340,000   121,400       1,110(17)                               22,300         0       10,908
                           1995   326,000    52,000           0                                   20,100         0        9,010


Gil J. Leathley            1997   223,606    76,800      19,556(19)          136,800(5)           43,600         0       14,975(20)
 Senior Vice President,                                                       14,371(7)
 Operations(18)                                                               45,000(8)
                           1996   208,000    71,700      18,995(21)                               15,400         0       10,438
                           1995   198,088    30,000      49,571(22)                               21,500         0       10,655


William F. Lindqvist       1997   233,000    93,800      13,615(24)          146,775(5)           47,000         0       13,926(25)
 Vice President,           1996   224,000    77,300      19,731(26)                               16,500         0       10,916
 Exploration(23)           1995    91,667    12,000     125,525(27)                               30,000         0        3,663

     (1) In accordance with the rules of the Commission, Homestake is not required to report the value of personal benefits for any year unless the aggregate dollar value exceeds the lesser of 10 percent of the executive officer's salary and bonus or $50,000.

     (2) In March 1997, the Compensation Committee adopted three restricted stock programs (described in notes 5, 7 and 8 below) for the members of the Company's senior management as a further means of aligning management's long term interests with the interests of the Company's shareholders, as a means of providing additional incentives and to encourage members of senior management to increase their ownership in the Company and to remain with the Company.

     (3) Mr. Thompson served as President and Chief Operating Officer until May 1996, when he was appointed President and Chief Executive Officer.

     (4)  Consists of $1,178 (financial planning) and $17,600 (directors' fees).

     (5) Value at date of grant of restricted stock granted under the Performance Based Program. Under the Performance Based Program, the Compensation Committee grants restricted stock to members of the senior management which vest over time and which vest depending on achievement of performance goals over the life of the Performance Based Stock Rights.

     (6) Consists of $9,500 (matching contribution to savings plan), $2,223 (imputed income on split dollar life insurance), $2,254 (tax gross-up related to split dollar life insurance), $838 (reimbursement for spousal travel, expense and tax gross-up) and $1,059 (above market component of interest paid on deferred compensation plan).

     (7) Value at date of grant of restricted stock granted under the Matching Stock Award Program. Under the Matching Stock Award Program, the Compensation Committee grants restricted stock to senior managers on the basis of one restricted share for each three shares owned by the senior managers that are "enrolled" by the senior manager. The enrolled shares must be held for five years for the matching shares to vest.

     (8) Value at date of grant of restricted stock granted under the Bonus Stock Program. Under the Bonus Stock Program, the Compensation Committee provides senior managers with an opportunity to exchange a portion of their annual cash bonuses for awards of restricted stock. The shares awarded are equal to 150% of the cash foregone, and the shares vest over time. The employee must continue to be employed on the vesting dates to receive the shares. If not, the invested shares and cash foregone are forfeited.

     (9)  Consists of $6,012 (financial planning) and $19,200 (directors' fees).

    (10) Consists of $17,500 (directors' fees), $11,030 (financial planning) and $616 (tax gross-up for payment made in connection with the sale of Mr. Thompson's Canadian residence in 1994).

    (11) Consists of $880 (financial planning) and $4,333 (directors' fees paid by publicly held subsidiary).

    (12) Consists of $9,500 (matching contribution to savings plan), $1,459 (imputed income on split dollar life insurance), $1,480 (tax gross-up related to split dollar life insurance), $884 (reimbursement for spousal travel, expense and tax gross-up) and $583 (above market component of interest paid on deferred compensation plan).

    (13) Consists of $1,620 (financial planning) and $22,547 (directors' fees paid by publicly held subsidiary).

    (14) Consists of $7,200 (directors' fees paid by publicly held subsidiary) and $950 (financial planning).

    (15)  Directors' fees paid by publicly held subsidiary.

    (16) Consists of $9,500 (matching contribution to savings plan), $1,204 (imputed income on split dollar life insurance), $1,221 (tax gross-up related to split dollar life insurance), $768 (reimbursement for spousal travel, expense and tax gross-up) and $97 (above market component of interest paid on deferred compensation plan).

    (17)  Directors' fees paid by publicly held subsidiary.

     (18) Mr. Leathley served as Vice President, Canadian Operations during a portion of 1995 and was a Canadian resident. Accordingly, a portion of Mr. Leathley's 1995 Annual Compensation and All Other Compensation was paid in Canadian dollars. The conversion rate used to convert such amounts was 0.7324. Mr. Leathley became Vice President, Operations, of Homestake in May 1995.

     (19) Consists of $5,021 (financial planning), $4,535 (directors' fees paid by publicly held subsidiary) and $10,000 (forgiveness of relocation loan).

     (20) Consists of $9,500 (matching contribution to savings plan), $1,221 (imputed income on split dollar life insurance), $1,168 (tax gross-up related to split dollar life insurance), $823 (reimbursement for spousal travel, expense and tax gross-up), $1,790 (above market component of interest paid on deferred compensation plan) and $473 (interest in Canadian retirement account).

     (21) Consists of $4,967 (financial planning), $563 (directors' fees paid by publicly held subsidiary), $10,000 (forgiveness of relocation loan) and $3,465 (tax gross-up related to relocation expenses).

     (22) Consists of $717 (premiums paid on life and accidental death and dismemberment policy), $39,600 (relocation expenses paid by or on behalf of Mr. Leathley) and $9,254 (tax gross-up for relocation expenses). In connection with his appointment as Vice President, Operations, Mr. Leathley relocated from Canada to the San Francisco area.

     (23)  Mr. Lindqvist became an employee of Homestake on June 30, 1995.

     (24) Consists of $3,615 (financial planning) and $10,000 (forgiveness of relocation loan).

     (25) Consists of $9,500 (matching contribution to savings plan), $881 (imputed income on split dollar life insurance), $973 (tax gross-up related to split dollar life insurance) and $2,572 (above market component of interest paid on deferred compensation plan).

     (26) Consists of $6,497 (financial planning), $10,000 (forgiveness of relocation loan) and $3,234 (tax gross-up related to relocation expenses).

     (27) Consists of $91,394 (relocation expenses for move from Australia to the San Francisco area) and $34,131 (tax gross-up related to relocation expenses).


     Under the Company's Deferred Compensation Plan, directors, officers and other key employees selected by the Compensation Committee are permitted to defer income. Under the Company's Deferred Compensation Plan, participants may elect to defer each year an amount not less than $2,000 nor more than 100 percent of compensation. Amounts deferred are credited with interest in an amount equivalent to 120% of (i) the monthly Moody's Corporate Bond Yield Average as published by Moody's Investors Service, Inc. and (ii) such additional amount as the Compensation Committee determines to be appropriate.

Stock Option Plans.


  Options Granted.

     The following table sets forth certain information with respect to options to acquire common stock that were granted during 1997 to each Named Executive Officer under Homestake's stock option plans.


                             OPTION GRANTS IN 1997


                                          % of Total
                            No. of         Options                                            Potential Realizable
                          Securities      Granted to   Exercise                                 Value at Assumed
                          Underlying      Employees    or Base                                Annual Rates of Stock
                           Options        in Fiscal     Price         Expiration              Price for Option Term
     Name                 Granted (1)       Year        ($/Sh)           Date                 5%(2)         10%(2)
     ----                 -----------    ----------    --------       ----------              ----------------------
Jack E. Thompson            64,500          8.12%      $15.225       Feb. 19, 2007            $672,740        $1,652,905
                            68,900          8.68        14.900       April 4, 2007             621,780         1,598,176

Gene G. Elam                20,500          2.58        15.225       Feb. 19, 2007             213,816           525,342
                            36,600          4.61        14.900       April 4, 2007             330,292           848,958

Wayne Kirk                  25,600          3.22        15.225       Feb. 19, 2007             267,010           656,037
                            45,700          5.75        14.900       April 4, 2007             412,414         1,060,039

Gil J. Leathley             17,600          2.22        15.225       Feb. 19, 2007             183,569           451,025
                            26,000          3.27        14.900       April 4, 2007             234,634           603,085

William F. Lindqvist        19,000          2.39        15.225       Feb. 19, 2007             198,172           486,902
                            28,000          3.53        14.900       April 4, 2007             252,683           649,477

(1) Granted at fair market value. Granted on February 19, 1997 and April 4, 1997 and vesting in 25 percent increments on the first through fourth anniversaries of the grant date. Vesting of options is accelerated in specified circumstances, including upon certain reorganizations and the commencement of certain tender offers.

(2)  Compounded annually.

Option Exercises and Year-End Values:

     The following table sets forth certain information with respect to options exercised during 1997 by each Named Executive Officer.

                      AGGREGATED OPTION EXERCISES IN 1997
                       AND OPTION VALUES AT 1997 YEAR END



                                                               No. of Securities
                                                                  Underlying             Value of Unexercised
                                                              Unexercised Options         In-the-Money Options
                                        No. of Shares         at Fiscal Year-End           at Fiscal Year-End
                                           Acquired              Exercisable/                 Exercisable/
           Name                          on Exercise            Unexercisable                 Unexercisable
---------------------------          ----------------------   ----------------------      ---------------------
Jack E. Thompson                              0                  119,225/198,450                   $0/0
Gene G. Elam                                  0                    96,675/81,875                    0/0
Wayne Kirk                                    0                   72,950/102,200                    0/0
Gil J. Leathley                               0                    39,875/68,325                    0/0
William F. Lindqvist                          0                    70,425/69,375                    0/0

Retirement Programs.

  Homestake Retirement Plan.

     In general, all full-time, non-union U.S. employees of Homestake (approximately 476 persons at December 31, 1997) participate in the Homestake Retirement Plan, a noncontributory defined benefit plan (the "Homestake Retirement Plan").

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

     The following table shows selected estimated annual benefits payable upon retirement at age 65 under the Homestake Retirement Plan for persons having specified years of service and the indicated remuneration. The table includes amounts that may be payable under the Supplemental Retirement Plan described below (the "Homestake SRP"). Amounts shown are calculated on a straight life annuity basis and are shown before deduction for one-half of Social Security benefits. For purposes of the Homestake Retirement Plan and the Homestake SRP, the years of service as of December 31, 1997, for Messrs. Elam, Kirk, Leathley, Lindqvist and Thompson are 7 years, 5 years, 11 years, 5 years and 16 years, respectively. For purposes of these plans, earnings include salary and bonus but exclude directors' fees and other benefits that are included in the Summary Compensation Table.

                                YEARS OF SERVICE

 Average Annual
 Earnings (60
 Consecutive
 Highest Months)        10 Years       15 Years       20 Years       25 Years       30 Years       35 Years
----------------      -------------  -------------  -------------  -------------  -------------  -------------
$150,000                $ 30,000       $ 45,000       $ 60,000       $ 75,000       $ 78,750       $ 82,500
 200,000                  40,000         60,000         80,000        100,000        105,000        110,000
 250,000                  50,000         75,000        100,000        125,000        131,250        137,500
 300,000                  60,000         90,000        120,000        150,000        157,500        165,000
 350,000                  70,000        105,000        140,000        175,000        183,750        192,500
 400,000                  80,000        120,000        160,000        200,000        210,000        220,000
 450,000                  90,000        135,000        180,000        225,000        236,250        247,500
 500,000                 100,000        150,000        200,000        250,000        262,500        275,000
 550,000                 110,000        165,000        220,000        275,000        288,750        302,500
 600,000                 120,000        180,000        240,000        300,000        315,000        330,000

Homestake Supplemental Retirement Plan.

     The Internal Revenue Code of 1986 (the "Code") imposes a maximum limit on annual retirement benefits payable under qualified retirement plans. For 1997, that annual limit was $125,000. In addition, the Code limits the amount of annual compensation that may be considered under qualified retirement plans. In 1997, that annual limit was $160,000. Under the Homestake SRP, executive officers and key employees selected by the Compensation Committee will be entitled to a supplemental retirement benefit equal to the difference between the full amount of their pension benefits determined under the Homestake Retirement Plan and the maximum amount permitted to be paid under the Employee Retirement Income Security Act of 1974 ("ERISA") and the Code. The Homestake SRP is funded by Homestake contributions into a "rabbi trust." All of the officers identified in the Summary Compensation Table are participants in the Homestake SRP.

Homestake Executive Supplemental Retirement Plan.

     Homestake has established the Homestake Executive Supplemental Retirement Plan (the "Homestake ESRP") for executive officers and key employees selected by the Compensation Committee. Under the Homestake ESRP, participants accrue benefits under the following formula. Service credit is determined by multiplying 4 1/3% by years of service, up to a maximum of 15 years. Service credit is then multiplied by average monthly compensation during the 36 consecutive months of highest compensation (salary and bonus) to determine a monthly retirement benefit. The monthly benefit is reduced by benefits payable under all other Homestake retirement plans and, commencing at age 65, by one-half of Social Security and comparable foreign social security plan benefits. Retirement is permitted at age 62 after 10 continuous years of service, although a participant who has attained age 55 and 10 years of service may elect early retirement and receive a reduced benefit if approved by the Compensation Committee. The Homestake ESRP is funded by Homestake contributions into a "rabbi trust." The following table shows selected estimated annual benefits payable under the Homestake ESRP, calculated on a straight life annuity basis, assuming retirement at age 62, to persons having specified years of service and the indicated average earnings before reductions for integration with Social Security and comparable foreign plans, and also before reduction for other Homestake retirement plans (except the Homestake Mining Company Savings Plan). Payments under the Homestake ESRP are not limited by ERISA or the Code. All of the officers identified in the Homestake Summary Compensation Table are participants in the Homestake ESRP. For purposes of the Homestake ESRP, the years of service as of

December 31, 1997, for Messrs. Elam, Kirk, Leathley and Thompson are 11 years, 5 years, 11 years and 15 years, respectively. Mr. Lindqvist was previously employed by Homestake and following Homestake's 1992 acquisition of International Corona, Mr. Lindqvist was fully vested in his benefits under the Homestake ESRP with 15 years of deemed service. In connection with his reemployment by Homestake in 1995, Homestake agreed to recalculate Mr. Lindqvist's Homestake ESRP benefits based on the 36 consecutive months of highest compensation following the date of reemployment, subject however to his completing five years of service from the date of reemployment, unless his employment is terminated by Homestake for reasons other than cause.


                                YEARS OF SERVICE

  Average Annual
    Earnings
 (36 Consecutive
  Highest Months)               10 Years                   13 Years                  15 Years
------------------      ------------------------  ------------------------  ------------------------
$150,000                        $ 65,000                  $ 84,500                  $ 97,500
 200,000                          86,667                   112,667                   130,000
 250,000                         108,333                   140,833                   162,500
 300,000                         130,000                   169,000                   195,000
 350,000                         151,667                   197,167                   227,500
 400,000                         173,333                   225,333                   260,000
 450,000                         195,000                   253,500                   292,500
 500,000                         216,667                   281,667                   325,000
 550,000                         238,333                   309,833                   357,500
 600,000                         260,000                   338,000                   390,000

Severance Agreements.

     Homestake has severance agreements with Messrs. Elam, Kirk, Leathley, Lindqvist and Thompson under which they are entitled to benefits in the event of a change of control followed by certain events. A change of control is defined as any of the following events: (i) Homestake is a party to a merger or combination under the terms of which less than 75% of the shares in the resulting company are owned by the shareholders of Homestake immediately preceding such event; (ii) at least 75% of fair market value of Homestake's assets are sold; or (iii) at least 25% in voting power in election of directors of Homestake's capital stock is acquired by any one person or group as that term is used in Rule 13d-5 under the Securities Exchange Act of 1934. Entitlement to benefits arises if within three years following such a change of control, the executive's employment is terminated (other than for cause) or if he elects to terminate his employment following (i) a reduction in salary or certain other benefits, (ii) a change in location of employment, (iii) a change in position, duties, responsibilities or status inconsistent with the executive's prior position or (iv) a reduction in responsibilities, titles, or offices as in effect immediately before such change of control. Benefits payable under the agreements consist of (i) a lump sum cash payment equal to two times the highest annual salary and bonus, including deferred compensation, during the three-year period preceding termination, (ii) continuation of participation in insurance and certain other fringe benefits for two years, (iii) full vesting in the Company's Executive Supplemental Retirement Plan described above under "Retirement Plans," (iv) continued vesting of stock options, and (v) relocation assistance to the extent not provided by another employer. Benefits payable under the agreements are in lieu of any severance benefits under Homestake's general severance policy.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Ownership of Common Stock by Homestake's Management

     The following table shows: (i) the number of shares of Homestake Common Stock owned by directors and the five highest paid executive officers, and all directors and executive officers as a group, as of April 1, 1998, (ii) the number of shares of Homestake Common Stock which such persons have the right to acquire within 60 days of April 1, 1998, but do not actually own and (iii) the total number of shares of Homestake Common Stock which such persons own and have the right to acquire within 60 days of April 1, 1998. The shares so shown include shares held in Homestake's Savings Plan for the accounts of executive officers and directors share rights granted under Homestake's Stock Option and Share Rights Plan - 1988 and 1996, which entitle Outside Directors to receive shares on the date of ceasing to serve as a director. Other than Mr. Clark (see footnote 2 below), no director or executive officer beneficially owns greater than 1 percent of the total number of shares of Homestake Common Stock outstanding. The shares of Homestake Common Stock beneficially owned by all directors and executive officers as a group represent approximately 5.5% of the 146,778,475 shares of Homestake Common Stock outstanding as of April 1, 1998, which includes shares held by Case, Pomeroy & Company, Inc. (described in footnote 2 below) and the shares which the identified persons have the right to acquire but do not own.

                                        Number of Shares
                                       Beneficially Owned        Right to
                                         as of April 1,       Acquire Shares       Total Number
                                        1998, Excluding       Within 60 Days        of Shares
                                        Right to Acquire           of              Beneficially
             Name                           Shares            April 1, 1998            Owned
             ----                      ------------------     ---------------      -------------
M. Norman Anderson...................               2,529                6,686              9,215
Richard R. Burt......................                   0                   84                 84
Robert H. Clark, Jr(2)...............           6,448,776                2,334          6,451,110
Harry M. Conger(3)...................             176,223              497,056            673,279
G. Robert Durham.....................              10,000                1,943             11,943
Douglas W. Fuerstenau................               1,478                2,367              3,845
Henry G. Grundstedt..................               1,000                1,497              2,497
John Neerhout, Jr....................               1,000                1,889              2,889
Peter J. Neff........................                   0                    0                  0
Stuart T. Peeler(4)..................              10,000                2,503             12,503
Carol A. Rae.........................                 500                  810              1,310
Jack E. Thompson.....................              51,830              178,050            229,880
Jeffrey L. Zelms.....................                  50                  131                181
Gene G. Elam.........................              11,683              122,750            134,433
Wayne Kirk(5)........................               8,360              105,500            113,860
Gil J. Leathley......................               3,413               72,342             75,755
William F. Lindqvist.................                 244               86,300             86,544
All Directors and Executive
Officers as a Group (24 persons).....           6,753,444            1,343,146          8,096,590

---------------------
(1) In some instances voting and investment power is shared with the spouse of the identified person.

(2) Includes 13,000 shares owned by Mr. Clark's spouse. Also includes 6,411,776 shares owned by Case, Pomeroy & Company, Inc. Mr. Clark is the President and Chief Executive Officer and, with family members, is a principal shareholder of Case, Pomeroy & Company, Inc. The shares beneficially owned by Mr. Clark represent approximately 4.4 percent of the 146,778,475 shares of Homestake Common Stock outstanding as of April 1, 1998.

(3) Includes 447 shares held of record by a Savings Plan Trust for Mr. Conger's spouse. Mr. Conger disclaims beneficial ownership of these shares.

(4) Includes 3,200 shares owned by a corporation of which Mr. Peeler is the sole shareholder.

(5) Includes 414 shares held of record by two of Mr. Kirk's children. Mr. Kirk disclaims beneficial ownership of these shares.


Security Ownership of Certain Beneficial Owners of Homestake

     As of April 1, 1998, the only person known to Homestake to own beneficially five percent or more of the Homestake Common Stock outstanding was:

             Name and Address                    Amount and Nature of
           of Beneficial Owner                   Beneficial Ownership(1)               Percent of Class
           -------------------                   -----------------------               ----------------
August von Finck...........................             10,510,000                          7.16%
Pacellistrasse 4
80333 Munich, Germany

-----------------------

(1) The amount and nature of Mr. von Finck's beneficial ownership is based upon information provided to Homestake pursuant to a Schedule 13D filed on behalf of Mr. von Finck on March 10, 1998.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Agreement with Case Pomeroy.

     In connection with Homestake's acquisition of Felmont Oil Corporation (now Homestake Sulphur Company) in 1984, Homestake and Case, Pomeroy & Company, Inc. ("Case Pomeroy") entered into an Agreement, which agreement was amended in 1989, and further amended on March 27, 1992. Mr. Robert H. Clark, Jr., a director of Homestake, together with family members, is a controlling shareholder of Case Pomeroy. Each of Homestake and Case Pomeroy indirectly owns a 25 percent undivided co-tenancy interest in the Round Mountain mine in Nye County, Nevada, under the terms of an Operating Agreement with Round Mountain Gold Corporation, the owner of 50 percent undivided interest and the manager of the mine. The Agreement provides that whenever any action is to be taken pursuant to the Operating Agreement that requires consent or approval of a majority of the co-tenancy interests, Case Pomeroy and Homestake will cause their respective subsidiaries to agree to take such action as they agree upon in advance. The Agreement also provides that neither Case Pomeroy, nor Homestake, nor their respective subsidiaries will, directly or indirectly, transfer any interest in the Round Mountain mine without the approval of the other. Approval of a majority of the co-tenancy interests is required for budgets and work programs carried out by the manager of the Round Mountain mine.


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



                                          HOMESTAKE MINING COMPANY



                                          By: /s/ David W. Peat
                                              ----------------------
                                              David W. Peat
                                              Vice President and Controller
DATE:  April 30, 1998                         (Principal Accounting Officer)