Form 10-Q
period 1998-06-30
HOMESTAKE MINING CO /DE/
filed 1998-08-14
CIK 743872

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the Quarterly Period Ended June 30, 1998

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

              Yes        X                       No   ______
                   -----------


The number of shares of common stock outstanding as of August 7, 1998 was 211,183,900.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

A.   Condensed Consolidated Balance Sheets (unaudited)
     (In thousands, except per share amount)

                                                                                    June 30,                December 31,
                                                                                       1998                     1997
                                                                                 ---------------          -----------------
ASSETS
Current assets
     Cash and equivalents                                                        $      134,219            $       124,083
     Short-term investments                                                             149,699                    141,221
     Receivables                                                                         48,711                     43,529
     Inventories:
         Finished products                                                               22,283                     33,019
         Ore and in process                                                              29,999                     37,811
         Supplies                                                                        31,149                     33,095
     Deferred income and mining taxes                                                    26,465                     19,372
     Other                                                                                7,669                     13,154
                                                                                 ---------------          -----------------
         Total current assets                                                           450,194                    445,284
                                                                                 ---------------          -----------------

Property, plant and equipment - at cost                                               2,204,344                  2,222,465
     Accumulated depreciation, depletion and amortization                            (1,271,610)                (1,201,318)
                                                                                 ---------------          -----------------
         Property, plant and equipment - net                                            932,734                  1,021,147
                                                                                 ---------------          -----------------

Investments and other assets
     Noncurrent investments                                                              33,054                     41,094
     Other assets                                                                        89,479                    102,009
                                                                                 ---------------          -----------------
         Total investments and other assets                                             122,533                    143,103
                                                                                 ---------------          -----------------
Total Assets                                                                     $    1,505,461            $     1,609,534
                                                                                 ===============          =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                            $       47,015            $        59,930
     Accrued liabilities:
         Payroll and other compensation                                                  27,761                     23,898
         Unrealized loss on foreign currency exchange contracts                          28,921                     20,416
         Reclamation and closure costs                                                   12,166                     11,818
         Other                                                                           17,151                     12,509
     Income and other taxes payable                                                       9,422                        277
                                                                                 ---------------          -----------------
         Total current liabilities                                                      142,436                    128,848
                                                                                 ---------------          -----------------

Long-term liabilities
     Long-term debt                                                                     356,069                    374,593
     Other long-term obligations                                                        143,871                    152,610
                                                                                 ---------------          -----------------
         Total long-term liabilities                                                    499,940                    527,203
                                                                                 ---------------          -----------------

Deferred income and mining taxes                                                        146,105                    161,862

Minority interests in consolidated subsidiaries                                         112,232                    108,116

Shareholders' equity
     Capital stock, $1 par value per share:
         Preferred - 10,000 shares authorized; no shares outstanding
         Common - 250,000 shares authorized; shares outstanding:
            1998 - 211,162; 1997 - 210,696                                              211,162                    210,696
     Other shareholders' equity                                                         393,586                    472,809
                                                                                 ---------------          -----------------
         Total shareholders' equity                                                     604,748                    683,505
                                                                                 ---------------          -----------------
Total Liabilities and Shareholders' Equity                                       $    1,505,461            $     1,609,534
                                                                                 ===============          =================

See notes to the condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



B.    Condensed Statements of Consolidated Operations (unaudited)
      (In thousands, except per share amounts)

                                                              Three Months Ended                       Six Months Ended
                                                                   June 30,                                June 30,
                                                              1998               1997                  1998              1997
                                                       --------------     --------------        --------------    --------------

Revenues
      Gold and ore sales                                $    210,687       $    214,393         $     405,026      $    442,218
      Sulfur and oil sales                                     5,665              6,842                11,798            13,794
      Interest income                                          5,218              4,797                 9,477             9,106
      Gain on termination of Santa Fe merger                                                                             62,925
      Other income                                           (26,285)                28               (14,799)           15,355
                                                       --------------     --------------        --------------    --------------
                                                             195,285            226,060               411,502           543,398
                                                       --------------     --------------        --------------    --------------
Costs and Expenses
      Production costs                                       142,749            154,831               278,306           319,721
      Depreciation, depletion and amortization                37,402             34,047                73,492            73,590
      Administrative and general expense                      11,272             12,029                23,837            21,821
      Exploration expense                                     11,509             18,138                21,806            30,073
      Interest expense                                         5,216              5,413                10,328            10,281
      Write-downs and other unusual charges                    2,905             65,115                11,784            65,115
      Business combination and integration costs              17,934                                   20,710
      Other expense                                              419              2,785                   798             3,427
                                                       --------------     --------------        --------------    --------------
                                                             229,406            292,358               441,061           524,028
                                                       --------------     --------------        --------------    --------------

Income (Loss) Before Taxes and Minority Interests            (34,121)           (66,298)              (29,559)           19,370
Income and Mining Taxes                                        4,878              3,858                (2,342)          (31,047)
Minority Interests                                            (1,688)            (2,417)               (5,616)           (4,924)
                                                       --------------     --------------        --------------    --------------
Net Loss                                                $    (30,931)      $    (64,857)        $     (37,517)     $    (16,601)
                                                       ==============     ==============        ==============    ==============


Net Loss Per Share - Basic and Diluted                  $      (0.15)      $      (0.31)        $       (0.18)     $      (0.08)
                                                       ==============     ==============        ==============    ==============

Average Shares Used in the Computation                       211,060            210,567               210,860           210,534
                                                       ==============     ==============        ==============    ==============

Dividends Paid Per Common Share                         $       0.05       $       0.05         $        0.05      $       0.10
                                                       ==============     ==============        ==============    ==============



See notes to the condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



C.  Condensed Statements of Consolidated Cash Flows (unaudited)
    (In thousands)

                                                                                        Six Months Ended June 30,
                                                                                      1998                        1997
                                                                              -----------------           ------------------
Cash Flows from Operations
    Net loss                                                                   $       (37,517)            $        (16,601)
    Reconciliation to net cash provided by operations:
       Depreciation, depletion and amortization                                         73,492                       73,590
       Write-downs                                                                       2,905                       65,115
       Deferred taxes, minority interests and other                                    (21,575)                      11,332
       Gains on asset disposals                                                         (1,844)                     (17,884)
       Effect of changes in operating working capital items                             48,311                       (5,798)
                                                                              -----------------           ------------------
    Net cash provided by operations                                                     63,772                      109,754
                                                                              -----------------           ------------------

Investment Activities
    Increase in short-term investments                                                 (11,308)                     (33,630)
    Capital additions                                                                  (33,894)                    (101,897)
    Proceeds from asset sales                                                            7,841                       15,451
    Other                                                                                  113                       (2,603)
                                                                              -----------------           ------------------
    Net cash used in investment activities                                             (37,248)                    (122,679)
                                                                              -----------------           ------------------

Financing Activities
    Borrowings                                                                                                       27,917
    Debt repayments                                                                     (8,024)
    Dividends paid - Homestake                                                          (7,339)                     (14,670)
                   - Plutonic                                                           (3,554)                      (9,768)
                   - Prime minority interests                                           (1,040)                      (1,085)
    Common shares issued                                                                 1,038                          808
    Other                                                                                2,531                        2,655
                                                                              -----------------           ------------------
Net cash provided by (used in) financing activities                                    (16,388)                       5,857
                                                                              -----------------           ------------------

Net increase (decrease) in cash and equivalents                                         10,136                       (7,068)

Cash and equivalents, January 1                                                        124,083                      104,657
                                                                              -----------------           ------------------

Cash and equivalents, June 30                                                  $       134,219             $         97,589
                                                                              =================           ==================

See notes to the condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

1. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, for the year ended December 31, 1997. Year end financial statements for the Company, restated to include Plutonic on a pooling-of-interests basis (see note 2 below), have been filed with the Securities and Exchange Commission on Form 8-K dated June 22, 1998.

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

2. On April 30, 1998 Homestake completed the acquisition of Plutonic Resources Limited ("Plutonic"), a publicly-traded Australian gold producer, by an exchange of common stock for common stock. Homestake issued 64.4 million common shares to acquire Plutonic, including 63.9 million shares in exchange for all of the Plutonic fully paid ordinary shares outstanding based on an exchange ratio of 0.34 Homestake common shares for each Plutonic fully paid ordinary share, and 0.5 million Homestake common shares for the Plutonic partly-paid shares and options outstanding.

         The business combination with Plutonic has been accounted for as a pooling of interests and, accordingly, Homestake's consolidated financial statements have been restated to include Plutonic for all periods. Combined and separate preacquisition results for Homestake and Plutonic for the three months ended March 31, 1998 and for the three and six months ended June 30, 1997 are as follows (in thousands):

                                         Homestake       Plutonic
                                        Historical       Historical a  Adjustments  b   Combined
                                       -------------------------------------------------------------
Three months ended March 31, 1998
    Revenues                             $ 174,343       $ 43,624         $ (1,750)      $ 216,217
    Net loss                                (4,611)           (76)          (1,899)         (6,586)

Three months ended June 30, 1997
    Revenues                             $ 168,659       $ 64,427         $ (7,026)      $ 226,060
    Net loss                               (16,222)       (39,633)          (9,002)        (64,857)

Six months ended June 30, 1997
    Revenues                             $ 418,846       $ 121,035         $ 3,517       $ 543,398
    Net income (loss)                       33,638        (34,541)         (15,698)        (16,601)

         a) The Plutonic historical results of operations have been adjusted to reflect i) presentation of Plutonic's results of operations in accordance with United States generally accepted accounting principles and the format and classifications utilized by Homestake, and ii) translation into U.S. dollars using the average exchange rate for each period.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



         b) In combining the historical results of Homestake and Plutonic, certain adjustments were made to conform Plutonic's accounting policies to Homestake's accounting policies. The effect of these adjustments on combined net income (loss) is as follows (in thousands):



                                 Three months ended          Three months ended     Six months ended
                                      March 31,                    June 30,              June 30,
Increase (Decrease)                      1998                       1997                  1997
                                ----------------------------------------------------------------------
Revenue recognition                   $ (1,293)                  $ (3,142)              $ (1,848)
Reclamation expense                        474                        (61)                   710
Depreciation, depletion
     and amortization                    1,141                      2,102                  4,204
Income taxes                            (1,009)                     3,819                  8,936
                                ----------------------------------------------------------------------
                                      $ (1,899)                  $ (9,002)             $ (15,698)
                                ======================================================================



3. Other income for the three and six months ended June 30 is as follows (in millions):

                                                 Three Months Ended                   Six Months Ended
                                                       June 30,                            June 30,
                                         -------------------------------      ------------------------------
                                               1998              1997               1998            1997
                                         --------------    -------------      --------------   -------------

Gains on asset disposals                        $1.6             $2.5                $1.8           $17.9
Gain on sales of Rabbi
     Trust investments                           0.3              -                   4.3             -
Royalty income                                   0.6              0.6                 1.2             1.2
Foreign currency contract
     gains (losses)                            (26.5)            (2.8)              (22.4)           (3.8)
Foreign currency exchange
     losses on intercompany
     advances                                   (4.4)            (2.4)               (3.5)           (2.8)
Other foreign currency
     gains (losses)                              0.4              -                   0.5            (0.3)

Other                                            1.7              2.1                 3.3             3.2
                                        --------------    -------------      --------------   -------------
                                              ($26.3)         $   -                ($14.8)          $15.4
                                        ==============    =============      ==============   =============


4. In January 1998, the Company began a major restructuring of operations at the Homestake mine in order to reduce operating costs. The Company suspended underground mining for approximately 60 days while it completed the final details of the new operating plan and readied the underground mine to begin operating on the restructured basis. Open Cut ore stockpiles continued to be processed through the mill at an accelerated rate while the underground operations were suspended. The new mine plan specifically is designed to improve the grade of ore recovered through the increased use of mechanized cut-and-fill mining methods. When fully implemented, the plan will reflect a complete reorganization of underground activities, a significant reduction in the mine's work force and a reduction in future gold production.

         Write-downs and other unusual expenses during the six months ended June 30, 1998 include $8.9 million ($5.9 million after tax) of costs associated with the temporary suspension of operations and the reduction of 450 employees in the work force. These costs primarily represent wage payments to the work force during the temporary shutdown

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


         and severance payments and benefit costs for the severed employees, and are net of approximately $9.3 million of pension and benefit plan curtailment gains.

5. In March 1997, Santa Fe Pacific Gold Corporation terminated its previously announced merger agreement with Homestake and paid Homestake a $65 million termination fee. As a result, the Company recorded a pretax gain of $62.9 million ($47.2 million after tax), net of merger-related expenses of $2.1 million incurred in 1997.

6.       In February  1997,  Homestake sold its interests in the George Lake and
         Back River joint ventures in Canada to Kit Resources Corporation ("Kit") for $9.3 million in cash and 3.6 million shares of Kit common stock. As a result of this transaction, the Company recorded a pretax gain of $13.5 million ($8.1 million after tax) in the first quarter of 1997, which is included in other income.

7. In June 1998, Plutonic repaid $8 million of its debt outstanding under its syndicated credit facility. Borrowings outstanding at June 30, 1998 included borrowings of $95.5 million by Plutonic and $45.6 million by HGAL under the Company's then-existing credit facilities.

         In July 1998, the Company entered into a new United States/Canadian/Australian cross-border credit facility providing a total availability of $430 million. The new facility replaces the Company's $275 million cross-border credit facility and Plutonic's A$400 million syndicated credit facility, each of which were cancelled. Borrowings by Plutonic and HGAL under the prior credit facilities were repaid using the new facility. The new facility is available through July 14, 2003 and provides for borrowings in United States, Canadian, or Australian dollars, or gold, or a combination of these. Under the new facility, the Company pays a commitment fee ranging from 0.15% to 0.35% per annum, depending upon rating agencies' ratings for the Company's senior debt, on the unused portion of this facility. The new credit agreement requires a minimum consolidated net worth of $500 million. Interest on the HGAL and Plutonic Australian dollar borrowings under the new facility is payable quarterly and is based on the Australian Bank Bill Swap Rate plus a margin of up to 1.125%. At July 31, 1998 the interest rate was 6.22%.

8. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which establish trading ranges within which the United States dollar may be exchanged for foreign currencies by setting minimum and maximum exchange rates.

         At June 30, 1998 the Company had forward currency contracts outstanding as follows (dollar amounts in thousands):

                                                   Weighted-Average Exchange
                   Amount Covered                    Rates to U.S. Dollars              Expiration
Currency             (U.S. Dollars)            Put Options        Call Options             Dates
------------------------------------------------------------------------------------------------------
Canadian                     $ 96,800             0.72                0.75                 1998
Canadian                      123,300             0.70                0.73                 1999
Canadian                       89,200             0.69                0.72                 2000
Canadian                       16,500             0.68                0.71                 2001
Australian                     50,800             0.73                0.76                 1998
Australian                     84,000             0.67                0.70                 1999
Australian                     62,600             0.65                0.68                 2000
Australian                     17,000             0.62                0.65                 2001
                     -----------------
                            $ 540,200
                     =================

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



         The Company delivered or financially settled during the three and six months ended June 30, 1998, 30,000 and 60,000 ounces of its North American gold production at an average price of $398 and $396 per ounce, respectively. This compares to settlements of 30,000 and 60,000 ounces at an average price of $380 and $381 per ounce during the three and six months ended June 30, 1997, respectively.

         The Company delivered or financially settled during the three and six months ended June 30, 1998, 55,900 and 178,900 ounces of its Australian gold production at an average price of $372 and $339 per ounce, respectively. This compares to settlements of 124,300 and 265,150 ounces at an average price for both periods of $429 per ounce during the three and six months ended June 30, 1997. During June 1998, Homestake closed out one million ounces of the Australian dollar-denominated forward gold contracts which Plutonic had entered into prior to its acquisition by Homestake. The pretax gain of $5 million realized as a result of this action was deferred and will be recorded into income as the originally designated production is sold.

         At June 30, 1998 the Company's gold forward sales commitments were as follows:

                           US $ Denominated                       Australian $ Denominated
                 --------------------------------------     --------------------------------------
                                     Average Price of                           Average Price of
                   Forward Sales      Forward Sales           Forward Sales      Forward Sales
    Year            (ounces)           (per ounce)             (ounces)         (US$ per ounce)
-------------    --------------------------------------     --------------------------------------
    1998                 60,000           $403                      60,000           $320
    1999                109,900            415
    2000                 85,100            430                      24,800            320
    2001                 95,000            441                      24,800            320
    2002                 95,000            457                      24,800            320
   Thereafter            75,000            481                      75,600            320
                 ---------------                            ---------------
                        520,000                                    210,000
                 ===============                            ===============


         To provide protection against a decrease in gold prices, during the third quarter of 1997 the Company entered into a series of put and call option contracts to provide a floor price of $325 per ounce for 900,000 ounces of Homestake's expected 1998 gold production. Gold sales during the second quarter of 1998 include 225,000 ounces at an average price $325 per ounce and year-to-date revenues in 1998 include 450,000 ounces at $325 per ounce under this program. At June 30, 1998 the Company owned put options for 450,000 ounces of gold exercisable during 1998 at a price of $325 per ounce. The Company also had written call options outstanding for 450,000 ounces of gold exercisable during 1998 at a price of $325 per ounce and owned call options for 450,000 ounces of gold exercisable during 1998 at a price of $336 per ounce.

         At June 30, 1998 the Company also owned put options for 30,000 ounces of gold exercisable during 2000 at a price of $350 per ounce and had written call options outstanding for 15,000 ounces of gold exercisable during 2000 at an average price of $395 per ounce.

         In February 1998, Prime Resources Group Inc. ("Prime"), a 50.6%-owned subsidiary of the Company, adopted a gold and silver hedging policy which provides for the use of forward sales contracts for up to 40% of each of the following five year's expected annual gold and silver production at prices in excess of certain targeted prices. At June 30, 1998 Prime had forward sales outstanding for approximately 7.2 million ounces of silver during the period 1999 through 2001 at an average price of $6.28 per ounce.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


9. Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in shareholders' equity that result from recognized transactions and other economic events of the period, other than transactions with shareholders in their capacity as shareholders. SFAS 130 requires that the components of comprehensive income be displayed in annual financial statements with the same prominence as other financial statements and that the total amount of comprehensive income be reported in interim periods. Homestake's comprehensive income (loss) for the three and six months ended June 30, 1998 and 1997 was as follows (in thousands):

                                                    Three months ended              Six months ended
                                                       June 30,                         June 30,
                                              1998             1997              1998           1997
                                          ---------------------------------------------------------------
Net Loss                                      $ (30,931)       $ (64,857)       $ (37,517)     $ (16,601)
Other Comprehensive Income (Loss)
   Currency translation adjustments             (32,603)         (28,105)         (26,686)       (38,383)
   Unrealized losses on securities               (1,154)         (10,298)          (3,448)       (15,569)
                                          ---------------------------------------------------------------
Comprehensive Loss                            $ (64,688)      $ (103,260)       $ (67,651)     $ (70,553)
                                          ===============================================================


         In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. SFAS 132 will be effective for the Company's financial statements for the year ended December 31, 1998.

         In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. SFAS 133 is effective for fiscal years beginning after June 15, 1999 but earlier adoption is permitted. The Company currently is evaluating the impact that this requirement will have on reported operating results and financial position and has not yet determined when SFAS 133 will be adopted.

10. On May 25, 1998 Homestake announced that it had proposed to the Board of Directors of Prime, the acquisition by Homestake of the 49.4% of Prime held by the public and not already owned by Homestake. Under the terms of the offer, Prime shareholders would receive 0.675 Homestake common shares or 0.675 Homestake Canada Inc. ("HCI") Exchangeable Shares for each Prime share held by them. Each HCI Exchangeable Share would be exchangeable for one Homestake common share at any time at the option of the holder.

         The arrangement, which is subject to the approval of the shareholders of both Homestake and Prime, would result in the issuance of a total of
         25.4 million Homestake common and

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


         HCI Exchangeable Shares in exchange for the 37.6 million Prime shares held by the minority shareholders of Prime.

11. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes heavy liabilities on persons who discharge hazardous substances. The Environmental Protection Agency ("EPA") publishes a National Priorities List ("NPL") of known or threatened releases of such substances.

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

         Title X of the  Energy  Policy Act of 1992 (the  "Act") and  subsequent amendments to the Act authorized appropriations of $335 million to cover the Federal Government's share of certain costs of reclamation, decommissioning and remedial action for by-product material (primarily tailings) generated by certain licensees as an incident of uranium sales to the Federal Government. Reimbursement is subject to compliance with regulations of the Department of Energy ("DOE"), which were issued in 1994. Pursuant to the Act, the DOE is responsible for 51.2% of past and future costs of reclaiming the Grants site in accordance with Nuclear Regulatory Commission license requirements. Through June 30, 1998, Homestake had received $26 million from the DOE and the accompanying balance sheet at June 30, 1998 includes an additional receivable of $6.3 million for the DOE's share of reclamation expenditures made by Homestake through that date. Homestake believes that its share of the estimated remaining cost of reclaiming the Grants facility is fully provided in the financial statements at June 30, 1998.

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

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


         consultation with the State of South Dakota, have determined that the Site poses no significant threat to public health or the environment."

         In September, 1997 the State of South Dakota filed an action against Homestake, alleging that Homestake's disposal of mine tailings in Whitewood Creek resulted in injuries to natural resources in Whitewood Creek, the Belle Fourche River, the Cheyenne River and Lake Oahe (collectively the "NRD Site"). The complaint also alleges that the tailings constitute a continuing public nuisance. The complaint asks for abatement of the nuisance, response costs, damages in an unspecified amounts, litigation costs and interest. In November 1997, the United States government and the Cheyenne River Sioux Tribe (the "federal trustees") filed a similar action alleging injuries to natural resources and seeking response costs, damages in unspecified amounts, litigation costs and attorneys fees.

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

         Homestake, the State of South Dakota and the Federal Trustees are engaged in settlement discussions with respect to the actions. If settlement is not achieved, Homestake intends to vigorously defend this action and to seek recovery, contribution and indemnity from the State of South Dakota and the federal trustees for past and future expenditures. Homestake also expects to seek recovery, contribution and indemnity from other government entities and other persons who participated in ownership and/or operation of Whitewood Creek as a waste disposal site or who disposed of waste in the NRD Site.

         Homestake does not believe that resolution of these matters will have a material effect on the business or financial condition or results of operations of Homestake.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(Unless specifically stated otherwise, the following information relates to amounts included in the consolidated financial statements without reduction for minority interests. Information for prior periods has been restated to include Plutonic which was acquired on April 30, 1998. Homestake reports per ounce production costs in accordance with the "Gold Institute Production Cost Standard.")

On April 30, 1998 Homestake completed the acquisition of Plutonic Resources Limited ("Plutonic"), an Australian gold producer, by issuing 64.4 million shares with a market value of approximately $770 million. Homestake issued 63.9 million shares in exchange for all Plutonic fully paid ordinary shares outstanding based on an exchange ratio of 0.34 Homestake common shares for each Plutonic fully paid ordinary share, and 0.5 million Homestake common shares for the Plutonic partly paid shares and options outstanding. The business combination has been accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements have been restated to include Plutonic for all prior periods.

                              RESULTS OF OPERATIONS

Homestake recorded a net loss of $30.9 million or $0.15 per share during the second quarter of 1998 compared to a net loss of $64.9 million or $0.31 per share during the second quarter of 1997. The 1998 second quarter loss includes charges of $15 million ($17.9 million pretax) or $0.07 per share for business combination and integration costs related to the Plutonic acquisition and $2.6 million ($2.9 million pretax) or $0.02 per share for write-downs of exploration properties. Results for the 1997 second quarter include write-downs of $50 million ($65.1 million pretax) or $0.24 per share taken primarily at the Mt Morgans mine and the Meekatharra exploration property.

Excluding the effect of nonrecurring items, the Company incurred a net loss of $13.3 million or $0.06 per share in the 1998 second quarter compared to a net loss of $14.9 million or $0.07 per share in the 1997 second quarter. The improved results reflect a substantial decline in cash costs, higher production and reduced exploration expenditures. These factors were offset in part by a significant decline in the gold price, higher mark-to-market losses on foreign currency exchange contracts, and increased depreciation, depletion and amortization expenses primarily due to higher sales volumes.

Gold production in the second quarter of 1998 was 656,600 ounces compared to 626,700 ounces produced in the second quarter of 1997. During the second quarter of 1998, sales of equivalent ounces of gold increased by 14% to 693,800 ounces compared to 610,900 ounces in the second quarter of 1997. However, gold and ore sales revenue decreased to $210.7 million during the three months ended June 30, 1998 from $214.4 million in the corresponding prior year period due to a decline in the average price of gold. The Company's average realized price declined to $316 per equivalent ounce of gold in the second quarter of 1998 from $362 per equivalent ounce realized in the comparative 1997 period.

In January 1998, the Company began a major restructuring of operations at the Homestake mine in order to reduce operating costs. The Company suspended underground mining for approximately 60 days while it completed the final details of the new operating plan and readied the underground mine to begin operating on the restructured basis. Open Cut ore stockpiles continued to be processed through the mill at an accelerated rate while the underground operations were suspended. The new mine plan specifically is designed to improve the grade of ore recovered through the increased use of mechanized cut-and-fill mining methods. When fully implemented, the plan will reflect a reorganization of underground activities and a significant

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



reduction in work force that will generate considerable cost savings and will increase the mine's future total earnings and cash flow. Homestake expects to invest up to $30 million by the end of 1999 in the restructuring process to purchase equipment, and upgrade facilities and infrastructure. Once the new operating plan is fully implemented by the end of 1999, annual gold production is expected to be between 150,000 and 180,000 ounces. Total cash costs for the underground operations are projected to decline to $280 per ounce from the 1997 levels of approximately $335 per ounce. Underground crews returned to work on a limited basis on March 26, 1998, and the remaining underground work force, about one-half of the size of the pre-shutdown force, returned on a phased basis through April 1998. Substantial development work is ongoing to prepare the mine to operate under the new operating plan, and production is increasing each month.

Domestic gold production increased slightly to 182,600 ounces during the second quarter of 1998 from 174,600 ounces during the second quarter of 1997. The increase primarily is due to the commencement of production at the new Ruby Hill mine in Nevada, offset by the temporary suspension of mining in the underground operations at the Homestake mine. The Ruby Hill mine, which commenced commercial production effective January 1, 1998, produced 30,400 ounces of gold at a cash cost $123 per ounce during the second quarter of 1998. The mine continues to exceed initial projections due to processing 12% more tons than planned and to a higher gold recovery rate. At the Homestake mine, gold production during the second quarter of 1998 declined by 28% to 70,400 ounces compared to 97,900 ounces during the second quarter of 1997. During the temporary shut down, the mill processed an increased volume of lower-grade ore from the lower-cost Open Cut operations. The increased volume of Open Cut ore reduced the mine's average cash costs to $256 per ounce during the 1998 second quarter from $330 per ounce in the 1997 second quarter. At the McLaughlin mine, production increased to 34,800 ounces during the second quarter of 1998 from 30,900 ounces during the prior year's second quarter due to a combination of higher ore grades and an increase in mill throughput. These factors together with lower unit operating and maintenance costs resulted in a significant reduction in cash costs to $201 per ounce in 1998 from $254 per ounce in the second quarter of 1997. Homestake's share of production at the Round Mountain mine increased by 4,000 ounces to 36,500 ounces during the second quarter of 1998 from 32,500 ounces produced during the second quarter of 1997. The higher production primarily is due to production from the new 8,000 tons-per-day mill which was commissioned in late 1997. The new mill, which was constructed to process higher-grade ores, produced 6,200 ounces (Homestake's share) during the quarter. Cash costs at Round Mountain declined to $194 per ounce in the 1998 second quarter from $204 per ounce in the 1997 second quarter due to cost savings associated with the new mining plan instituted in 1997. The new pit design has led to a lower stripping ratio that has reduced unit costs and capital requirements, substantially improving earnings and cash flow over the life of the operation.

Total foreign gold production during the three months ended June 30, 1998 increased 21,900 ounces or 5% to 474,000 equivalent ounces over the comparable period for the prior year. This increase in production primarily is due to a significant increase in production at the Eskay Creek and Williams mines in Canada and at the Lawlers mine in Australia.

Production at the Eskay Creek mine increased to 130,000 gold equivalent ounces during the second quarter of 1998 from 100,900 gold equivalent ounces during the second quarter of 1997. Although the gold grade has been consistently above projections this year, most of the production increase can be attributed to a lower silver/gold equivalency ratio and the excellent performance from the gravity/flotation mill installed in December 1997 to process lower-grade ore. Cash costs (including third-party smelter costs) were $134 per equivalent ounce in the 1998 second quarter compared to $157 per equivalent ounce in the 1997 second quarter. The Williams mine produced 50,900 ounces of gold at a cash cost of $209 per ounce during the second quarter of 1998 compared to 42,800 ounces produced at a cash cost of $272 per ounce during the second quarter of 1997. The higher production was attributable to an increase in tons milled and an

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


increase in the ore grade. The significant decline in cash cost resulted from increased production, improved ground conditions and lower underground development costs. The David Bell mine produced 22,900 ounces at a cash cost of $180 per ounce during the second quarter of 1998 compared to 20,800 ounces produced at a cash cost of $213 per ounce during the second quarter of 1997 due to an increase in tons milled. Homestake's share of production at the Snip mine decreased to 26,800 ounces in the 1998 second quarter from 31,300 ounces in the 1997 second quarter. The decline in production reflect the mining of lower-grade ore. However, costs still declined as the impact of the lower ore grade was more than offset by lower mining and service costs. Overall Canadian operations cash cost also benefited from a four percent decline in the average Canadian/U.S. dollar exchange rate between the second quarters of 1998 and 1997.

HGAL's share of production at the Kalgoorlie operations in Western Australia totaled 104,800 ounces in the second quarter of 1998 compared to 107,000 ounces in the second quarter of 1997. A small decline in mill throughput due to a planned relining of the SAG mill and an unscheduled shutdown to inspect and repair damage to the mill girth gear was offset by the mining of higher-grade ore from the Super Pit. Cash costs in 1998 declined to $219 per ounce from $279 per ounce in 1997, attributable to lower costs and the decline in value of the Australian dollar in relation to the U.S. dollar.

In the second quarter of 1998, gold production at the Plutonic mine dropped to 55,700 ounces at a cash cost of $247 per ounce compared to 73,900 ounces at a cash cost of $218 per ounce in the prior year's second quarter. Plutonic is mainly an underground operation as the open pit was mined out in 1997. Mill feed from underground operations was somewhat below expectations in the last quarter as lode structures in the NW Extension were flatter and less continuous than anticipated, making mining more difficult. However, current drilling already has succeeded in defining higher-grade lode structures in areas where production will commence in the third quarter.

Gold production for the latest quarter at the Darlot/Centenary mine declined to 14,700 ounces in 1998 from 16,100 ounces in the 1997 quarter as ore was sourced predominantly from the lower-grade Darlot orebody. Consequently, cash costs increased to $289 per ounce in 1998 from $271 per ounce in 1997. Development of the low-cost, high-grade Centenary deposit has been delayed somewhat as a result of a change in mining contractors. Initial production from the Centenary deposit is expected to take place by the end of the third quarter.

For the second quarter of 1998, production from the Lawlers mine increased to 30,800 ounces compared to 18,500 ounces in the comparable period of the previous year. Ore grades, particularly from the New Holland South underground zone, and the recovery rate from the gravity circuit both have been higher than anticipated. As a result, cash costs declined to $203 per ounce compared to $232 per ounce in 1997. Work has commenced on a second decline to access the deeper lode structures of the New Holland South zone.

Homestake's 80% share of gold production from the Mt Morgans mine was 15,100 ounces in the latest quarter at a cash cost of $222 per ounce compared to 16,500 ounces at a cost of $411 per ounce in the comparable 1997 quarter. Cash costs declined substantially despite the drop in production due to higher than expected ore grades and recoveries from stockpiled ore. The Mt Morgans mine is scheduled to cease operations in September 1998. However, recent exploration results have been very promising, and could result in extending the life of the mine if additional ore is located.

Overall Australian operations cash costs per ounce also benefited from an eighteen percent decline in the average Australian/U.S. dollar exchange rate between the second quarters of 1998 and 1997.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


At the La Falda mine in Chile, second quarter 1998 gold production increased to 12,700 ounces compared to 8,300 ounces in 1997 primarily due to higher recoveries. Cash costs declined to $191 per ounce from $203 per ounce. At present, oxide ore is being mined and heap leached while metallurgical work continues on the much larger, predominantly unoxidized Jeronimo orebody. Recent tests of bio-oxidation techniques have been encouraging and testing to determine the best method for extracting gold from the ore will continue. A decline is being developed to access the deeper sulfide ore so that a large sample of this ore can be obtained for metallurgical testing.

The Company's consolidated total cash costs per ounce decreased 26 percent to $201 in the 1998 second quarter compared to $254 in the 1997 second quarter. Approximately $21 per ounce of this decline is attributable to the lower Australian and Canadian dollar exchange rates.

For the six months ended June 30, 1998, the Company recorded a net loss of $37.5 million or $0.18 per share compared to a net loss of $16.6 million or $0.08 per share in 1997. The net loss for the first half of the 1998 includes $17.7 million ($20.7 million pretax) or $0.08 per share for business combination and integration costs related to the acquisition of Plutonic, $5.9 million ($8.9 million pretax) or $0.03 per share in restructuring costs relating to the Homestake mine, and $2.6 million ($2.9 million pretax) or $0.02 per share for write-downs of exploration properties. The net loss for the first six months of 1997 includes gains of $47.2 million ($62.9 million pretax) or $0.22 per share from the break-up fee received from Santa Fe Pacific Gold Corporation ("Santa Fe") upon termination of Homestake's merger agreement with Santa Fe and $8.1 million ($13.5 million pretax) or $0.04 per share from the sale of joint venture interests in two mining properties in the Northwest Territories of Canada, and an after-tax loss of $50 million ($65.1 million pretax) or $0.24 per share primarily related to the write-downs at the Mt Morgans mine and the Meekatharra exploration property.

Year-to-date revenues from gold and ore sales totaled $405 million during the first six months of 1998 compared to $442.2 million during the first six months of 1997, reflecting significantly lower average realized prices partially offset by increased sales volumes. During the first half of 1998, 1,332,500 equivalent ounces of gold were sold at an average realized price of $316 per ounce compared to sales of 1,231,900 equivalent ounces of gold sold at an average realized price of $364 per ounce during the first half of 1997. The increased sales volumes primarily are due to increases in production.

The Company's share of revenues from the Main Pass 299 operation in the Gulf of Mexico declined to $5.7 million during the second quarter of 1998 from $6.8 million in the second quarter of 1997, and operating losses were $1 million during the second quarter compared to losses of $0.4 million during the 1997 second quarter. Sulfur sales increased to 77,900 long tons during the 1998 second quarter from 76,700 long tons during the 1997 second quarter. However, the average realized sulfur price declined to $58 per ton during the 1998 second quarter compared to $60 per ton during the second quarter of the previous year. Oil sales also declined due to a 29% decrease in production and a 31% decrease in the average oil price per barrel. Year-to-date 1998 revenues from the Main Pass 299 operations decreased to $11.8 million compared to year-to-date 1997 revenues of $13.8 million, and year-to-date 1998 operating losses were $1.7 million compared to losses of $1 million for the year-to-date 1997 period. The 1998 results reflect lower oil prices and sales volumes, offset by lower depreciation charges following the write down of the sulfur assets at September 30, 1997.

Homestake's gold hedging policy provides for the use of forward sales contracts for up to 30% of each of the following ten year's expected annual gold production at prices in excess of certain targeted prices, and the use of combinations of put and call option contracts to establish minimum floor prices while allowing participation in future increases in the price of gold. In 1997, Homestake entered into a series of put and call options which provide a floor price of $325 per

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES


ounce for 900,000 ounces of 1998 production while allowing for full participation in any increase in the price of gold above $336 per ounce. Gold sales for the three and six months ended June 30, 1998 includes 225,000 and 450,000 ounces, respectively, at an average price of $325 per ounce under this program. At June 30, 1998 the Company owned put options for 450,000 ounces of gold exercisable during 1998 at a price of $325 per ounce. The Company also had written call options outstanding for 450,000 ounces of gold exercisable during 1998 at a price of $325 per ounce and owned call options for 450,000 ounces of gold exercisable during 1998 at a price of $336 per ounce.

During the three and six months ended June 30, 1998 the Company delivered or financially settled 55,900 and 178,900 ounces of its Australian gold production into Australian dollar denominated forward gold contracts at average prices of $372 and $339 per ounce, respectively. During the three and six months ended June 30, 1997 the Company delivered 124,300 and 265,150 ounces of its Australian gold production into Australian dollar denominated forward gold contracts at average prices for both periods of $429 per ounce. During June 1998, the Company closed out and financially settled one million ounces of its Australian dollar-denominated forward gold contracts. The gain of $5 million realized on this arrangement was deferred and will be recorded in income as the originally designated production is delivered. At June 30, 1998 the Company had remaining commitments for 210,000 ounces of its future Australian dollar denominated forward gold contracts at an average price of $320 (A$526) per ounce.

During the three and six months ended June 30, 1998 the Company delivered or financially settled 30,000 and 60,000 ounces of its North American gold production at average prices of $398 and $396 per ounce, respectively, and during the three and six months ended June 30, 1997 the Company delivered or financially settled 30,000 and 60,000 ounces of its North American gold production at average prices of $383 and $381 per ounce, respectively. At June 30, 1998 the Company had committed 520,000 ounces of its future North American gold production for sale through the year 2003 at an average price of $438 per ounce under forward sales contracts. The Company also owned put options for 30,000 ounces of gold exercisable during 2000 at a price of $350 per ounce and had written call options outstanding for 15,000 ounces of gold exercisable during 2000 at an average price of $395 per ounce.

The Company's hedging activities increased revenues by approximately $13 million and $27 million in the three and six months ended June 30, 1998, respectively, and by approximately $14 million and $29 million in the three and six months ended June 30, 1997, respectively. The estimated liquidation value of the Company's hedging position at June 30, 1998 was approximately $56.9 million.

In February 1998, Prime adopted a gold and silver hedging policy which provides for the use of forward sales contracts for up to 40% of each of the following five year's expected annual gold and silver production at prices in excess of certain targeted prices. At June 30, 1998 Prime had forward sales outstanding for approximately 7.2 million ounces of silver during the period 1999 through 2001 at an average price of $6.28 per ounce.

A significant portion of the Company's operating expenses is incurred in Australian and Canadian currencies. The Company's profitability is impacted by fluctuations in these currencies' exchange rates relative to the United States dollar. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which establish trading ranges within which the United States dollar may be exchanged for Australian and Canadian dollars. At June 30, 1998 the Company had a recorded net unrealized loss of $28.9 million on open contracts under this program.

Other income for the six months ended June 30, 1998 includes foreign currency exchange losses of $25.4 million and gains on sales of Rabbi Trust investments of $4.3 million. Other

                  HOMESTAKE MINING COMPANY AND SUBSIDIARIES


income in 1997 includes a $13.5 million gain on sale of the George Lake/Back River joint venture interests and a net foreign currency exchange losses of $6.9 million.

Depreciation, depletion and amortization expense increased to $37.4 million in the second quarter of 1998 compared to $34 million during the 1997 second quarter reflecting the higher gold production, offset by reduced depreciation charges following the asset write-downs during 1997.

Exploration expense for the three and six months ended June 30, 1998 was $11.5 million and $21.8 million, respectively, compared to $18.1 million and $30.1 million of the respective three and six months periods ended June 30, 1997. The Company expects to spend approximately $58 million during 1998 on exploration projects, of which 50% is expected to be spent in Australia and 30% in North America.

Income and mining tax expense for the six months ended June 30, 1998 was $2.3 million compared to $31 million for the six months ended June 30, 1997. The decrease in tax expense primarily reflects taxes of $15.7 million provided during 1997 on the break-up fee received from Santa Fe upon termination of Homestake's merger agreement with Santa Fe. For the first half of 1998, the consolidated effective tax rate was a negative 8%, reflecting the geographic mix of pretax income and losses. The tax benefits related to losses incurred in the United States and Australia were more than offset by a tax expense recorded with respect to the Canadian earnings. The Company's consolidated effective income and mining tax rate will fluctuate depending on the geographical mix of pretax income.

Minority interests in the income of consolidated subsidiaries increased during the first six months of 1998 to $5.6 million from $4.9 million during the first six months of 1997. The increase in minority interests primarily is attributable to higher earnings at the Eskay Creek mine which is owned by Prime Resources Group Inc., a 50.6%-owned subsidiary of the Company.

The following chart details Homestake's gold production and total cash costs per ounce by location, and consolidated revenue and production costs per ounce.

                  HOMESTAKE MINING COMPANY AND SUBSIDIARIES


                                                                               Production
                                                                         (Ounces in thousands)
                                                         Three Months Ended                     Six Months Ended
                                                               June 30,                              June 30,
Mine (Percentage interest)                              1998              1997                1998              1997
--------------------------                      --------------------------------      --------------------------------

Homestake (100)                                           70.4              97.9               146.4             204.3
Ruby Hill (100)                                           30.4              -                   61.0              -
McLaughlin (100)                                          34.8              30.9                64.9              62.5
Round Mountain (25)                                       36.5              32.5                69.5              60.6
Pinson (50)                                                4.5               6.2                10.9              12.6
Marigold (33)                                              6.0               7.1                12.2              14.3
                                                 --------------    --------------      --------------    --------------
    Total United States                                  182.6             174.6               364.9             354.3

Eskay Creek (100) (1)                                    130.0             100.9               271.1             195.5
Williams (50)                                             50.9              42.8                95.6              94.2
David Bell (50)                                           22.9              20.8                41.1              43.8
Quarter Claim (25)                                         2.8               2.8                 5.6               5.6
Snip (100) (2)                                            26.8              31.3                50.5              59.5
                                                 --------------    --------------      --------------    --------------
     Total Canada                                        233.4             198.6               463.9             398.6

Kalgoorlie (50)                                          104.8             107.0               198.9             215.3
Plutonic (100)                                            55.7              73.9               112.0             135.0
Darlot/Centenary (100)                                    14.7              16.1                30.3              29.5
Lawlers (100)                                             30.8              18.5                62.4              28.2
Mt Morgans (80)                                           15.1              16.5                34.6              36.6
Peak Hill (67)                                             6.8               9.0                12.6              18.4
                                                 --------------    --------------      --------------    --------------
     Total Australia                                     227.9             241.0               450.8             463.0

Agua de la Falda, Chile (100)                             12.7               8.3                23.7               8.3

                                                 --------------    --------------      --------------------------------
Total Production (4)                                     656.6             626.7             1,303.3           1,237.2
Less Minority Interests                                  (83.7)            (69.5)             (170.5)           (130.1)
                                                 --------------    --------------      --------------    --------------
Homestake's Share                                        572.9             557.2             1,132.8           1,107.1
                                                 ==============    ==============      ==============    ==============


                 HOMESTAKE MINING COMPANY AND SUBSIDIARIES


                                                                         Total Cash Costs
                                                                        (Dollars per ounce)

                                                         Three Months Ended                     Six Months Ended
                                                               June 30,                              June 30,
Mine (Percentage interest)                              1998              1997                1998              1997
--------------------------                          --------------------------------      --------------------------------

United States
     Homestake (100)                                    $256              $330                $250              $323
     Ruby Hill (100)                                     123                -                  126                -
     McLaughlin (100)                                    201               254                 216               249
     Round Mountain (25)                                 194               204                 200               219
     Pinson (50)                                         447               372                 374               342
     Marigold (33)                                       261               257                 253               243

Canada
     Eskay Creek (100) (3)                               134               157                 127               161
     Williams (50)                                       209               272                 226               251
     David Bell (50)                                     180               213                 206               203
     Quarter Claim (25)                                  169               172                 170               174
     Snip (100) (3)                                      203               216                 213               210

Australia
     Kalgoorlie (50)                                     219               279                 239               276
     Plutonic (100)                                      247               218                 256               243
     Darlot/Centenary (100)                              289               271                 312               322
     Lawlers (100)                                       203               232                 195               238
     Mt Morgans (80)                                     222               411                 227               386
     Peak Hill (67)                                      253               251                 278               245

Chile
     Agua de la Falda (100)                              191               203                 202               203

Weighted Average                                        $201              $254                $207              $256


                HOMESTAKE MINING COMPANY AND SUBSIDIARIES

                                                          Three Months Ended                     Six Months Ended
                                                                June 30,                              June 30,
Per Ounce of Gold                                       1998              1997                1998              1997
                                               --------------------------------      --------------------------------
Revenue                                                 $316              $362                $316              $364
                                               ================================      ================================

Per Ounce Costs
Cash Operating Costs (5)                                $197              $250                $204              $252
Other Cash Costs (6)                                       4                 4                   3                 4
                                               --------------------------------      --------------------------------
     Total Cash Costs                                    201               254                 207               256
Noncash Costs  (7)                                        56                58                  56                59
                                               --------------------------------      --------------------------------
     Total Production Costs                             $257              $312                $263              $315
                                               ================================      ================================

(1) Ounces produced are expressed on a gold equivalent basis. Silver is converted to gold equivalent using the ratio of the silver market price to the gold market price. Eskay Creek production includes 70,000 (56,500 in 1997) ounces of gold and 3.1 million (3.2 million in 1997) ounces of silver contained in ore and concentrates sold to smelters in the second quarter, and 143,400 (110,900 in 1997) ounces of gold and 6.3 million (6 million in 1997) ounces of silver contained in ore and concentrates sold to smelters in the year-to-date period.

(2)  Includes ounces of gold contained in dore and concentrates.

(3) For comparison purposes, total cash costs per ounce include estimated third-party costs incurred by smelter owners and others to produce marketable gold and silver.

(4) Includes 4,200 ounces and 12,500 ounces of gold produced at the Bellevue project in Western Australia during the 1997 second quarter and year-to-date periods, respectively, and 500 ounces produced at the El Hueso mine in Chile during the 1997 year-to-date period.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $63.8 million during the first six months of 1998 compared to $109.8 million during the first six months of 1997. Cash provided by operations during the 1997 six-month period includes the termination fee received from Santa Fe upon termination of Homestake's merger agreement with Santa Fe, partially offset by $50 million in payments for income and mining taxes, primarily payments made in the first quarter of 1997 related to Prime's 1996 taxable income. Payments for income and mining taxes of $11.4 million (net) were made during the first six months of 1998. Working capital at June 30, 1998 amounted to $308 million, including $284 million in cash and equivalents and short-term investments.

                HOMESTAKE MINING COMPANY AND SUBSIDIARIES


Capital additions of $33.9 million for the first half of 1998 compare to additions of $101.9 million for the first half of 1997. Capital additions during 1998 include $7 million and $6.7 million primarily for underground development work at the Plutonic and Darlot/Centenary mines, respectively, with the balance primarily related to productivity improvement projects and sustaining capital at the Company's other operating mines. Capital additions in 1997 include $30.9 million for construction and development work at the Ruby Hill mine, $22.7 million primarily for underground development and expenditures for a new gas-fired power station at the Plutonic mine, $8.3 million at the Round Mountain mine primarily for a new mill to process the higher-grade sulfide ore, $8.1 million for development work at the Darlot/Centenary mine, $7.3 million primarily for a tailings dam lift and improvements in the underground operations at the Homestake mine, and $6.3 million at the Kalgoorlie operations primarily for a decline from surface and a ventilation raise at the Mt. Charlotte mine.

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

In June 1998, Plutonic repaid $8 million of its debt outstanding under its syndicated credit facility. Borrowings outstanding at June 30, 1998 include borrowings of $95.5 million by Plutonic and $45.6 million by HGAL under the Company's then-existing credit facilities.

In July 1998, the Company entered into a new United States/Canadian/Australian cross-border credit facility providing a total availability of $430 million. The new facility replaces the Company's $275 million cross-border credit facility and Plutonic's A$400 million syndicated credit facility, both of which were cancelled. Borrowings by Plutonic and HGAL under the prior credit facilities were repaid using the new facility. The new facility is available through July 14, 2003 and provides for borrowings in United States, Canadian, or Australian dollars, or gold, or a combination of these. Under the new facility, the Company pays a commitment fee ranging from 0.15% to 0.35% per annum, depending upon rating agencies' ratings for the Company's senior debt, on the unused portion of this facility. The new credit agreement requires a minimum consolidated net worth of $500 million. Interest on the HGAL and Plutonic Australian dollar borrowings under the new facility is payable quarterly and is based on the Australian Bank Bill Swap Rate plus a margin of up to 1.125%. At July 31, 1998 the interest rate was 6.22%.

In February 1997, the Company paid a cash dividend of 5 cents per share. In March 1997, the Company reduced its annual dividend rate to 10 cents per share from 20 cents per share and declared a semi-annual dividend of 5 cents per share which was paid in May 1997. In May 1998, the Company paid a semi-annual dividend of 5 cents per share.

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

In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132 revises employers' disclosures about pension and

                HOMESTAKE MINING COMPANY AND SUBSIDIARIES


other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. SFAS 132 will be effective for the Company's financial statements for the year ended December 31, 1998.

In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. SFAS 133 is effective for fiscal years beginning after June 15, 1999 but earlier adoption is permitted. The Company currently is evaluating the impact that this requirement will have on reported operating results and financial position and has not yet determined when SFAS 133 will be adopted.

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

Prime Resources Group Inc.
On May 25, 1998 Homestake announced that it had proposed to the Board of Directors of Prime, the acquisition by Homestake of the 49.4% of Prime held by the public and not already owned by Homestake. Under the terms of the offer, Prime shareholders would receive 0.675 Homestake common shares or 0.675 Homestake Canada Inc. ("HCI") exchangeable shares for each Prime share held by them. Each HCI exchangeable share would be exchangeable for one Homestake common share at any time at the option of the holder.

The arrangement, which is subject to the approval of the shareholders of both Homestake and Prime, would result in the issuance of a total of 25.4 million Homestake common and HCI exchangeable shares in exchange for the 37.6 million Prime shares held by the minority shareholders of Prime.

                HOMESTAKE MINING COMPANY AND SUBSIDIARIES


Part II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

1) As previously reported on the Registrant's Form 8-K filed on May 12, 1998, on April 30, 1998 Registrant consummated the acquisition of Plutonic Resources Limited ("Plutonic"), a publicly-traded Australian gold producer, by an exchange of common stock for common stock.

     Shareholders of Registrant voted on and approved the acquisition of Plutonic at a Special Meeting of Shareholders held on April 29, 1998. Shareholder votes were as follows:

           Votes For                    Votes Against            Abstentions
           ---------                    -------------            -----------
          79,505,401                      1,040,836                603,751


2) At the Annual Meeting of Shareholders held on July 24, 1998, shareholders voted on and approved (i) the election of four Class II directors to serve until the 2001 Annual Meeting, and (ii) the appointment of PricewaterhouseCoopers L.L.P. as independent auditors for 1998. Shareholder votes were as follows:

     (i)  Election of four Class II Directors:            Votes For           Votes Withheld
     ----------------------------------------             ---------           --------------
              Paul McClintock                            127,697,608             1,127,052
              John Neerhout, Jr.                         127,584,370             1,240,290
              Stuart Peeler                              127,631,766             1,192,894
              Jack Thompson                              127,667,534             1,157,126

          In addition to the aforementioned directors, the following directors continued in office: M. Norman Anderson, Robert H. Clark, Jr., Douglas
          W. Fuerstenau, Jeffrey L. Zelms, Richard R. Burt, G. Robert Durham, Peter J. Neff and Carol A. Rae.


          On July 24, 1998 Harry M. Conger and Henry G. Grundstedt retired as directors. The Board of Directors has elected Jack E. Thompson to replace Mr. Conger as Chairman of the Board. Mr. Thompson will retain his responsibilities as President and Chief Executive Officer of the Company.

     (ii) Approval of PricewaterhouseCoopers L.L.P. as independent auditors:

           Votes For                   Votes Against                  Abstain
           ---------                   -------------                  --------
          127,844,464                    538,992                      441,204


Item 5. - Other Information

(a)       Amendment to Bylaws

          On July 24, 1998 the Bylaws were amended to reduce the number of directors from 13 to 12. A copy of the Bylaws, as amended is attached as Exhibit 3.4.

                HOMESTAKE MINING COMPANY AND SUBSIDIARIES



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

                HOMESTAKE MINING COMPANY AND SUBSIDIARIES


Item 6.

(a)   Exhibits                                                                     Method of Filing
      --------                                                                     ----------------
         3.4    Bylaws, as amended through July 24, 1998                           Filed herewith
                                                                                   electronically

         10.1   Amended and Restated Credit Agreement, dated  as of                Filed herewith
                July 14, 1998                                                      electronically

         11     Computation of Earnings Per Share                                  Filed herewith
                                                                                   electronically

         27.1   Financial Data Schedule - June 30, 1998                            Filed herewith
                                                                                   electronically

         27.2   Financial Data Schedule - March 31, 1998                           Filed herewith
                (restated for pooling of interests)                                electronically

         27.3   Financial Data Schedule - periods ended March 31, June 30          Filed herewith
                and September 30, 1997 (restated for pooling of interests)         electronically



(b)      Reports on Form 8-K

         Three reports on Form 8-K were filed during the quarter ended June 30, 1998.

         The report on Form 8-K dated May 11, 1998 was submitted in order to file a press release announcing that the Registrant had completed the acquisition of Plutonic Resources Limited.

         The report on Form 8-K dated June 5, 1998 was submitted in order to file the following: (a) a press release announcing the Registrant's offer to acquire the Prime Resources Group Inc. minority interests and
         (b) the results of the special meeting regarding the acquisition of Plutonic.

         The report on Form 8-K dated June 22, 1998 was submitted in order to file the following: (a) a press release reporting the interim results following the acquisition of Plutonic and (b) the consolidated financial statements and supplementary data (restated to include Plutonic) for the years ended December 31, 1997, 1996 and 1995.

                HOMESTAKE MINING COMPANY AND SUBSIDIARIES



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 HOMESTAKE MINING COMPANY




Date:  August 13, 1998                         By: /s/ Gene G. Elam
       ---------------                            ----------------
                                                  Gene G. Elam
                                                  Vice President, Finance and
                                                  Chief Financial Officer