Form 10-Q
period 1998-09-30
HOMESTAKE MINING CO /DE/
filed 1998-11-13
CIK 743872

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549





                                    FORM 10-Q


(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.



                For the Quarterly Period Ended September 30, 1998



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



                           Yes        X                       No   ______



The number of shares of common stock outstanding as of November 6, 1998 was 211,220,538.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

A.   Condensed Consolidated Balance Sheets (unaudited)
     (In thousands, except per share amount)

                                                                                 September 30,               December 31,
                                                                                     1998                       1997
                                                                              -----------------          -----------------
ASSETS
Current assets
     Cash and equivalents                                                      $       151,311           $        124,083
     Short-term investments                                                            157,952                    141,221
     Receivables                                                                        36,900                     43,529
     Inventories:
         Finished products                                                              18,556                     33,019
         Ore and in process                                                             33,207                     37,811
         Supplies                                                                       26,961                     33,095
     Deferred income and mining taxes                                                   11,201                     19,372
     Other                                                                               5,353                     13,154
                                                                              -----------------          -----------------
         Total current assets                                                          441,441                    445,284
                                                                              -----------------          -----------------

Property, plant and equipment - at cost                                              2,193,753                  2,222,465
     Accumulated depreciation, depletion and amortization                           (1,430,163)                (1,201,318)
                                                                              -----------------          -----------------
         Property, plant and equipment - net                                           763,590                  1,021,147
                                                                              -----------------          -----------------

Investments and other assets
     Noncurrent investments                                                             23,260                     41,094
     Other assets                                                                       87,637                    102,009
                                                                              -----------------          -----------------
         Total investments and other assets                                            110,897                    143,103
                                                                              -----------------          -----------------
Total Assets                                                                   $     1,315,928           $      1,609,534
                                                                              =================          =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                          $        43,819           $         59,930
     Accrued liabilities:
         Payroll and other compensation                                                 28,717                     23,898
         Unrealized loss on foreign currency exchange contracts                         36,032                     20,416
         Reclamation and closure costs                                                  12,045                     11,818
         Other                                                                          33,936                     12,509
     Income and other taxes payable                                                      2,639                        277
                                                                              -----------------          -----------------
         Total current liabilities                                                     157,188                    128,848
                                                                              -----------------          -----------------

Long-term liabilities
     Long-term debt                                                                    354,451                    374,593
     Other long-term obligations                                                       180,852                    152,610
                                                                              -----------------          -----------------
         Total long-term liabilities                                                   535,303                    527,203
                                                                              -----------------          -----------------

Deferred income and mining taxes                                                       113,012                    161,862

Minority interests in consolidated subsidiaries                                        103,830                    108,116

Shareholders' equity
     Capital stock, $1 par value per share:
         Preferred - 10,000 shares  authorized;  no shares  outstanding
         Common - 250,000 shares authorized; shares outstanding:
            1998 - 211,204; 1997 - 210,696                                             211,204                    210,696
     Other shareholders' equity                                                        195,391                    472,809
                                                                              -----------------          -----------------
         Total shareholders' equity                                                    406,595                    683,505
                                                                              -----------------          -----------------
Total Liabilities and Shareholders' Equity                                     $     1,315,928           $      1,609,534
                                                                              =================          =================

See notes to condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



B.    Condensed Statements of Consolidated Operations (unaudited)
      (In thousands, except per share amounts)

                                                               Three Months Ended                       Nine Months Ended
                                                                  September 30,                           September 30,
                                                               1998              1997                  1998              1997
                                                         --------------    --------------        --------------    --------------

Revenues
      Gold and ore sales                                  $    187,361      $    203,996          $    592,387      $    646,214
      Sulfur and oil sales                                       5,123             6,332                16,921            20,126
      Interest income                                            4,891             4,067                14,368            13,173
      Gain on termination of Santa Fe merger                         -                 -                     -            62,925
      Other income                                             (13,946)            3,342               (28,745)           18,697
                                                         --------------    --------------        --------------    --------------
                                                               183,429           217,737               594,931           761,135
                                                         --------------    --------------        --------------    --------------
Costs and Expenses
      Production costs                                         127,909           142,949               406,215           462,670
      Depreciation, depletion and amortization                  33,617            41,141               107,109           114,731
      Administrative and general expense                        12,328            12,516                36,165            34,337
      Exploration expense                                       16,387            20,182                38,193            50,255
      Interest expense                                           5,485             4,497                15,813            14,778
      Write-downs and other unusual charges                    187,884           183,646               199,668           248,761
      Business combination and integration costs                     -                 -                20,710                 -
      Other expense                                              2,078             1,453                 2,876             4,880
                                                         --------------    --------------        --------------    --------------
                                                               385,688           406,384               826,749           930,412
                                                         --------------    --------------        --------------    --------------

Loss Before Taxes and Minority Interests                      (202,259)         (188,647)             (231,818)         (169,277)
Income and Mining Taxes                                         15,340            34,390                12,998             3,343
Minority Interests                                               4,693            (1,304)                 (923)           (6,228)
                                                         --------------    --------------        --------------    --------------

Net Loss                                                  $   (182,226)     $   (155,561)         $   (219,743)     $   (172,162)
                                                         ==============    ==============        ==============    ==============



Net Loss Per Share                                        $      (0.86)     $      (0.74)         $      (1.04)     $      (0.82)
                                                         ==============    ==============        ==============    ==============


Average Shares Used in the Computation                         211,184           210,549               210,968           210,532
                                                         ==============    ==============        ==============    ==============

Dividends Paid Per Common Share                           $          -     $           -          $       0.05      $       0.10
                                                         ==============    ==============        ==============    ==============


See notes to condensed consolidated financial statements.


                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



C.   Condensed Statements of Consolidated Cash Flows (unaudited)
     (In thousands)

                                                                                     Nine Months Ended September 30,
                                                                                       1998                        1997
                                                                              -----------------           ------------------
Cash Flows from Operations
     Net loss                                                                  $      (219,743)             $      (172,162)
     Reconciliation to net cash provided by operations:
       Depreciation, depletion and amortization                                        107,109                      114,731
       Write-downs                                                                     190,789                      248,761
       Deferred taxes, minority interests and other                                    (32,684)                     (25,800)
       Gains on asset disposals                                                         (3,264)                     (25,752)
       Effect of changes in working capital items                                       62,928                      (27,036)
                                                                              -----------------           ------------------
Net cash provided by operations                                                        105,135                      112,742
                                                                              -----------------           ------------------

Investment Activities
     Capital additions                                                                 (54,313)                    (166,637)
     Proceeds from asset sales                                                          15,877                       25,215
     Increase in short-term investments                                                (23,169)                     (38,724)
     Other                                                                                (539)                      14,900
                                                                              -----------------           ------------------
Net cash used in investment activities                                                 (62,144)                    (165,246)
                                                                              -----------------           ------------------

Financing Activities
     Borrowings                                                                         97,676                       79,617
     Debt repayments                                                                  (105,236)                     (31,396)
     Dividends paid - Homestake                                                         (7,339)                     (14,670)
                    - Plutonic                                                          (3,554)                      (9,768)
                    - Prime minority interests                                          (1,040)                      (1,085)
     Common shares issued                                                                1,956                          862
     Other                                                                               1,774                        2,653
                                                                              -----------------           ------------------
Net cash provided by (used in) financing activities                                    (15,763)                      26,213
                                                                              -----------------           ------------------

Net Increase (Decrease) in Cash and Equivalents                                         27,228                      (26,291)

Cash and Equivalents, January 1                                                        124,083                      104,657
                                                                              -----------------           ------------------

Cash and Equivalents, September 30                                             $       151,311              $        78,366
                                                                              =================           ==================



See notes to condensed consolidated financial statements.

                   Homestake Mining Company and Subsidiaries


Notes to Condensed Consolidated Financial Statements (unaudited)



1. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, for the year ended December 31, 1997. Year end financial statements for the Company, restated to include Plutonic on a pooling-of-interests basis (see note 2 below), were filed with the Securities and Exchange Commission on Form 8-K dated June 22, 1998.

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

2. On April 30, 1998 Homestake acquired Plutonic Resources Limited ("Plutonic"), a publicly-traded Australian gold producer, by an exchange of common stock for common stock. Homestake issued 64.4 million common shares to acquire Plutonic, including 63.9 million shares in exchange for all of the Plutonic fully paid ordinary shares outstanding based on an exchange ratio of 0.34 Homestake common shares for each Plutonic fully paid ordinary share, and 0.5 million Homestake common shares for the Plutonic partly-paid shares and options outstanding.

         The business combination with Plutonic was accounted for as a pooling of interests and, accordingly, Homestake's consolidated financial statements have been restated to include Plutonic for all periods prior to May 1, 1998. Combined and separate preacquisition results for Homestake and Plutonic for the three months ended March 31, 1998 and for the three and nine months ended September 30, 1997 are as follows (in thousands):

                                                Homestake         Plutonic
                                                Historical        Historical(a)     Adjustments (b)    Combined
                                              ---------------------------------------------------------------------

Three months ended March 31, 1998
     Revenues                                    $ 174,343         $ 43,624           $ (1,750)        $ 216,217
     Net loss                                       (4,611)            (76)             (1,899)           (6,586)

Three months ended September 30, 1997
     Revenues                                    $ 158,224         $ 70,433          $ (10,920)        $ 217,737
     Net income (loss)                            (163,682)          16,543             (8,422)         (155,561)

Nine months ended September 30, 1997
     Revenues                                    $ 577,070         $191,468           $ (7,403)        $ 761,135
     Net loss                                     (130,044)         (17,998)           (24,120)         (172,162)

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





                   Homestake Mining Company and Subsidiaries



b) In combining the historical results of Homestake and Plutonic, certain adjustments were made to conform Plutonic's accounting policies to Homestake's accounting policies. The effect of these adjustments on combined net income (loss) is as follows (in thousands):

                                Three months ended         Three months ended       Nine months ended
                                    March 31,                 September 30,           September 30,
   Increase (Decrease)                 1998                       1997                    1997
                               ----------------------------------------------------------------------

   Revenue recognition               $ (1,293)                  $ (2,067)             $ (3,915)
   Reclamation expense                    474                        469                 1,179
   Depreciation, depletion
        and amortization                1,141                      1,741                 5,945
   Income taxes                        (1,009)                     4,145                13,081
                               ----------------------------------------------------------------------
                                     $ (1,899)                  $ (8,422)             $(24,120)
                               ======================================================================




3. Other income for the three and nine month periods ended September 30 is as follows (in millions):

                                           Three Months Ended               Nine Months Ended
                                              September 30,                   September 30,
                                       ----------------------------    ----------------------------
                                           1998           1997             1998           1997
                                       -------------   ------------    --------------  ------------

Gains on asset disposals                       $1.5           $7.9              $3.3         $25.8
Gain on sales of Rabbi
     Trust investments                          0.4            -                 4.7           -
Royalty income                                  0.6            0.6               1.8           1.8
Foreign currency contract
     losses                                   (16.8)          (4.2)            (39.2)         (8.0)
Foreign currency exchange
     losses on intercompany
     advances                                  (2.5)          (1.7)             (6.0)         (4.5)
Other foreign currency
     gains (losses)                             1.1            -                 1.6          (0.3)
Other                                           1.8            0.7               5.1           3.9
                                       -------------   ------------    --------------  ------------
                                             ($13.9)          $3.3            ($28.7)        $18.7
                                       =============   ============    ==============  ============

                   Homestake Mining Company and Subsidiaries


4. During the three and nine month periods ended September 30, 1998, the Company recorded write-downs and other unusual charges as follows (in millions):


                                               Three Months Ended           Nine Months Ended
                                              September 30, 1998          September 30, 1998
                                           -------------------------    ------------------------
                                             Pretax      After-tax       Pretax      After-tax
                                           -----------   -----------    ----------   -----------
Homestake mine fixed asset
     write-down and remediaton (a)             $111.1        $111.1        $111.1        $111.1
Mt Charlotte mine write-down
     and closure cost (b)                        38.4          26.4          38.4          26.4
Lachlan mineral property  and
     securities write-down (c)                   19.9          12.3          19.9          12.3
Writedown of marketable
     securities (d)                               7.4           6.9           7.4           6.9
Homestake mine restructuring (e)                   -             -            8.9           5.9
Plutonic write-down (f)                            -             -            2.9           2.6
Other miscellaneous charges
     and adjustments (g)                         11.1           9.2          11.1           9.2
                                           -----------    ----------   -----------   -----------
                                               $187.9        $165.9        $199.7        $174.4
                                           ===========   ===========    ==========   ===========

a) Charge for carrying value adjustments and additional remediation and related reclamation costs at the Homestake mine in South Dakota. This operation is continuing to implement a revised operating plan with the objective of reducing cash costs to $280 per ounce by the end of 1999. Due to continuing low gold prices, the Company will use a gold price of $325 per ounce for determining its gold reserves at the end of 1998. Based on estimated future cash flows, the Company does not expect to recover its remaining investment in property, plant and equipment at this mine. The total amount of the write-down was $76.1 million ($76.1 million pretax), thereby reducing the carrying value of the mine to zero. In addition, the Company has recorded a provision for estimated additional remediation and related reclamation costs of $35 million ($35 million pretax).

b) Based on estimated future cash flows, the Company recorded a write-down of property, severance and other charges at the Mt Charlotte mine in Western Australia. Homestake and its joint venture partner Normandy Mining Limited are implementing a revised operating plan at the Mt Charlotte mine due to the downturn in economic performance and an accelerated level of ground movement. Mining will be restricted to low-risk areas of the mine until approximately the fourth quarter of 1999. Performance of the mine will be monitored during this time to determine whether the operation will continue beyond that point.

c) Write-down of mineral properties and marketable securities of Homestake's 81%-owned Lachlan Resources NL, which was acquired as part of the Plutonic Resources transaction in April 1998.

d)   Write-down of marketable securities.

e) Charge associated with the temporary suspension of operations and the reduction of 450 employees at the Homestake mine.

f)   Write-down of Plutonic exploration properties.

g)   Other miscellaneous charges.


                   Homestake Mining Company and Subsidiaries



               During the three and nine month periods ended September 30, 1997, the Company recorded write-downs and other unusual charges as follows (in millions):

                                                  Three Months Ended             Nine Months Ended
                                                  September 30, 1997            September 30, 1997
                                                 Pretax      After-tax          Pretax     After-tax
                                               -----------   -----------      -----------  -----------

    Main Pass 299 sulfur mine                      $107.8        $ 84.9           $107.8       $ 84.9
Reduction in carrying values of
    resource assets                                  24.3          18.2             69.3         50.1
Increase in estimated accrual for
    future reclamation expenditures                  29.1          21.5             29.1         21.5
Write-down of noncurrent investments                 16.5          14.7             31.0         29.2
Other charges                                         5.9           5.8             11.5          9.4
                                                -----------   -----------      -----------  -----------
                                                   $183.6        $145.1           $248.7       $195.1
                                               ===========   ===========      ===========  ===========

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

7.       In  July   1998,   the   Company   entered   into  a  new   United
         States/Canadian/Australian cross-border credit facility providing a total availability of $430 million. The new facility replaced the Company's $275 million cross-border credit facility and Plutonic's A$400 million syndicated credit facility, both of which were cancelled. Borrowings by Plutonic and Homestake Gold of Australia ("HGAL") under the prior credit facilities were repaid using the new facility. Amounts outstanding at September 30, 1998 include borrowings of $94.6 million by Plutonic and $44.9 million by HGAL under this credit facility. The new facility is available through July 14, 2003 and provides for borrowings in United States, Canadian, or Australian dollars, or gold, or a combination of these. Under the new facility, the Company pays a commitment fee ranging from 0.15% to 0.35% per annum, depending upon rating agencies' ratings for the Company's senior debt, on the unused portion of this facility. The new credit agreement requires a minimum consolidated net worth, as defined in the agreement (primarily shareholders' equity plus the amount of all noncash write-downs made after December 31, 1997), of $500 million. Interest on the HGAL and Plutonic Australian dollar borrowings under the new facility is payable quarterly and is based on the Australian Bank Bill Swap Rate plus a margin of up to 1.125%. At September 30, 1998 the interest rate was 6.22%.

8. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which establish trading ranges within which the United States dollar may be exchanged for foreign currencies by setting minimum and maximum exchange rates.

                   Homestake Mining Company and Subsidiaries



        At September 30, 1998 the Company had forward currency contracts outstanding as follows (dollar amounts in thousands):

                                                   Weighted-Average Exchange
                   Amount Covered                    Rates to U.S. Dollars              Expiration
Currency             (U.S. Dollars)            Put Options        Call Options             Dates
------------------------------------------------------------------------------------------------------
Canadian                     $ 49,380             0.72                0.75                 1998
Canadian                      135,200             0.70                0.73                 1999
Canadian                       89,420             0.69                0.72                 2000
Canadian                       43,010             0.67                0.70                 2001
Australian                     24,950             0.72                0.75                 1998
Australian                     92,000             0.66                0.69                 1999
Australian                     68,620             0.64                0.67                 2000
Australian                     23,000             0.60                0.63                 2001
                     -----------------
                            $ 525,580
                     =================

9. Homestake's gold hedging policy provides for the use of forward sales contracts for up to 30% of expected annual gold production for each of the following ten year's at prices in excess of certain targeted prices, and the use of combinations of put and call option contracts to establish minimum floor prices while allowing participation in future increases in the price of gold.

         In 1997, Homestake entered into a series of U.S. dollar denominated put and call options which provide a floor price of $325 per ounce for 900,000 ounces of 1998 production while allowing for full participation in any increase in the price of gold above $336 per ounce. Gold sales for the three and nine months ended September 30, 1998 include 225,000 and 675,000 ounces, respectively, at an average price of $325 per ounce under this program. At September 30, 1998 the Company owned put options for 225,000 ounces of gold exercisable during the fourth quarter of 1998 at a price of $325 per ounce. The Company also had written call options outstanding for 225,000 ounces of gold exercisable during the fourth quarter of 1998 at a price of $325 per ounce and owned call options for 225,000 ounces of gold exercisable during 1998 at a price of $336 per ounce.

         At September 30, 1998 the Company also owned U.S. dollar denominated put options for 30,000 ounces of gold exercisable during 2000 at a price of $350 per ounce and had written U.S. dollar denominated call options outstanding for 15,000 ounces of gold exercisable during 2000 at an average price of $395 per ounce. At September 30, 1998 the Company also owned Australian dollar denominated put options for 240,000 ounces of gold exercisable in 1999 and 2000 (120,000 ounces each year) at an average price of $313 (A$523) per ounce and had written Australian dollar denominated call options for 240,000 ounces of gold exercisable in 1999 and 2000 (120,000 ounces each year) at an average price of $322 (A$528) per ounce.

         During the three and nine month periods ended September 30, 1998, the Company delivered or financially settled 30,000 and 90,000 ounces of its North American gold production at average prices of $401 and $399 per ounce, respectively, under U.S. dollar denominated forward sales contracts. During the three and nine month periods ended September 30, 1997 the Company delivered or financially settled 30,000 and 90,000 ounces of its North American gold production at average prices of $387 and $383 per ounce, respectively, under U.S. dollar denominated forward sales contracts.

         During the three and nine month periods ended September 30, 1998 the Company delivered or financially settled 30,000 and 208,000 ounces of its Australian gold production into Australian dollar denominated forward gold contracts at average prices of

                   Homestake Mining Company and Subsidiaries


         $315 and $336 per ounce, respectively. During the three and nine month periods ended September 30, 1997 the Company delivered 119,800 and 384,950 ounces of its Australian gold production into Australian dollar denominated forward gold contracts at average prices of $415 and $425 per ounce, respectively. During June 1998, the Company closed out and financially settled one million ounces of its Australian dollar-denominated forward gold contracts. The gain of $5 million realized on this arrangement was deferred and is being recorded in income as the originally designated production is sold.

         At September 30, 1998 the Company's gold forward sales commitments were as follows:

                            US $ Denominated                          Australian $ Denominated
                  --------------------------------------        --------------------------------------
                                      Average Price of                             Average Price of
                    Forward Sales      Forward Sales              Forward Sales      Forward Sales
    Year             (ounces)           (per ounce)                (ounces)        (US$ per ounce)*
-------------     --------------------------------------        --------------------------------------
    1998                  30,000           $405                         30,000           $315
    1999                 109,900            415                          -                 -
    2000                  85,100            430                         24,800            315
    2001                  95,000            441                        144,800            332
    2002                  95,000            457                         24,800            315
   Thereafter             75,000            481                         75,600            315
                  ---------------                               ---------------
                         490,000                                       300,000
                  ===============                               ===============

  * Exchange rate of A$1 = US$0.5985.


         In February 1998, Prime Resources Group Inc. ("Prime"), a 50.6%-owned subsidiary of the Company, adopted a gold and silver hedging policy which provides for the use of forward sales contracts for up to 40% of each of the following five year's expected annual gold and silver production at prices in excess of certain targeted prices. At September 30, 1998 Prime had sold forward approximately 7.2 million ounces of silver for delivery during 1999 through 2001 at an average price of $6.28 per ounce.

10. Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for the reporting and display of comprehensive income. The purpose of reporting comprehensive income is to present a measure of all changes in shareholders' equity that result from recognized transactions and other economic events of the period, other than transactions with shareholders in their capacity as shareholders. SFAS 130 requires that the components of comprehensive income be displayed in annual financial statements with the same prominence as other financial statements and that the total amount of comprehensive income be reported in interim periods.

                   Homestake Mining Company and Subsidiaries


         Homestake's comprehensive income (loss) for the three and nine months ended September 30, 1998 and 1997 was as follows (in thousands):

                                                      Three months ended             Nine months ended
                                                        September 30,                   September 30,
                                                  1998             1997            1998            1997
                                             ----------------------------------------------------------------
Net Loss                                          $(182,226)       $(155,561)      $(219,743)      $(172,162)
Other Comprehensive Income (Loss)
   Currency translation adjustments                  (9,483)         (13,918)        (36,169)        (52,301)
   Unrealized losses on securities                    3,633           28,519             185          12,950
                                             ----------------------------------------------------------------
Comprehensive Loss                                $(188,076)       $(140,960)      $(255,727)      $(211,513)
                                             ================================================================


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

         In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. SFAS 133 is effective for fiscal years beginning after June 15, 1999 but earlier adoption is permitted. The Company believes that under SFAS 133, changes in unrealized gains and losses on Homestake's foreign currency contracts will qualify for deferral accounting and be recorded in Other Comprehensive Income.
         However, there are many complexities to this new standard and the Company currently is evaluating the impact that SFAS 133 will have on reported operating results and financial position and has not yet determined that impact or when it will adopt SFAS 133.

11. On September 11, 1998 Prime and Homestake announced that, subject to requisite shareholder approvals, they had reached an agreement (the "Arrangement") for Homestake's acquisition of the 49.4% of Prime held by the public. Under the terms of the Arrangement, Prime shareholders will have the choice of receiving 0.74 Homestake common shares or 0.74 Homestake Canada Inc. ("HCI") exchangeable shares for each Prime share held by them. Each HCI exchangeable share would be exchangeable for one Homestake common share at any time at the option of the holder, and will have dividend and voting rights essentially equivalent to those of one Homestake common share.

         The transaction is to be structured as an arrangement under the British Columbia Companies Act. Completion of the Arrangement is subject to approval by the British Columbia Supreme Court and by Prime shareholders, and the Homestake shareholders must vote to adopt a
         Restated Certificate of Incorporation that, among other things, authorizes the Homestake capital stock necessary to effect the Arrangement. A total of 75% of all Prime shares represented at its shareholders' meeting, including the Prime shares owned by HCI, must approve the transaction. In addition, the Arrangement must be approved by two-thirds of the Prime

                   Homestake Mining Company and Subsidiaries


         shares present and voting on the Arrangement, excluding shares voted by HCI and certain affiliates. Both Prime and Homestake have scheduled Special Meetings of Stockholders for December 1, 1998.

         The Arrangement would result in the issuance of a total of 27.8 million Homestake common and HCI exchangeable shares in exchange for the 37.6 million Prime shares held by the minority shareholders of Prime.


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

         Title X of the  Energy  Policy Act of 1992 (the  "Act") and  subsequent amendments to the Act authorized appropriations of $335 million to cover the Federal Government's share of certain costs of reclamation, decommissioning and remedial action for by-product material (primarily tailings) generated by certain licensees as an incident of uranium sales to the Federal Government. Reimbursement is subject to compliance with regulations of the Department of Energy ("DOE"), which were issued in 1994. Pursuant to the Act, the DOE is responsible for 51.2% of past and future costs of reclaiming the Grants site in accordance with Nuclear Regulatory Commission license requirements. Through September 30, 1998, Homestake had received $26 million from the DOE and the accompanying balance sheet at September 30, 1998 includes an additional receivable of $6.3 million for the DOE's share of reclamation expenditures made by Homestake through 1997. Homestake believes that its share of the estimated remaining cost of reclaiming the Grants facility is fully provided in the financial statements at September 30, 1998.

         In 1983,  the state of New Mexico made a claim  against  Homestake  for
         unspecified   natural  resource  damages   resulting  from  the  Grants
         tailings. New Mexico has taken no action to enforce its claim.

         Whitewood Creek: Whitewood Creek was a site where mining companies operating in the Black Hills of South Dakota, including Homestake, placed mine tailings beginning in the nineteenth century. Some tailings placed in Whitewood Creek eventually flowed into the Belle Fourche River, the Cheyenne River and Lake Oahe. Placement of mine tailings into Whitewood Creek was authorized by the laws of the United States, the Dakota territory and the State of South Dakota, and Whitewood Creek was later specifically designated by the State of South Dakota as a disposal stream for mine tailings and for the disposal of raw sewage and other municipal waste. In response to changes in legal requirements, Homestake ceased the placement of mine tailings into Whitewood Creek in 1977 and for more than 20 years the Homestake mine has impounded all mine tailings that are not redeposited in the mine.

                   Homestake Mining Company and Subsidiaries


         Deposits of tailings along an 18-mile stretch of Whitewood Creek formerly constituted a site on the NPL. The EPA asserted that discharges of tailings by mining companies, including Homestake, contaminated the soil and streambed. Homestake signed a Consent Decree with the EPA and carried out remedial work at Homestake's expense and also reimbursed the EPA for its oversight cost. The site was deleted from the NPL on August 13, 1996. In the deletion notice, the EPA stated that "EPA, in consultation with the State of South Dakota, have determined that the Site poses no significant threat to public health or the environment."

         In September, 1997 the State of South Dakota filed an action against Homestake, alleging that Homestake's disposal of mine tailings in Whitewood Creek resulted in injuries to natural resources in Whitewood Creek, the Belle Fourche River, the Cheyenne River and Lake Oahe (collectively the "NRD Site"). The complaint also contained a pendent state law claim, alleging that the tailings constitute a continuing public nuisance. The complaint asks for abatement of the nuisance, damages in an unascertained amount, litigation costs and interest. In November 1997, the United States government and the Cheyenne River Sioux Tribe (the "federal trustees") filed a similar action alleging injuries to natural resources and seeking response costs, damages in unspecified amounts, litigation costs and attorneys fees.

         In its answers, Homestake denies that there has been any continuing damage to natural resources or nuisance as a result of the placement of tailings in Whitewood Creek. Among other defenses, it is also the position of Homestake that as a result of the State of South Dakota's ownership of Whitewood Creek and designation of Whitewood Creek as an authorized disposal site under state and federal authority, the State of South Dakota and the federal government are responsible for all past and future damages and any continuing nuisance resulting therefrom. Homestake has also counterclaimed against the State of South Dakota and the federal trustees seeking cost recoupment, contribution and indemnity.

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

         Homestake, the State of South Dakota and the Federal Trustees are engaged in settlement discussions with respect to these actions. If settlement is not achieved, Homestake intends to vigorously defend these actions and to seek cost recoupment, contribution and indemnity from the State of South Dakota and the federal trustees for past and future expenditures. Homestake also expects to seek recovery, contribution and indemnity from other government entities and other persons who participated in ownership and/or operation of Whitewood Creek as a waste disposal site or who disposed of waste in the NRD Site.

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

On April 30, 1998 Homestake acquired Plutonic Resources Limited ("Plutonic"), an Australian gold producer, by issuing 64.4 million shares with a market value of approximately $770 million. Homestake issued 63.9 million shares in exchange for all Plutonic fully paid ordinary shares outstanding based on an exchange ratio of 0.34 Homestake common shares for each Plutonic fully paid ordinary share, and
0.5 million Homestake common shares for the Plutonic partly paid shares and options outstanding. The business combination was accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements have been restated to include Plutonic for all periods prior to May 1, 1998.


                              RESULTS OF OPERATIONS

         Homestake recorded a net loss of $182.2 million or 86 cents per share in the third quarter of 1998, compared to a net loss of $155.6 million or 74 cents per share in the third quarter of 1997. The 1998 third quarter results include nonrecurring charges of $165.9 million ($187.9 million pretax) or 78 cents per share resulting from the review of carrying values of certain assets in the persistent low gold price environment and the impact of specific operational issues during the third quarter. The comparable 1997 quarter included after-tax nonrecurring charges of $145.1 million ($183.6 million pretax) or 69 cents per share. Excluding the effects of nonrecurring items, Homestake recorded a net loss of $16.3 million or 8 cents per share in the third quarter of 1998, compared to a net loss of $10.5 million or 5 cents per share in 1997.

Details of the $165.9 million ($187.9 million before taxes and minority interests) 1998 third quarter write-downs and other unusual charges are as follows:

o $111.1 million ($111.1 million pretax) charge for carrying value adjustments and additional remediation and related reclamation costs at the Homestake mine in South Dakota. This operation is continuing to implement a revised operating plan with the objective of reducing cash costs to $280 per ounce by the end of 1999. Due to continuing low gold prices, the Company will use a gold price of $325 per ounce for determining its gold reserves at the end of 1998. Based on estimated future cash flows, the Company does not expect to recover its remaining investment in property, plant and equipment at this mine. The total amount of the write-down was $76.1 million ($76.1 million pretax), thereby reducing the carrying value of the Homestake mine to zero. In addition, the Company has recorded a provision for estimated additional remediation and related reclamation costs of $35 million ($35 million pretax).

o $26.4 million ($38.4 million pretax) charge based on estimated future cash flows for property write-down, severance and other charges at the Mt Charlotte mine in Western Australia. Homestake and its joint venture partner Normandy Mining Limited are implementing a revised operating plan at the Mt Charlotte mine due to the downturn in economic performance and an accelerated level of ground movement. Mining will be restricted to low-risk areas of the mine until approximately the fourth quarter of 1999. Performance of the mine will be monitored during this time to determine whether the operation will continue beyond that point.

o $12.3 million ($19.9 million before taxes and minority interests) write-down of mineral properties and marketable securities related to Homestake's 81%-owned Lachlan Resources NL, which was acquired as part of the Plutonic Resources transaction in April 1998.

                   Homestake Mining Company and Subsidiaries


o $16.1 million ($18.5 million before taxes and minority interests) write-down of marketable securities and other miscellaneous charges and adjustments.

       During the three months ended September 30, 1997, the Company recorded write-downs and unusual charges of $145.1 million ($183.6 million pretax) as follows:

o       $84.9  million  ($107.8   million  pretax)   write-down  of  Homestake's
        investment in the Main Pass 299 sulfur mine.

o $18.2 million ($24.3 million pretax) reduction in the carrying values of resource assets.

o $21.5 million ($29.1 million pretax) increase in the estimated accrual for future reclamation expenditures.

o $14.7 million ($16.5 million pretax) write-down of certain mining investments.

o $5.8 million ($5.9 million pretax) in other charges, primarily foreign exchange losses on intercompany redeemable preferred stock.

       During the third quarter of 1998 the Company also recognized a net loss on its foreign currency protection program of $7.2 million ($16.8 million before taxes and minority interests) or 4 cents per share, primarily noncash mark-to-market adjustments, due to the continued decline of the Australian and Canadian dollars in relation to the United States dollar. During the 1997 third quarter, Homestake recorded a loss of $2.6 million ($4.2 million before taxes and minority interests) or 1 cent per share on its foreign currency protection program. Excluding the effects of nonrecurring items and the losses on the foreign currency protection program, Homestake recorded a net loss of $9.1 million, or 4 cents per share in the third quarter of 1998 compared to a net loss of $7.9 million or 4 cents per share in the third quarter of 1997, reflecting significantly lower gold prices, mostly offset by reduced operating costs.

       Gold production in the third quarter of 1998 was 630,700 ounces compared to 642,000 ounces produced during the corresponding period in 1997. This reduction primarily is due to lower production from the Homestake and the Mt Charlotte mines, partially offset by production from the new Ruby Hill mine and by an increase in production at the Eskay Creek mine. During the third quarter of 1998, sales of equivalent ounces of gold increased to 636,600 ounces from 623,200 ounces in the third quarter of 1997. However, gold and ore sales revenue decreased 8% to $187.4 million in the three months ended September 30, 1998 from $204 million in the corresponding prior year period due to a decline in the average realized price of gold. The Company's average realized price declined to $307 per equivalent ounce of gold in the third quarter of 1998 from $341 per equivalent ounce realized in the comparative 1997 period.

         Third quarter 1998 gold production in the United States decreased slightly to 168,200 ounces from 170,300 ounces during the corresponding 1997 period. The decrease primarily is due to reduced operations at the Homestake mine, partially offset by production from the new Ruby Hill mine. The Ruby Hill mine, which commenced commercial production effective January 1, 1998, produced 27,800 ounces in the third quarter of 1998 at a cash cost of $120 per ounce. The mine continues to exceed plan due to higher ore grades and higher recovery rates. At the Homestake mine, gold production during the third quarter of 1998 declined by 34% to 64,500 ounces compared to 97,000 ounces during the third quarter of 1997. The mine is still implementing a new underground mine plan with the objective of producing between 150,000 to 180,000 ounces of gold per year at a cash cost of $280 per ounce. The new mine plan will require an additional $30 million capital investment. The decision to proceed with the capital expenditure program will be made during the first half of 1999 based on the mine's performance during the remainder of 1998 and the first part of 1999. Mining at the Open Cut was completed in September and residual stockpiled material is now being processed. Cash costs decreased to $256 per ounce during the three months ended September 30, 1998 from $307 per ounce during the 1997 prior-year period, primarily due to lower production from the higher cost underground operation and an increase in the rate of processing the lower-cost Open Cut ore.

                   Homestake Mining Company and Subsidiaries


         The McLaughlin mine continues to process residual ore stockpiles. Gold production increased to 32,900 ounces in the 1998 third quarter from 31,200 ounces in the third quarter of the prior year due to increased mill throughput. A new ore stacking system commissioned in late 1997 has improved ore handling efficiencies, resulting in lower unit operating and maintenance costs. Cash costs have been reduced by 10% to $220 per ounce in the third quarter of 1998 from $243 per ounce in the third quarter of 1997. Homestake's share of production at the Round Mountain mine increased by 3,200 ounces during the third quarter of 1998 to 34,600 ounces from 31,400 ounces in the third quarter of 1997. The higher production primarily is due to production from the 8,000 tons-per-day mill which was commissioned in late 1997. The new mill, which was constructed to process higher-grade ores, produced 6,500 ounces (Homestake's share) during the quarter. Cash costs declined to $200 per ounce in the 1998 third quarter from $237 per ounce in the corresponding quarter of 1997 due to cost savings associated with the revised pit design implemented in late 1997. The new pit design incorporates a lower stripping ratio that has reduced unit costs and capital requirements and is expected to substantially improve earnings and cash flows over the life of the operation.

         Total foreign gold production during the third quarter of 1998 decreased slightly to 462,500 ounces from 471,700 ounces in the 1997 prior year period. The decrease in production primarily is due to a significant decrease in production from the Mt Charlotte mine at the Kalgoorlie operations in Australia, partially offset by an increase in production at the Eskay Creek mine in Canada. Production at the Eskay Creek mine increased to 121,900 gold equivalent ounces during the third quarter of 1998 from 105,400 gold equivalent ounces in the corresponding period of 1997. The increase in production is due to higher output from the mine, a lower silver-to-gold equivalency ratio, and the operation of the new gravity/flotation mill which was commissioned in December 1997. Cash costs (including third-party smelter costs) decreased to $138 per ounce in the third quarter of 1998 from $163 per ounce in last year's quarter. The substantial reduction in unit costs is attributable to the lower silver-to-gold equivalency ratio, improved economics with the new mill, and a decline in the Canadian/U.S. dollar exchange rate.

         Homestake's share of production at the Williams mine was 48,600 ounces of gold in the third quarter of 1998 compared to 51,200 ounces in the prior year's quarter. The reduced production was due to an expected decline in ore grade, partially offset by increased throughput. Cash costs were $211 per ounce during the third quarter of 1998 compared to $218 per ounce in the third quarter of 1997, primarily reflecting the lower Canadian/U.S. dollar exchange rate and reduced development expenditures, partially offset by the impact of the lower production. Homestake's share of production at the David Bell mine increased to 21,900 ounces at a cash cost of $176 per ounce compared to 17,700 ounces at a cash cost of $241 per ounce in the third quarter of 1997, primarily due to a 22% increase in ore grade. During the third quarter, Homestake and its joint venture partner, Teck Corporation, decided to suspend operation of the David Bell mill and process ore from both the Williams and David Bell mines at the Williams milling facility. Homestake expects to achieve significant cost savings by increasing the capacity and utilization of the lower cost Williams mill. Engineering for the Williams mill upgrade is underway and decommissioning of the David Bell mill is expected in the third quarter of 1999.

         Production from the Snip mine was 28,300 ounces at a cash cost of $173 per ounce for the three months ended September 30, 1998 compared to 31,200 ounces at a cash cost of $210 per ounce in the third quarter of 1997. The decline in production was expected and is attributable to lower throughput and grade as the operation approaches the end of its economic life. The operation is expected to complete mining and begin decommissioning of the facility by about April 30, 1999.

         Homestake's share of production from the combined operations at Kalgoorlie in Western Australia declined to 92,500 ounces in the third quarter of 1998 from 102,500 ounces during the similar period in 1997. In June 1998, structural cracks were detected in the SAG mill ring gear of the Fimiston mill. Rotation speed for the SAG mill has been reduced to minimize stress. A temporary replacement gear is being fabricated which will be available in January 1999. As a result, Homestake expects to maintain current rates of production through the end of 1998.

                   Homestake Mining Company and Subsidiaries


Under applicable insurance policies, KCGM is in the process of preparing property damage and business interruption insurance claims.

         On September 15, 1998 Homestake and its joint venture partner, Normandy Mining Limited, announced a revised operating plan at their jointly owned Mt Charlotte mine. The mine has experienced a downturn in economic performance and an increased level of ground movement. The Company's primary concern is that appropriate safety levels be maintained. The new plan provides for a restricted level of mining activity in low-risk areas of the mine until approximately the fourth quarter of 1999. Performance of the mine will be monitored to determine whether the operation will continue beyond that period. Cash costs for the combined Kalgoorlie operation decreased to $215 per ounce in the third quarter of 1998 from $242 per ounce during the comparable period in 1997 reflecting the weaker Australian dollar in relation to the U.S. dollar, partially offset by the lower production at the Mt Charlotte mine.

         Gold production at the Plutonic mine decreased to 67,100 ounces at a cash cost of $201 per ounce in the third quarter of 1998 compared to 72,400 ounces at a cash cost of $220 per ounce in the prior year's third quarter. Mill feed was 5% below levels achieved during the corresponding period in 1997 due to downtime associated with commissioning a new gas-fired plant that generates power for the operation. The ore grade was slightly below the corresponding period in 1997 due to processing additional low-grade stockpile material to compensate for lower than expected underground production. The reduction in cash costs per ounce is attributable to the decline in the Australian/U.S. dollar exchange rate. An intensive in-fill drilling and access development program is being conducted to provide adequate information for development of higher-grade ore lodes in the new Zone 124 area of the mine. The program is expected to continue through 1999, at which time the operation is expected to stabilize at an average production rate of about 260,000 ounces per year. Development drilling also continued from surface at Area 4, and preliminary design work is underway for the proposed Area 4 open pit.

         The Darlot/Centenary mine also has been conducting an intensive drilling and development program during the third quarter of 1998. Gold production increased to 22,700 ounces from 18,200 ounces during the third quarter of 1997. The improved performance is attributable to increased throughput and grade from underground orebodies within extensions of the original Darlot ore zones and initial mining in the new Centenary orebody. Cash costs decreased to $200 per ounce in the third quarter of 1998 from $292 per ounce in the third quarter of 1997 due to a 12% increase in ore grade and the decline in the Australian/U.S. dollar exchange rate. Production from the higher-grade Centenary ore body is expected to increase through 1999 while in-fill drilling and ore block development continues. During the third quarter of 1998, development was initiated on a second decline to the Centenary orebody to be used for haulage and additional ventilation.

         In the third quarter of 1998, the Lawlers mine produced 28,300 ounces at $162 per ounce of gold compared to 32,400 ounces at $219 per ounce during the third quarter of 1997. The decrease in production is due to a return to expected ore grades compared to unusually high grades mined in the Genesis pit during the third quarter of 1997, partially offset by an increase in tonnage processed during the third quarter of 1998. A second decline from the New Holland pit recently was commenced to access lower ore zones and a third decline is planned from the Genesis pit in early 1999.

         At the 80%-owned Mt Morgans mine, stockpiled ore was processed throughout the third quarter of 1998. Homestake's share of gold production totaled 11,900 ounces during the quarter compared to 19,100 in 1997. Cash costs during the third quarter decreased to $253 per ounce from $326 per ounce during the corresponding period in 1997. The cost reduction is attributable to a smaller workforce and reduced mining and maintenance expenses. Production is now expected to continue through November 1998.

                   Homestake Mining Company and Subsidiaries


         Homestake's share of gold production at the 66.7% owned Peak Hill operation was 5,700 ounces compared to 8,000 ounces during the corresponding period in 1997. Mining activity has ceased and the operation is processing remaining low-grade stockpiled material. Cash costs increased to $261 per ounce from $244 per ounce during the third quarter of 1997 due to the lower grades of ore processed. Recent treatment trials on stockpiles previously classified as sub-economic value have demonstrated the grades are economic at current gold prices. Consequently, production from Peak Hill is now expected to continue until September 1999.

         During the third quarter of 1998, the La Falda mine in Chile produced 10,700 gold ounces, equal to production levels during the corresponding period in 1997. Cash costs, however, declined to $203 per ounce from $231 per ounce in the third quarter of 1997. The reduced costs are attributable to higher ore grades.

         The Company's consolidated total cash costs per ounce decreased by 17% in the third quarter of 1998 to $195 per ounce from $236 per ounce during the third quarter of 1997. Approximately half of this decline is attributable to the lower Australian and Canadian dollar exchange rates.

         For the nine months ended September 30, 1998, the Company recorded a net loss of $219.7 million or $1.04 per share compared to a net loss of $172.2 million or 82 cents per share in 1997. The 1998 year-to-date net loss includes nonrecurring charges totaling $192.1 million or 91 cents per share including; $17.7 million ($20.7 million pretax) or 8 cents per share for business combination and integration costs related to the acquisition of Plutonic, $5.9 million ($8.9 million pretax) or 3 cents per share in restructuring costs at the Homestake mine, $2.6 million ($2.9 million pretax) or 2 cents per share for write-downs of exploration properties, and $165.9 million ($187.9 million pretax) or 78 cents per share for the third-quarter write-downs and unusual charges detailed above. The net loss for the nine months ended September 30, 1997 included net nonrecurring expenses amounting to $139.8 million ($172.3 million pretax) or 67 cents per share including; a gain of $47.2 million ($62.9 million pretax) or 22 cents per share from the breakup fee upon termination of Homestake's merger agreement with Santa Fe Pacific Gold Corporation, a gain of $8.1 million ($13.5 million pretax) or 4 cents per share from the sale of joint venture interests in two Canadian mining properties, a loss of $50 million ($65.1 million pretax) or 24 cents per share primarily related to the write-downs at the Mt Morgans mine and the Meekatharra exploration property, and the third quarter 1997 write-downs and unusual chares of $145.1 million ($183.6 million) or 69 cents per share as detailed above.

         Year-to-date revenues from gold and ore sales totaled $592.4 million during the first nine months of 1998 compared to $646.2 million in the comparable period of 1997, reflecting significantly lower average realized prices, partially offset by an increase in sales volumes. During the first nine months of 1998, 1,969,100 equivalent ounces of gold were sold at an average realized price of $313 per ounce compared to sales of 1,855,100 equivalent ounces of gold sold at an average realized price of $357 per ounce in the same period of 1997. The increased sales volumes are due to increases in production volumes and a reduction in finished goods inventories.

         The Company's share of revenues from the Main Pass 299 operations in the Gulf of Mexico declined to $5.1 million in the third quarter of 1998 from $6.3 million in the third quarter of 1997, and operating losses were $1.2 million during the third quarter of 1998 compared to losses of $0.4 million in the prior year third quarter. Sulfur sales in the third quarter of 1998 of 73,500 long tons approximated sales of 73,800 long tons for the same period of the prior year as lower production in the current year was supplemented with sales from inventories. However, the average realized sulfur price declined to $58 per ton during the 1998 third quarter compared to $60 per ton during the third quarter of the previous year. Oil sales also declined due to a 30% decline in production and a 37% decline in the average oil price per barrel. Year-to-date 1998 revenues from the Main Pass 299 operations decreased to $16.9 million compared to year-to-date 1997 revenues of $20.1 million, and year-to-date 1998 operating losses were $2.9 million compared to losses of $1.5 million for the year-to-date 1997 period. The 1998 results primarily

                   Homestake Mining Company and Subsidiaries


reflect lower oil prices and sales volumes, partially offset by lower sulfur depreciation charges following the September 30, 1997 write-down of the sulfur assets.

         In late September 1998, all Main Pass 299 drilling and production operations were shut down in response to significant adverse weather conditions caused by hurricane Georges. After three days of shutdown, the operator restarted production, which involved re-heating the portion of the sulfur deposit being produced prior to the shutdown. Nine previously producing sulfur wells will require re-drilling. As a result, production levels will decrease and unit production costs will increase for the fourth quarter of 1998 and possibly the first half of 1999 compared with the first nine months of 1998.

         Homestake's gold hedging policy provides for the use of forward sales contracts for up to 30% of expected annual gold production for each of the following ten year's at prices in excess of certain targeted prices, and the use of combinations of put and call option contracts to establish minimum floor prices while allowing participation in future increases in the price of gold.

         In 1997, Homestake entered into a series of U.S. dollar denominated put and call options which provide a floor price of $325 per ounce for 900,000 ounces of 1998 production while allowing for full participation in any increase in the price of gold above $336 per ounce. Gold sales for the three and nine months ended September 30, 1998 include 225,000 and 675,000 ounces, respectively, at an average price of $325 per ounce under this program. At September 30, 1998 the Company owned put options for 225,000 ounces of gold exercisable during the fourth quarter of 1998 at a price of $325 per ounce. The Company also had written call options outstanding for 225,000 ounces of gold exercisable during the fourth quarter of 1998 at a price of $325 per ounce and owned call options for 225,000 ounces of gold exercisable during 1998 at a price of $336 per ounce.

         At September 30, 1998 the Company also owned U.S. dollar denominated put options for 30,000 ounces of gold exercisable during 2000 at a price of $350 per ounce and had written U.S. dollar denominated call options outstanding for 15,000 ounces of gold exercisable during 2000 at an average price of $395 per ounce. At September 30, 1998 the Company also owned Australian dollar denominated put options for 240,000 ounces of gold exercisable in 1999 and 2000 (120,000 ounces each year) at an average price of $313 (A$523) per ounce and had written Australian dollar denominated call options for 240,000 ounces of gold exercisable in 1999 and 2000 (120,000 ounces each year) at an average price of $322 (A$528) per ounce.

         During the three and nine month periods ended September 30, 1998, the Company delivered or financially settled 30,000 and 90,000 ounces of its North American gold production at average prices of $401 and $399 per ounce, respectively, under U.S. dollar denominated forward sales contracts. During the three and nine month periods ended September 30, 1997 the Company delivered or financially settled 30,000 and 90,000 ounces of its North American gold production at average prices of $387 and $383 per ounce, respectively, under U.S. dollar denominated forward sales contracts. At September 30, 1998 the Company had committed 490,000 ounces of its future North American gold production for sale through the year 2003 at an average price of $440 per ounce under forward sales contracts.

         During the three and nine month periods ended September 30, 1998 the Company delivered or financially settled 30,000 and 208,000 ounces of its Australian gold production into Australian dollar denominated forward gold contracts at average prices of $315 and $336 per ounce, respectively. During the three and nine month periods ended September 30, 1997 the Company delivered 119,800 and 384,950 ounces of its Australian gold production into Australian dollar denominated forward gold contracts at average prices of $415 and $425 per ounce, respectively. During June 1998, the Company closed out and financially settled one million ounces of its Australian dollar-denominated forward gold contracts. The gain of $5 million realized on this arrangement was deferred and is being recorded in income as the originally designated production is sold. At September 30, 1998 the Company had remaining commitments

                   Homestake Mining Company and Subsidiaries


for 300,000 ounces of its future Australian dollar denominated forward gold contracts at an average price of $323 (A$540) per ounce.

         The Company's hedging activities increased revenues by approximately $12 million and $39 million in the three and nine month periods ended September 30, 1998, respectively, and by approximately $13 million and $42 million in the three and nine month periods ended September 30, 1997, respectively. The estimated liquidation value of the Company's gold hedging position at September 30, 1998 was approximately $57.4 million.

         In February 1998, Prime adopted a gold and silver hedging policy which provides for the use of forward sales contracts for up to 40% of each of the following five year's expected annual gold and silver production at prices in excess of certain targeted prices. At September 30, 1998 Prime had sold forward approximately 7.2 million ounces of silver during the period 1999 through 2001 at an average price of $6.28 per ounce. The estimated liquidation value of the Company's silver hedging position at September 30, 1998 was approximately $5.3 million.

         A significant portion of the Company's operating expenses is incurred in Australian and Canadian currencies. The Company's profitability is impacted by fluctuations in these currencies' exchange rates relative to the United States dollar. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which establish trading ranges within which the United States dollar may be exchanged for Australian and Canadian dollars. At September 30, 1998 the Company had a recorded net unrealized loss of $36 million on open contracts under this program.

Other income for the nine months ended September 30, 1998 includes foreign currency exchange losses of $43.6 million and gains on sales of Rabbi Trust investments of $4.7 million. Other income in 1997 includes a $13.5 million gain on sale of the George Lake/Back River joint venture interests, a $10.4 million gain on cancellation of an option to acquire 19.9% of Great Central Mines Limited, and net foreign currency exchange losses of $12.8 million.

Depreciation, depletion and amortization expense decreased to $33.6 million in the third quarter of 1998 compared to $41.1 million during the 1997 third quarter reflecting lower gold production along with reduced depreciation charges following the asset write-downs recorded during 1997.

Exploration expense for the three and nine month periods ended September 30, 1998 was $16.4 million and $38.2 million, respectively, compared to $20.2 million and $50.3 million of the respective three and nine month periods ended September 30, 1997. The Company expects to spend approximately $58 million during 1998 on exploration projects, of which 50% is expected to be spent in Australia and 30% in North America. Homestake plans to continue to focus on its best prospects, particularly the Australian properties recently acquired by Homestake through its acquisition of Plutonic and the immediate vicinity of the Eskay Creek mine.

Income and mining tax expense: During the nine month period ended September 30, 1998 the Company recorded a $13 million benefit compared to a $3.3 million benefit recorded during the nine month period ended September 30, 1997. Included in the 1998 benefit was $14.6 million relating to a reduction in prior years' income tax accruals for certain contingencies that now have been resolved. During the first nine months of 1998, the consolidated effective tax rate was 5.6%, reflecting the geographic mix of pretax income and losses. Excluding the above noted tax benefit, benefits related to losses incurred in the United States and Australia were more than offset by tax expense recorded with respect to the Canadian earnings, no tax benefit being recorded on acquisition costs and other nondeductible expenses, and an increase in valuation allowances on United States deferred tax assets. Based on current projections of United States source income, Homestake does not expect to realize a benefit from these future tax deductions. The Company's consolidated effective income and mining tax rate will fluctuate depending on the geographical mix of pretax income.

                   Homestake Mining Company and Subsidiaries


Minority interests in the income of consolidated subsidiaries decreased during the first nine months of 1998 to $0.9 million from $6.2 million during the first nine months of 1997. The decrease in minority interests primarily is attributable to the write-down of mineral properties and marketable securities of Lachlan Resources NL.


         The following chart details Homestake's gold production and total cash costs per ounce by location, and consolidated revenue and production costs per ounce.

                                   Production
                              (Ounces in thousands)

                                                      Three Months Ended                    Nine Months Ended
                                                        September 30,                         September 30,
Mine (Percentage interest)                              1998              1997                1998              1997
                                                -------------------------------      --------------------------------

Homestake (100)                                         64.5              97.0               210.9             301.3
Ruby Hill (100)                                         27.8                 -                88.8                 -
McLaughlin (100)                                        32.9              31.2                97.8              93.7
Round Mountain (25)                                     34.6              31.4               104.1              92.0
Pinson (50)                                              3.2               6.3                14.1              18.9
Marigold (33)                                            5.2               4.4                17.4              18.7
                                                -------------     -------------      --------------     -------------
    Total United States                                168.2             170.3               533.1             524.6

Eskay Creek (100) (1)                                  121.9             105.4               393.0             300.9
Williams (50)                                           48.6              51.2               144.2             145.4
David Bell (50)                                         21.9              17.7                63.0              61.5
Quarter Claim (25)                                       2.9               2.9                 8.5               8.5
Snip (100) (2)                                          28.3              31.2                78.8              90.7
                                                -------------     -------------      --------------     -------------
     Total Canada                                      223.6             208.4               687.5             607.0

Kalgoorlie (50)                                         92.5             102.5               291.4             317.8
Plutonic (100)                                          67.1              72.4               179.1             207.4
Darlot/Centenary (100)                                  22.7              18.2                53.0              47.7
Lawlers (100)                                           28.3              32.4                90.7              60.6
Mt Morgans (80)                                         11.9              19.1                46.5              55.7
Peak Hill (67)                                           5.7               8.0                18.3              26.4
                                                -------------     -------------      --------------     -------------
     Total Australia                                   228.2             252.6               679.0             715.6

Agua de la Falda, Chile (100)                           10.7              10.7                34.4              19.0

                                                -------------     -------------      --------------------------------
Total Production (3)                                   630.7             642.0             1,934.0           1,879.2
Less Minority Interests                                (79.5)            (72.6)             (250.0)           (202.7)
                                                -------------     -------------      --------------     -------------
Homestake's Share                                      551.2             569.4             1,684.0           1,676.5
                                                =============     =============      ==============     =============


                   Homestake Mining Company and Subsidiaries


                                Total Cash Costs
                               (Dollars per ounce)

                                                         Three Months Ended                    Nine Months Ended
                                                            September 30,                         September 30,
Mine (Percentage interest)                              1998              1997                1998              1997
                                                -------------------------------      --------------------------------
United States
     Homestake (100)                                    $256              $307                $252              $318
     Ruby Hill (100)                                     120                 -                 125                 -
     McLaughlin (100)                                    220               243                 217               247
     Round Mountain (25)                                 200               237                 200               225
     Pinson (50)                                         607               344                 425               343
     Marigold (33)                                       282               316                 262               260

Canada
     Eskay Creek (100) (4)                               138               163                 130               162
     Williams (50)                                       211               218                 221               240
     David Bell (50)                                     176               241                 195               214
     Quarter Claim (25)                                  162               172                 167               173
     Snip (100) (4)                                      173               210                 199               210

Australia
     Kalgoorlie (50)                                     215               242                 232               265
     Plutonic (100)                                      201               220                 235               235
     Darlot/Centenary (100)                              200               292                 264               310
     Lawlers (100)                                       162               219                 185               228
     Mt Morgans (80)                                     253               326                 234               366
     Peak Hill (67)                                      261               244                 273               245

Chile
     Agua de la Falda (100)                              203               231                 202               219
                                                -------------     -------------      --------------     -------------

Weighted Average                                        $195              $236                $203              $249
                                                =============     =============      ==============     =============


                                                         Three Months Ended                    Nine Months Ended
                                                             September 30,                         September 30,
Per Ounce of Gold                                       1998              1997                1998              1997
                                                -------------------------------      --------------------------------

Revenue                                                 $307              $341                $313              $357
                                                ===============================      ================================

Per Ounce Costs
Cash Operating Costs (5)                                $191              $233                $199              $246
Other Cash Costs (6)                                       4                 3                   4                 3
                                                -------------------------------      --------------------------------
     Total Cash Costs                                    195               236                 203               249
Noncash Costs  (7)                                        53                61                  55                60
                                                ===============================      ================================
     Total Production Costs                             $248              $297                $258              $309
                                                ===============================      ================================






                   Homestake Mining Company and Subsidiaries

(1) Ounces produced are expressed on a gold equivalent basis and include 70,900 (63,100 in 1997) ounces of gold and 2.8 million (3.1 million in 1997) ounces of silver contained in ore and concentrates sold to smelters in the third quarter, and 214,300 (174,000 in 1997) ounces of gold and 9.1 million (9.1 million in 1997) ounces of silver contained in ore and concentrates sold to smelters in the year-to-date period.

(2)  Includes ounces of gold contained in dore and concentrates.

(3) Includes 12,500 ounces of gold produced at the Bellevue project in Western Australia and 500 ounces produced at the El Hueso mine in Chile during the 1997 year-to-date period.

(4) For comparison purposes, total cash costs per ounce include estimated third-party costs incurred by smelter owners and others to produce marketable gold and silver.

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

                  Homestake Mining Companies and Subsidiaries


                         LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operations totaled $105.1 million during the first nine months of 1998 compared to $112.7 million during the first nine months of 1997. Cash provided by operations during the 1997 nine-month period includes the termination fee received from Santa Fe upon termination of Homestake's merger agreement with Santa Fe, partially offset by $62 million in payments for income and mining taxes, primarily payments made in the first quarter of 1997 related to Prime's 1996 taxable income. Payments for income and mining taxes of $18.8 million (net) were made during the first nine months of 1998. Working capital at September 30, 1998 amounted to $284 million, including $309 million in cash and equivalents and short-term investments.

         Capital additions of $54.3 million for the first nine months of 1998 compare to additions of $166.6 million for the first nine months of 1997. Capital additions during 1998 include $11.2 million and $8.3 million primarily for underground development work at the Plutonic and Darlot/Centenary mines, respectively, $7 million primarily for development at the Kalgoorlie operations, and $6.5 million primarily for new shops and other facilities at the Round Mountain mine. The balance of 1998 capital expenditures primarily relate to productivity improvement projects and sustaining capital at the Company's other operating mines. Capital additions in 1997 include $50.7 million for construction and development work at the Ruby Hill mine, $37.5 million primarily for underground development and a new gas-fired power station at the Plutonic mine, $12.5 million at the Round Mountain mine primarily for a new mill to process the higher-grade sulfide ore, $12.5 million for development work at the Darlot/Centenary mine, $10.2 million primarily for a tailings dam lift and improvements in the underground operations at the Homestake mine, and $11.7 million at the Kalgoorlie operations primarily for a decline from surface and a ventilation raise at the Mt Charlotte mine.

         In July 1998, the Company entered into a new United States/Canadian/Australian cross-border credit facility providing a total availability of $430 million. The new facility replaced the Company's $275 million cross-border credit facility and Plutonic's A$400 million syndicated credit facility, both of which were cancelled. Borrowings by Plutonic and HGAL under the prior credit facilities were repaid using the new facility. Borrowings outstanding at September 30, 1998 include borrowings of $94.6 million by Plutonic and $44.9 million by HGAL under this credit facility. The new facility is available through July 14, 2003 and provides for borrowings in United States, Canadian, or Australian dollars, or gold, or a combination of these. Under the new facility, the Company pays a commitment fee ranging from 0.15% to 0.35% per annum, depending upon rating agencies' ratings for the Company's senior debt, on the unused portion of this facility. The new credit agreement requires a minimum consolidated net worth, as defined in the agreement (primarily shareholders' equity plus the amount of all noncash write-downs made after December 31, 1997), of $500 million. Interest on the HGAL and Plutonic Australian dollar borrowings under the new facility is payable quarterly and is based on the Australian Bank Bill Swap Rate plus a margin of up to 1.125%. At September 30, 1998 the interest rate was 6.22%.

         In March 1997, the Company reduced its annual dividend rate to 10 cents per share from 20 cents per share. In May 1998, the Company paid a semi-annual dividend of 5 cents per share and in September 1998, the Company declared a semi-annual dividend of 5 cents per share payable November 18, 1998 to shareholders of record at the close of business on October 30, 1998.

         In April 1997, the Company filed with the Securities and Exchange Commission a shelf registration statement for the potential sale of up to 20 million shares of common stock. The proceeds from any such offering would be available for general corporate purposes, which could include capital expenditures, repayment of debt, and future acquisitions, which have the potential to add to the Company's gold reserves and future gold production.

                   Homestake Mining Company and Subsidiaries


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

         In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. SFAS 133 is effective for fiscal years beginning after June 15, 1999 but earlier adoption is permitted. The Company believes that under SFAS 133, changes in unrealized gains and losses on Homestake's foreign currency contracts will qualify for deferral accounting and be recorded in Other Comprehensive Income. However, there are many complexities to this new standard and the Company currently is evaluating the impact that SFAS 133 will have on reported operating results and financial position and has not yet determined that impact or when it will adopt SFAS 133.

         Future results will be impacted by such factors as the market price of gold and silver, the Company's ability to expand its ore reserves, and fluctuations of foreign currency exchange rates. The Company believes that the combination of cash, short-term investments, available lines of credit and future cash flows from operations will be sufficient to meet normal operating requirements, planned capital expenditures, and anticipated dividends.


Year 2000 Compliance

         The Company has completed a review of its computer-based information systems and has developed a plan to ensure all of these systems will be Year 2000 compliant. With the exception of the financial systems the Company acquired as part of the recent acquisition of Plutonic, Year 2000 compliant upgrades for the Company's core financial systems will be installed and tested by the end of 1998. The Plutonic financial systems, and all other Company information systems hardware and software will be brought into compliance by mid-1999.

         The Company currently is in the process of identifying all microprocessor-controlled devices, including process-monitoring systems, in use at its operating locations to determine whether they are Year 2000 compliant. The identification phase is due to be completed by April 1999. The Company will upgrade systems and/or develop contingency plans based on this review. In addition, the Company is monitoring similar Year 2000 related activities at its joint venture operations where it is not the operator. A Year 2000 related microprocessor problem that is not identified or remedied at an operating location potentially could result in a short-term production disruption at that location.

         The Company's total expenditures for the above Year 2000 activities are expected to be approximately $1.5 million and should not adversely impact other information system initiatives. Year 2000 expenditures to date total approximately $750,000.

         The Company currently is surveying all major suppliers and customers to assess their Year 2000 compliance and, where practical, will make specific contingency plans based on the results of this survey. The first phase of this survey is scheduled to be completed by December

                   Homestake Mining Company and Subsidiaries



31, 1998. The greatest risk to the Company in this regard would be in the supply of power and/or water to certain of its operating locations. A disruption in the supply of either of these utilities could significantly hamper or curtail production at an operating location until the service was restored. A disruption in the supply of other services or supplies at an operating location potentially could result in a short-term production disruption at that location.

         The Company's principal customers are major financial institutions. Because of government mandated Year 2000 compliance programs in this industry, the Company expects that their core financial operating systems will be Year 2000 compliant, and that there will be no significant disruption in the Company's ability to sell its gold production.

         Homestake will develop contingency plans if and when determined necessary based on its compliance efforts.

         The foregoing Year 2000 disclosures are based on Homestake's current expectations, estimates and projections. Because of uncertainties, the actual effects of the Year 2000 issues on Homestake may be different from the Company's current assessment. Factors, many of which are outside the control of the Company, that could affect Homestake's ability to be Year 2000 compliant by the end of 1999 include the failure of customers, suppliers, governmental entities and others to achieve compliance, and Homestake's inability or failure to identify all critical Year 2000 issues or to develop appropriate contingency plans for all Year 2000 issues that ultimately may arise.


Prime Resources Group Inc.

         On September 11, 1998 Prime and Homestake announced that, subject to requisite shareholder approvals, they had reached an agreement (the "Arrangement") for Homestake's acquisition of the 49.4% of Prime held by the public. Under the terms of the Arrangement, Prime shareholders will have the choice of receiving 0.74 Homestake common shares or 0.74 Homestake Canada Inc. ("HCI") exchangeable shares for each Prime share held by them. Each HCI exchangeable share would be exchangeable for one Homestake common share at any time at the option of the holder, and will have dividend and voting rights essentially equivalent to those of one Homestake common share.

         The transaction is to be structured as an arrangement under the British Columbia Companies Act. Completion of the Arrangement is subject to approval by the British Columbia Supreme Court and by Prime shareholders, and the Homestake shareholders must vote to adopt a Restated Certificate of Incorporation that, among other things, authorizes the Homestake capital stock necessary to effect the Arrangement. A total of 75% of all Prime shares represented at its shareholders' meeting, including the Prime shares owned by HCI, must approve the transaction. In addition, the Arrangement must be approved by two-thirds of the Prime shares present and voting on the Arrangement, excluding shares voted by HCI and certain affiliates. Both Prime and Homestake have scheduled Special Meetings of Stockholders for December 1, 1998.

         The Arrangement would result in the issuance of a total of 27.8 million Homestake common and HCI exchangeable shares in exchange for the 37.6 million Prime shares held by the minority shareholders of Prime.

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

                   Homestake Mining Company and Subsidiaries


Item 6.


(a)      Exhibits                                                                  Method of Filing


         10.2   First Amendment to the Credit Agreement                            Filed herewith
                                                                                   electronically

         10.3   Second Amendment to the Credit Agreement                           Filed herewith
                                                                                   electronically

         11     Computation of Earnings Per Share                                  Filed herewith
                                                                                   electronically

         27     Financial Data Schedule                                            Filed herewith
                                                                                   electronically




(b)      Reports on Form 8-K


         The report on Form 8-K dated October 2, 1998 was submitted in order to file press releases announcing the following: (a) revised exchange ratio for the Homestake acquisition of the minority interests in Prime Resources Inc. (b) reduction of operations at Mt Charlotte mine and (c) Homestake's estimated nonrecurring charges against 1998 third quarter operating results. Also included in the October 2, 1998 filing was the Bylaws, as amended through September 25, 1998 and the announcement of Gerhard Ammann becoming a new member of the Registrant's Board of Directors.

                   Homestake Mining Company and Subsidiaries



                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                              HOMESTAKE MINING COMPANY









Date:  November  13, 1998                   By /s/ David W. Peat
       ------------------                      -----------------
                                               David W. Peat
                                               Vice President and Controller
                                               (Chief Accounting Officer)