Form 10-K
period 1998-12-31
HOMESTAKE MINING CO /DE/
filed 1999-03-22
CIK 743872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
     (Mark One)
       [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock* held by non-affiliates of the registrant was approximately $1,624,000,000 as of March 15, 1999.

The number of shares of common stock outstanding as of March 15, 1999 was 239,198,876.*

      *Includes 8,099,210 Homestake Canada Inc. exchangeable shares that may be exchanged at any time for Homestake common stock on a one-to-one basis.

                      Documents Incorporated by Reference:
Specified sections of Homestake Mining Company's 1998 Annual Report to Shareholders, as described herein, are incorporated by reference in Parts I and II of this Form 10-K. The definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, is incorporated by reference in Part III of this Form 10-K.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

                                     PART I

                                ITEM - 1 BUSINESS

                                  INTRODUCTION

         Homestake Mining Company ("Homestake" or "the Company") is a Delaware corporation incorporated in 1983 as the parent holding company of Homestake Mining Company of California ("Homestake California"), which has been engaged in the gold mining business since 1877. Homestake California was founded to develop the Homestake mine discovered in the Black Hills of the Dakota Territory in 1876. Homestake is one of the largest North American-based gold mining companies with current annual production of approximately 2.3 million gold equivalent ounces and reserves of approximately 20.8 million gold equivalent ounces at December 31, 1998. Homestake's operations include mineral exploration, extraction, processing and refining. Gold bullion is Homestake's principal product. Ore and concentrates containing gold and silver from the Eskay Creek and Snip mines are sold directly to smelters. Homestake has significant operations in the United States, Canada and Australia. Homestake also has operations in Chile. Homestake is engaged in active exploration projects in the United States, Canada, Australia, Eastern Europe, Argentina, Brazil, Chile and the Andean region of South America.

         In 1975, Homestake made its initial investment in the Kalgoorlie gold district of Western Australia (known as the Golden Mile) when Homestake Gold of Australia Limited ("HGAL") acquired a 48% interest in the Kalgoorlie Mining Associates ("KMA") partnership. In 1987, Homestake sold 20% of its shares of HGAL to the public. In 1989, HGAL increased its interest in KMA to 50% and acquired a 50% interest in adjacent joint ventures and properties. In late 1995 and early 1996, Homestake acquired the HGAL shares held by the public.

         In 1989, Homestake joined with two partners in the development of a major sulfur discovery, Main Pass 299, in the Gulf of Mexico.

         In 1992, Homestake acquired International Corona Corporation, a large Canadian gold producer, subsequently renamed Homestake Canada Inc. ("HCI"). As a result of that transaction, Homestake acquired its 50% interests in the Williams and David Bell mines and also acquired interests in Prime Resources Group Inc. ("Prime") and Stikine Resources Limited ("Stikine"), the owners of the Eskay Creek property. Prime and Stikine were subsequently combined and, through HCI, Homestake owned 50.6% of Prime. In December 1998, Homestake acquired the 49.4% of the Prime shares held by the public and subsequently, Prime was amalgamated with HCI.

         In April 1998, Homestake acquired Plutonic Resources Limited ("Plutonic"), the third largest Australian gold mining company. As a result of that transaction, Homestake acquired five operating mines in Western Australia and a large number of exploration tenement holdings, principally in Western Australia where some of the most significant gold discoveries in Australia have taken place over the past 20 years. Homestake is now the second largest gold mining company in Australia.

                     SIGNIFICANT 1998 AND 1999 DEVELOPMENTS

         Effective January 1, 1998, the Ruby Hill mine in Nevada commenced commercial production. The total capital cost of the mine, including the prestripping of the overlying alluvium, was approximately $64.7 million. The operation utilizes conventional open-pit mining methods and heap leaching. High-grade ore is ground in a ball mill, leached and filtered, and then combined with crushed low-grade ore in a rotating agglomeration drum prior to being placed on the leach pad. The mine's feasibility study estimated that the mine would produce an average of 105,000 ounces of gold per year over its six-year life at a total cash cost of approximately $140 per ounce. During 1998, the mine produced 116,500 ounces of gold at a total cash cost of $122 per ounce.

         Effective January 1, 1998, commercial production commenced at the new Eskay Creek gravity and flotation mill. The total capital cost of the mill was approximately $12 million. The mill produces a flotation concentrate, which is sold to a Canadian smelter, and a gravity concentrate, which is shipped to a Canadian refinery. The mill has improved the profitability of certain Eskay Creek ore that would have otherwise been shipped directly to third-party smelters and allows processing of other lower-grade ore that previously was not economic. Mill recoveries in 1998 were approximately 89% for both gold and silver, net of third-party smelter payables. During 1998, a total of 61,385 tons of ore were milled with an average grade of 1.24 ounces per ton of gold and 36.4 ounces per ton of silver. Net of third-party smelter payables, the mill produced 68,997 ounces of gold and 2 million ounces of silver in 1998.

         In January 1998, the Company began a major restructuring of underground operations at the Homestake mine in order to reduce operating costs. To most effectively implement the new operating plan, Homestake suspended underground mining while it completed the final details of the plan and readied the underground mine to begin operating on the restructured basis. During the shutdown period, the mill processed ore from the Open Cut at an accelerated rate. Underground crews commenced returning to work on a phased basis at the end of March 1998. The underground work force now is approximately 40% of the size of the underground work force prior to the shutdown. As a result of the temporary suspension and reduced workforce, the Company recorded a pretax charge of $8.9 million. Mining in the Open Cut ceased in September 1998 and the processing of remaining Open Cut stockpiles will be completed during the second quarter of 1999. Milling and other surface operations also are being reduced to accommodate the reduced size of the operations. The new mine plan involves closing parts of the mine and concentrating on substantially fewer production levels in order to reduce continuing infrastructure and other operating costs. The new plan is designed to improve the grade of ore recovered through the increased use of mechanized cut-and-fill mining methods. Following an additional capital investment of approximately $30 million, the new plan contemplates annual gold production of 150,000 to 180,000 ounces of gold at a cash cost of $280 per ounce. The decision to proceed with the capital expenditure program will be made during the first half of 1999.

         During 1998, the new mill at the Round Mountain mine completed its first full year of operation. The 8,000 ton-per-day mill, which treats higher-grade non-oxide ore, was completed in the fourth quarter of 1997 at a total cost of $62 million (Homestake's share, $16 million). The mill, which processed approximately 2,885,000 tons in 1998, recovers more than 80% of the gold contained in non-oxide ores by employing gravity concentration and cyanide leaching.

         Following the completion of Homestake's acquisition of Plutonic, Plutonic's office in Sydney was closed and administrative functions were moved to Homestake's office in Perth.

Homestake's and Plutonic's principal exploration functions also were consolidated in a single office in Perth. During 1998, mining operations were completed at Plutonic's 80%-owned Mt Morgans mine and 66.7%-owned Peak Hill mine. Processing of lower-grade stockpiles continued at the Mt Morgans mine until November 1998 and is expected to continue at the Peak Hill mine until October 1999. Homestake is continuing active exploration in the vicinity of these properties.

         On July 1, 1998, a gold royalty became payable to the State of Western Australia at a rate of 1.25% on the realized value of gold produced, increasing to 2.5% on July 1, 2000. Realized value is based on the spot price of gold. During the period July 1, 2000 through June 30, 2005, the royalty rate will be reduced to 1.25% during calendar quarters when the spot gold price is less than A$450 per ounce.

         On September 15, 1998 Homestake and its 50% joint venture partner, Normandy Mining Limited ("Normandy"), announced a revised operating plan at their jointly-owned Mt Charlotte mine. The mine has experienced a downturn in economic performance and an accelerated level of ground movement. The new plan provides for a restricted level of mining in low-risk areas of the mine. Homestake recorded a pretax charge of $38 million for severance, unrecovered capital and other costs related to the operation, reducing Homestake's carrying value for the Mt Charlotte mine to zero.

         Due to continuing low gold prices, Homestake used a gold price of $325 per ounce for determining its gold reserves at the end of 1998. On that basis, Homestake does not expect to recover its remaining investment in property, plant and equipment at the Homestake mine. Accordingly, the Company recorded a pretax write-down of approximately $76 million, reducing the carrying value of the mine to zero. In addition, Homestake recorded a provision for estimated environmental and reclamation costs related to historic mining in and around the Homestake mine properties of $35 million. These adjustments will have no impact on the effort to reduce cash production costs at the Homestake mine to $280 per ounce.

         During 1998, Homestake also reduced the carrying values of other mining properties by approximately $27 million before tax, including approximately $19 million related to Lachlan Resources NL ("Lachlan"), an 81%-owned subsidiary of the Company acquired as part of the Plutonic acquisition.

         On December 3, 1998 Homestake completed the acquisition of the 49.4% of Prime it did not already own. Under the Plan of Arrangement, Prime shareholders had the option of receiving 0.74 of a Homestake common share or 0.74 of an HCI exchangeable share for each Prime share. Each HCI exchangeable share is exchangeable for one Homestake common share at any time at the option of the holder and has essentially the same voting, dividend (payable in Canadian dollars), and other rights as a Homestake common share. A share of special voting stock was issued to Montreal Trust Company of Canada, in trust for the holders of the HCI exchangeable share, and provides the mechanism for holders of HCI exchangeable shares to receive voting rights in Homestake.

         In January 1999, Homestake and Normandy announced that they had reached agreement to progressively assume mining operations from the current open-pit mining contractor over the next 12 months. Homestake's share of the total cost of the conversion project, including the mining fleet acquisition, is estimated to be $33.6 million. Once full conversion to owner mining is completed, Homestake expects Super Pit mining costs to be reduced by approximately $26 per ounce.

         In January 1999, Homestake announced that due to continuing low gold prices and ongoing production shortfalls, the Pinson mine was being placed on care and maintenance. Homestake recorded a charge of approximately $2.6 million at December 31, 1998 to write off its 50% share of the remaining carrying value of the Pinson mine assets and record its share of reclamation and other closure expenses. Both Homestake and its joint-venture partner Barrick Gold Corporation ("Barrick") intend to continue exploration activities within the Pinson minesite and adjoining area.

         On March 8, 1999, Homestake and Argentina Gold Corp. ("Argentina Gold") announced a definitive agreement for Homestake to acquire the Vancouver-based Argentina Gold for approximately US$200 million in Homestake common stock. Argentina Gold's principal asset is its 60% interest in the Veladero property located in northwest Argentina along the El Indio gold belt. Under the terms of the agreement, Argentina Gold shareholders will receive 0.545 shares of Homestake common stock for each share of Argentina Gold common stock. Homestake will issue a total of approximately 21 million common shares to acquire all of the shares of Argentina Gold. The transaction will be accounted for as a pooling of interests. Homestake and Argentina Gold have agreed to complete the acquisition as a Plan of Arrangement under the Canada Business Corporations Act. Completion of the transaction is subject to approval by the Argentina Gold shareholders, the British Columbia Supreme Court and further due diligence. The transaction is expected to close by April 30, 1999.

                                GLOSSARY OF TERMS

         See "GLOSSARY AND INFORMATION ON RESERVES" beginning on page 51 for definitions of terms used in the following discussion.


                                 GOLD OPERATIONS

         The following tables present a statistical summary of the Company's gold operations for 1998 and 1997.

                       This Page Intentionally Left Blank.

                                    --------------------------------------------------------------------------------------------
                                                    GOLD PRODUCTION                         PRODUCTION COSTS PER OUNCE (1)
                                    ----------------------------------------------  --------------------------------------------
                                       Tons
                          Interest  Processed    Grade     Recovery     Ounces          Operating        Other
                              %     (millions)  (oz/ton)     (%)       Produced          Cash (c)       Cash (d)     Noncash (e)
                          --------------------------------------------------------  --------------------------------------------
1998
United States
    Homestake                   100    2.1       0.141        95          277,401          $244            $ 5           $ 46
    Ruby Hill                   100    1.3       0.098        90          116,500           115              7            119
    McLaughlin                  100    2.8       0.077        58          128,680           213              6            127
    Round Mountain (3)           25   11.6       0.016        71          127,625           207             13             56
    Pinson (4)                   50    0.9       0.038        83           17,287           436             10             39
    Marigold (4)                 33    1.1       0.027        96           23,979           214             21             30

Canada
    Eskay Creek (5,6)           100    0.2       3.195        95          504,780           130              3             36
    Williams                     50    1.4       0.152        95          195,220           211              6             37
    David Bell (7)               50    0.2       0.355        96           91,167           191              9             40
    Snip (5)                    100    0.2       0.693        92           99,283           205              -            142

Australia
    Kalgoorlie                   50    6.2       0.071        89          390,186           228              1             49
    Plutonic                    100    3.2       0.089        89          255,456           224              2             66
    Darlot                      100    0.7       0.111        95           77,502           248              2             32
    Lawlers                     100    0.6       0.208        96          126,403           179              2             25
    Mt Morgans                   80    0.8       0.074        82           52,350           211              2             26
    Peak Hill                    67    0.5       0.052        97           23,803           279              1             27
    Other Projects                -      -           -         -                -             -              -              -

Chile
    Agua de la Falda (8)         51    0.2       0.216        72           24,119           198              -             89
                                                                     --------------   -------------------------------------------
Total Production                                                        2,531,741          $198             $4            $56
                                                                                      ===========================================
Minority Interests (10)                                                  (273,452)
                                                                     -------------
Homestake's Share
   of Gold Production                                                   2,258,289
                                                                     =============
Eskay Creek - Silver





                                     -------------------------------------------------------------------
                                                 RESERVES (a)                 MINERALIZED MATERIAL (b)
                                     ------------------------------------  -----------------------------
                                                                Contained
                           Interest        Tons       Grade      Ounces         Tons         Grade
                              %        (millions)    (oz/ton) (thousands)    (millions)     (oz/ton)
                                     ------------------------------------  -----------------------------
1998 (continued)
United States
    Homestake                100           11.1       0.216       2,401          12.1       0.259
    Ruby Hill                100            5.1       0.109         553           7.3       0.072
    McLaughlin               100           10.9       0.057         626             -           -
    Round Mountain (3)        25           89.6       0.018       1,594          27.1       0.015
    Pinson (4)                50              -           -           -           3.1       0.057
    Marigold (4)              33            6.4       0.033         213             -           -

Canada
    Eskay Creek (5,6)        100            1.6       1.683       2,611           0.5       0.448
    Williams                  50           15.0       0.148       2,216           4.1       0.118
    David Bell (7)            50            2.4       0.303         711           0.3       0.109
    Snip (5)                 100            0.1       0.662          44             -       0.667

Australia
    Kalgoorlie                50           85.3       0.067       5,720         120.1       0.075
    Plutonic                 100            9.3       0.073         677          23.2       0.181
    Darlot                   100            9.0       0.154       1,393           4.1       0.130
    Lawlers                  100            1.0       0.117         119           3.7       0.145
    Mt Morgans                80              -           -           -           4.2       0.096
    Peak Hill                 67            0.4       0.046          19             -           -
    Other Projects             -              -           -           -          10.6       0.077

Chile
    Agua de la Falda (8)      51            0.3       0.185          63           8.5       0.169
                                     -----------            ------------  ------------
Total Production                          247.5                  18,960         228.9
                                     ===========            ============  ============
Minority Interests (10)

Homestake's Share
    of Gold Production
                                     ------------------------------------------------------------------
Eskay Creek - Silver                        1.6        72.7     112,816           0.5        11.7
                                     ------------------------------------------------------------------

Notes:
1 Homestake reports per ounce production costs in accordance with the "Gold Institute Production Cost Standard."
2 The Ruby Hill mine commenced commercial production effective January 1, 1998. Costs associated with gold produced during 1997 have been excluded from cost per ounce calculations.
3    Recovery relates to the reusable pad at the Round Mountain mine.
4    Recovery relates to ore milled at the Pinson and Marigold mines.
5 The Eskay Creek and Snip mines were owned 100% by Prime Resources Group Inc. ("Prime"). On December 3, 1998 Homestake acquired the 49.4% of Prime which it did not already own and subsequently, Prime was amalgamated with HCI. The ownership interests and production amounts shown are Homestake's consolidated interests without reduction for minority interests. Production amounts include ounces contained in ore and concentrates sold to smelters. Reserves and mineralized material at December 31, 1997 are Homestake's interest after reduction for the 49.4% minority interests in Prime.
6 Gold and silver are accounted for as co-products at Eskay Creek. Silver production is converted into gold equivalent using the ratio of the gold market price to the silver market price. For the years ended December 31, 1998 and 1997, the ratio was 52.6 and 68.2 ounces of silver equals one ounce of gold, respectively. Reserves and mineralized material relate to gold only. Silver reserves and mineralized material are shown at the bottom of the chart.
7 Ounces produced include 11,331 ounces of gold production from the Quarter Claim in both 1998 and 1997. Reserves include a 25% net profits interests in Quarter Claim.
8 Production, reserves, and mineralized material represent Homestake's 51% interest in Agua de la Falda.
9 Includes 14,441 ounces and 507 ounces of gold produced at the Bellevue project in Western Australia and at the El Hueso mine in Chile during 1997, respectively.
10 Represents minority interests' 49.4% share of Prime's production in 1997 and from January to November 1998.

(a), (b), (c), (d) and (e) see "Definitions" on  pages 9 and 10.


                           --------------------------------------------------------------------------------------------------
                                                       GOLD PRODUCTION                      PRODUCTION COSTS PER OUNCE (1)
                                      ---------------------------------------------------------------------------------------
                                          Tons
                            Interest   Processed     Grade     Recovery      Ounces          Operating     Other
                               %      (millions)   (oz/ton)       (%)       Produced         Cash (c)      Cash (d)    Noncash (e)
                           ------------------------------------------------------------- ------------------------------------

1997
United States
    Homestake                     100     2.6        0.163        94            397,299         $306         $ 4        $ 47
    Ruby Hill (2)                 100     0.3          -           -             16,629            -           -           -
    McLaughlin                    100     2.7        0.075        58            118,491          247           7         120
    Round Mountain (3)             25    12.1        0.015        75            119,959          210          16          49
    Pinson (4)                     50     0.6        0.046        86             25,829          334          10          54
    Marigold (4)                   33     0.9        0.028        95             24,547          239          28          34

Canada
    Eskay Creek (5,6)             100     0.1        3.661        95            417,303          155           2          35
    Williams                       50     1.3        0.160        95            201,098          222           7          40
    David Bell (7)                 50     0.3        0.397        96            101,313          184          10          45
    Snip (5)                      100     0.2        0.780        92            115,644          213           -         115

Australia
    Kalgoorlie                     50     6.6        0.072        89            425,914          259           -          55
    Plutonic                      100     3.4        0.094        88            274,608          234           -          70
    Darlot                        100     0.6        0.114        95             65,153          320           -          29
    Lawlers                       100     0.5        0.178        96             87,481          260           -          25
    Mt Morgans                     80     0.8        0.093        88             73,588          374           6          85
    Peak Hill                      67     0.5        0.069        97             33,104          269           -         151
    Other Projects                  -       -            -         -                  -            -           -           -

Chile
    Agua de la Falda (8)           51     0.1        0.172        65             16,023          213           -          82

                                                                          -------------- ------------------------------------

Total Production (9)                                                           2,528,931         $242          $4         $57
                                                                                         ====================================
Minority Interests (10)                                                         (263,276)
                                                                          --------------
Homestake's Share
    of Gold Production                                                        2,265,655
                                                                          ==============

Eskay Creek - Silver




                             ---------------------------------------------------------  ---------------------------
                                                        RESERVES (a)                     MINERALIZED MATERIAL (b)
                                        ----------------------------------------------  ---------------------------
                                                                          Contained
                               Interest        Tons             Grade       Ounces          Tons         Grade
                                  %         (millions)        (oz/ton)   (thousands)     (millions)    (oz/ton)
                             ---------------------------------------------------------  ---------------------------
1997 (continued)
United States
    Homestake                       100          13.6          0.205          2,786          18.5        0.170
    Ruby Hill (2)                   100           7.0          0.098            687           7.2        0.073
    McLaughlin                      100          13.9          0.061            845             -            -
    Round Mountain (3)               25         100.3          0.018          1,759          35.6        0.016
    Pinson (4)                       50           0.9          0.073             65             -            -
    Marigold (4)                     33           5.1          0.033            168             -            -

Canada
    Eskay Creek (5,6)               100           0.8          1.693          1,281           0.2        0.587
    Williams                         50          16.5          0.150          2,465           4.1        0.119
    David Bell (7)                   50           2.6          0.312            804             -            -
    Snip (5)                        100           0.1          0.678             80             -        0.751

Australia
    Kalgoorlie                       50          89.7          0.066          5,924         102.6        0.071
    Plutonic                        100           5.2          0.108            567          26.7        0.222
    Darlot                          100           9.4          0.163          1,556           4.0        0.123
    Lawlers                         100           1.9          0.134            252           3.8        0.117
    Mt Morgans                       80           3.8          0.023             91             -            -
    Peak Hill                        67           0.5          0.044             24             -            -
    Other Projects                    -             -              -              -           6.6        0.105

Chile
    Agua de la Falda (8)             51           0.7          0.167            110           7.7        0.160
                                           -------------                  ------------  ------------
Total Production (9)                            272.0                        19,464         217.0
                                           =============                  ============  ============
Minority Interests (10)
Homestake's Share
  of Gold Production

                             ---------------------------------------------------------------------------------------
Eskay Creek - Silver                              0.8           78.3         59,208           0.2         12.0
                             ---------------------------------------------------------------------------------------

Definitions:
a A proven and probable reserve is that part of a mineral deposit which could be extracted or produced economically and legally at the time of the reserve determination.
b Mineralized material is gold-bearing material that has been physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation. While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material has established geologic continuity, but cannot be classified in the reserves category until final technical, economic and legal factors have been determined and the project containing the material has been approved for development.
c Operating cash costs are costs directly related to the physical activities of producing gold; includes mining, milling, third-party smelting, and in-mine drilling expenditures that are related to production.
d Other cash costs are costs that are not directly related to, but may result from, gold production; includes production taxes and royalties.
e Noncash costs are costs that typically are accounted for ratably over the life of an operation; includes depreciation, depletion and final reclamation. Noncash costs do not include amortization of additions to property resulting from SFAS 109 deferred tax purchase accounting adjustments, as these additions did not involve any economic resources of the Company.


1,2,3,4,5,6,7,8,9 and 10 see "Notes" on pages 7 and 8.

UNITED STATES

         Homestake conducts operations at the Homestake mine in the Black Hills of South Dakota, at the Ruby Hill mine in north central Nevada, and at the McLaughlin mine in northern California. In addition, Homestake owns a 25% interest in the Round Mountain mine in central Nevada and a 33.3% interest and a 50% interest in the Marigold and Pinson mines, respectively, both located in north central Nevada. The Company's principal exploration office is in Reno, Nevada.

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

         The Homestake mine is comprised of underground mining operations, an ore processing plant, final product refinery, a wastewater treatment plant, and tailings disposal facilities. Open-pit (the "Open Cut") mining was completed in September 1998 and the processing of remaining Open Cut stockpiles will be completed during the second quarter of 1999.

          The underground mine is serviced by two 5,000-foot vertical shafts from the surface connecting with internal shafts which provide hoisting and services to the 8,000-foot level. Ore from underground is hoisted to the surface, crushed and transported to the nearby processing plant. Stockpiled ore from the Open Cut is crushed and transported more than a mile to the processing plant by an enclosed conveyor. The 7,400 tons-per-day ("TPD") capacity processing plant recovers gold through a combination of gravity, carbon-in-pulp ("CIP") and vat leaching processes. Recycled process water is pumped through a series of carbon columns to recover residual gold in solution. Process tails are used for underground fill or are deposited in a tailings impoundment facility three miles from the plant.

         As underground mining has progressed into the lower levels of the Homestake mine, the remaining higher-grade ore deposits have become narrower, less continuous and more difficult to mine, resulting in higher costs. In January 1998, the Company began a major restructuring of underground operations at the Homestake mine in order to reduce operating costs. To most effectively implement the new operating plan, Homestake suspended underground mining while it completed the final details of the plan and readied the underground mine to begin operating on the restructured basis. During the shutdown period, the mill processed ore from the Open Cut at an accelerated rate.

         The new mine plan, which included a workforce reduction of 450 employees, involves closing parts of the mine and concentrating on substantially fewer production levels in order to reduce continuing infrastructure and other operating costs. The new plan is designed to improve the grade of ore recovered through the increased use of mechanized cut-and-fill mining methods. Following an additional capital investment of approximately $30 million, the new plan contemplates annual gold production of 150,000 to 180,000 ounces of gold at a cash cost of $280 per ounce. The decision to proceed with the capital expenditure program will be made during the first half of 1999. During the fourth quarter of 1998, the underground mine produced 39,170 ounces at a total cash cost of $302 per ounce.

         Planned capital expenditures during 1999 total approximately $12.7 million, including $6.8 million for the purchase of new mobile equipment for the underground mining operations. The remaining capital primarily is for completion of a tailings dam lift and electrical upgrades. The first phase of a major tailings dam lift expansion commenced in 1996. Construction of an interim raise of eleven feet was completed in 1997 at a cost of approximately $11.8 million, and construction of an additional nine-foot lift will be completed in 1999 at a cost of approximately $3 million. The expansion will provide tailings storage capacity sufficient to hold projected mining activity for approximately 5 years. Facilities and equipment at this operation generally are in good operating condition, but the basic mine and major facilities have been in service for many years and are less efficient than mines and facilities developed more recently.

         Untreated water for use in the mine's facilities is obtained from local watersheds under Homestake mine water rights and potable water is purchased from the Lead-Deadwood Sanitation District. Approximately 84% of electric power consumption is purchased under contract from Black Hills Corporation and the remainder is provided by Homestake-owned hydroelectric facilities.

         On October 2, 1998, Homestake announced that it would use an assumed price of $325 per ounce for determining its gold reserves at the end of 1998. On that basis Homestake did not expect to recover its remaining investment in property, plant, and equipment at the Homestake mine. Accordingly, the Company recorded a pretax write-down of approximately $76 million, reducing the carrying value of the mine to zero at September 30, 1998. In addition, Homestake recorded a provision for estimated environmental and reclamation costs related to historic mining in and around the Homestake mine properties of $35 million. These adjustments will have no impact on the effort to reduce cash production costs at the Homestake mine to $280 per ounce.

         Hourly employees at the Homestake mine are represented by the United Steel Workers of America. A new five-year contract was signed in May 1998.

         During 1998, the mine operated in compliance with its environmental permits, except that in May, the mine had a reportable spill into Whitewood Creek that resulted from a failure in the sand backfill system. As a result of this spill and a spill in 1997, the Company paid a total of $200,000 in fines and penalties in 1998. The Homestake mine is under no regulatory orders of any kind mandating specific environmental expenditures.

         No royalties are payable on production from the Homestake mine. The state of South Dakota imposes a severance tax of 10% of net profits from the sale of gold produced in the state, plus $4 per ounce of gold sold when the price of gold is $499 per ounce or less, increasing by $1 per ounce for each $100 increment or part thereof in excess of $499 per ounce.

                                     Geology

         The Homestake mine is the largest known iron formation hosted gold deposit. In its 123-year life, the mine has produced in excess of 39 million ounces of gold. The Homestake gold deposit is Proterozoic in age (approximately
1.9 billion years). Mineralization generally is stratabound within the Homestake Formation, which is a quartz-veined, sulfide-rich sedimentary sequence that has been complexly deformed by tight folding, faulting, and shearing. Ten southeast-plunging fold structures, locally called ledges, have produced gold ore over a vertical extent of more than 8,000 feet.

                    Year-end Proven and Probable Ore Reserves

                                                                           1998                     1997
                                                                      ----------------         ---------------
         Underground:
              Tons of ore (000)                                                10,528                  11,900
              Ounces of gold per ton                                            0.224                   0.220
              Contained ounces of gold (000)                                    2,360                   2,620

         Open Cut:
              Tons of ore (000)                                                   590                   1,674
              Ounces of gold per ton                                            0.070                   0.099
              Contained ounces of gold (000)                                       41                     166

         Total:
              Tons of ore (000)                                                11,118                  13,574
              Ounces of gold per ton                                            0.216                   0.205
              Contained ounces of gold (000)                                    2,401                   2,786

                                 Operating Data

                                                                           1998                     1997
                                                                      ----------------         ---------------
         Production Statistics:
              Tons of ore mined (000):
                  Underground                                                     495                   1,359
                  Open Cut                                                        691                   1,894
              Ore grade mined (oz. gold/ton):
                  Underground                                                   0.221                   0.195
                  Open Cut                                                      0.124                   0.123
              Open Cut stripping ratio (waste:ore)                              1.5:1                   2.3:1
              Tons of ore milled (000)                                          2,075                   2,578
              Mill feed ore grade (oz. gold/ton)                                0.141                   0.163
              Mill recovery (%)                                                    95                      94
              Gold recovered (000 ozs.)                                           277                     397

         Cost per Ounce of Gold Produced:
              Cash operating costs                                               $244                    $306
              Other cash costs                                                      5                       4
              Noncash costs                                                        46                      47
                                                                      ----------------         ---------------
              Total production costs                                             $295                    $357

Ruby Hill Mine

         The Ruby Hill mine is located one mile northwest of Eureka, Nevada. Homestake owns 100% of the operation. Access to the property is by a 1.5-mile gravel road from U.S. Highway 50.

         The Ruby Hill properties consist of approximately 24,831 acres, of which 23,386 acres are unpatented mining claims and 1,445 acres are privately owned.

         Exploration activities on the Ruby Hill properties have resulted in the discovery of several mineralized zones. A positive feasibility study on the West Archimedes deposit was completed during 1995, and construction of a mine, heap-leach pad and a milling facility commenced in

February 1997 and was completed in December 1997. The total capital cost of the Ruby Hill mine, including the prestripping of the overlying alluvium, was approximately $64.7 million.

         The operation utilizes conventional open-pit mining methods and heap leaching. High-grade ore is ground in a ball mill, leached and filtered, and then combined with crushed low-grade ore in a rotating agglomeration drum prior to being placed on the leach pad. The feasibility study estimated that the mine would produce an average of 105,000 ounces of gold per year over its six-year life at a total cash cost of approximately $140 per ounce. The mine commenced commercial production effective January 1, 1998 and produced 116,500 ounces in 1998 at a total cash cost of $122 per ounce and a total cost of $241 per ounce.

         Water is obtained from on-site wells and power is purchased from Mount Wheeler Power Company.

         During  1998,  the  mine  operated  in  compliance   with  all  of  its
environmental permits.

         A production royalty of 3% of net smelter returns is payable on production over 500,000 ounces of gold.

                                     Geology

         The West Archimedes gold mineralization is hosted primarily within brecciated jasperoid and decalcified limestones of the uppermost Goodwin and Antelope Valley units of the Ordovician Pogonip Group. The micron-size gold is finely disseminated and the ore body is entirely oxidized. Exploration and delineation drilling are continuing on several surface targets within the Ruby Hill claim block.

                    Year-end Proven and Probable Ore Reserves

                                                                           1998                     1997
                                                                      ----------------         ---------------
         Tons of ore (000)                                                      5,082                   7,028
         Ounces of gold per ton                                                 0.109                   0.098
         Contained ounces of gold (000)                                           553                     687

                                 Operating Data

                                                                           1998
                                                                      ----------------
         Production Statistics:
              Tons of ore mined (000)                                           1,153
              Stripping ratio (waste:ore)                                       7.5:1
              Tons of ore leached (000)                                         1,324
              Ore grade leached (oz. gold/ton)                                  0.098
              Recovery (%)                                                         90
              Gold recovered (000 ozs.)                                           117

         Cost per Ounce of Gold Produced:
              Cash operating costs                                               $115
              Other cash costs                                                      7
              Noncash costs                                                       119
                                                                      ----------------
              Total production costs                                             $241

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

         Mining was completed in June 1996 and ore now is sourced exclusively from lower-grade stockpiles, which were built up over the life of the mine. The autoclave and flotation circuits were decommissioned following the completion of processing of high-grade ores. The plant now operates as a direct-cyanidation circuit utilizing cyanide leaching followed by CIP circuits, pressure stripping and electrowinning. Total mill capacity is approximately 8,000 TPD. In 1998, the embankment at the tailings impoundment was raised, increasing the impoundment's capacity to allow for the treatment of all ore remaining in the stockpiles. Facilities are modern and in good operating condition.

         The majority of process water is recycled from the tailings pond. Additional water is obtained from the Company's reservoir in Yolo County, which has approximately four years of storage capacity. Electric power is purchased under interruptible tariff from Pacific Gas and Electric Company.

         Gold production, which is expected to continue through approximately 2002, has declined significantly over the last 3 years due to the completion of mining and exhaustion of high-grade ores. Processing costs also have declined significantly due to the shutdown of the higher-cost autoclave and flotation circuits, allowing economic treatment of the lower-grade stockpiled ore. Production at the McLaughlin mine totaled 128,680 ounces in 1998 at a cash cost of $219 per ounce compared to 118,491 ounces at a cash cost of $254 per ounce during 1997. The decrease in cash costs per ounce during 1998 is due to higher grades and cost containment measures. Production is expected to decrease and cash costs per ounce are expected to increase during 1999, as the higher-grade portion of the remaining stockpiles will be consumed by mid-1999.

         During 1996, Homestake entered into long-term gold hedging contracts to ensure recovery of the remaining investment and to cover remaining reclamation costs.

         During  1998,  the  mine  operated  in  compliance   with  all  of  its
environmental permits.

         McLaughlin mine royalties are equivalent to approximately 2% of revenues.

                    Year-end Proven and Probable Ore Reserves

                                                                           1998                     1997
                                                                      ----------------         ---------------
         Stockpiled:
              Tons of ore (000)                                                10,934                  13,908
              Ounces of gold per ton                                            0.057                   0.061
              Contained ounces of gold (000)                                      626                     845


                                 Operating Data
                                                                           1998                     1997
                                                                      ----------------         ---------------


         Production Statistics:
              Tons of ore milled (000)                                          2,839                   2,719
              Mill feed ore grade (oz. gold/ton)                                0.077                   0.075
              Mill recovery (%)                                                    58                      58
              Gold recovered (000 ozs.)                                           129                     118

         Cost per Ounce of Gold Produced:
              Cash operating costs                                               $213                    $247
              Other cash costs                                                      6                       7
              Noncash costs                                                       127                     120
                                                                      ----------------        ----------------
              Total production costs                                             $346                    $374


Round Mountain Mine

         The Round Mountain gold mine is an open-pit mining operation located 60 miles north of Tonopah in Nye County, Nevada. Homestake owns a 25% interest in the mine. Echo Bay Mines Ltd. owns a 50% interest and is the operator. The remaining 25% interest is owned by Case, Pomeroy & Company, Inc. The mine has been in operation since 1977.

         The Round Mountain property position consists of contiguous patented and unpatented mining claims covering approximately 27,500 acres. Patents have been filed for additional lode claims to cover all the current reserves in the ultimate pit. The issuance of the patents is currently pending government review.

         The open-pit mining operation employs three 28-yard electric mining shovels, a 22-yard hydraulic mining shovel, and twenty-one 150-ton, thirteen 190-ton and nine 85-ton haul trucks. Gold is recovered through four independent recovery operations. These include crushed ore leaching (reusable pad), run-of-mine ore leaching (dedicated pad), milling of higher-grade nonoxidized ore, and the gravity concentration circuit.

         Heap leaching on a reusable pad is used to recover gold from oxide ores above a cut-off grade of 0.018 ounce per ton. Ore is crushed to less than 3/4 inches at a rate of up to 30,000 tons per day and conveyed to two parallel 1.5 million square foot asphalt reusable leach pads. This ore is leached for approximately 100 days, rinsed, removed and placed on the dedicated leach pad and releached. In 1998, 18,950 tons of ore per day were processed on the reusable heap leach pad, compared to 26,600 tons per day in 1997. Reusable pad volume varies with ore release, which is determined by the phases of the pit being mined.

         Lower grade ore (down to a cut-off grade of 0.006 ounce per ton for oxidized ores) and ore removed from the reusable leach pad is transported directly to a dedicated run-of-mine leach pad at a rate which averaged 101,900 tons per day in 1998, compared to 108,000 tons per day in 1997. Ore is placed in 50-foot thick layers for leaching. After completion of an initial leaching cycle of approximately 100 days, additional layers of ore are placed until the heap reaches an ultimate height of 300 feet. The dedicated leach pad is constructed in phases, as capacity is needed. The existing dedicated leach pad covers approximately 16.4 million square feet and has a capacity of approximately 131 million tons. Current mining rates consume nearly three to four million square feet of dedicated leach pad per year.

         Construction of an 8,000 ton-per-day mill to treat higher-grade nonoxide ore was completed in the fourth quarter of 1997, at a total cost of $62 million (Homestake's share, $16 million). The mill processed approximately 2,885,000 tons in 1998, its first full year of operation. The facility recovers more than 80% of the gold contained in nonoxidized ores by employing gravity concentration and cyanide leaching.

         Gravity concentration only is applied to very high-grade ore containing coarse gold. A 500 ton-per-day gravity recovery circuit processes ore from several small flat-lying narrow, but very high-grade veins within the Round Mountain ore body. Homestake's share of gravity circuit production is expected to be 7,500 ounces of gold in 1999. Gravity circuit tails are sent to the mill for further cleaning and disposal.

         Ore and waste rock was mined at a rate of approximately 195,600 tons per day in 1998 compared to 197,000 tons per day in 1997. The slight decrease in ore from the pit was offset by 35 million tons of reusable pad tails, which were hauled to dedicated pads for releaching.

         Homestake's share of total 1998 gold production from the Round Mountain mine was 127,625 ounces at a total cash cost of $220 per ounce, compared to 119,959 ounces at a total cash cost of $226 in 1997. The higher 1998 production is a result of higher-grade reusable pad offloads placed on the dedicated pad and higher ore grades in the mill. In 1999, the Round Mountain mine is expected to produce slightly less gold compared to 1998 due to the amount of ore available as a result of the mining plan.

         In 1998, the joint venture partners initiated an expanded exploration program in the vicinity of the mine to add new reserves to the current mine life. Three exploration targets have been given priority. Initial drill results from two targets were encouraging enough to warrant additional follow-up drilling. Permits have been filed to drill a third target.

         Water is supplied from joint-venture-owned wells on the property and from water reclaimed from tailings dams. Power is purchased under contract from Sierra Pacific Power Company.

         During 1998, the mine had six spills of leach solutions. None of the contamination escaped from the property. The contaminated soil was removed and placed on the leach pad. Measures have been taken to prevent further spills. Otherwise, during 1998 the mine operated in compliance with all of its environmental permits.

         All Round Mountain mine production is subject to a royalty determined by a complex formula based on the price of gold. The royalties range from approximately 3.5% of gold revenues at prices of $320 per ounce of gold to approximately 6.4% of gold revenues at prices of $440 per ounce of gold or more. During 1998, the royalties averaged 3.5% of revenues.

         Homestake has a 25% share of the following amounts:

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                           1998                     1997
                                                                      ----------------         ---------------
         Tons of ore (000)                                                    358,597                 401,325
         Ounces of gold per ton                                                 0.018                   0.018
         Contained ounces of gold (000)                                         6,375                   7,037



                           Operating Data (100% Basis)

                                                                           1998                     1997
                                                                      ----------------         ---------------
         Production Statistics:
              Tons of ore mined (000)                                          22,920                  32,726
              Stripping ratio (waste:ore)                                       2.1:1                   1.2:1
              Tons of ore crushed (000)                                         6,999                   9,757
              Tons of ore processed (000)                                      46,510                  48,496
              Weighted average ore grade
                   placed on the pads (oz. gold/ton)                            0.016                   0.015
              Leach recovery - reusable pads (%)                                   71                      75
              Gold recovered (000 ozs.)                                           511                     480

         Homestake's Cost per Ounce of Gold Produced:
              Cash operating costs                                               $207                    $210
              Other cash costs                                                     13                      16
              Noncash costs                                                        56                      49
                                                                      ----------------         ---------------
              Total production costs                                             $276                    $275

Pinson Mine

         The Pinson open-pit gold mine is located in Humboldt County approximately 30 miles northeast of Winnemucca, Nevada. Homestake has a 50% interest in the Pinson Partnership and is the operator of the Pinson mine. Barrick owns the remaining interest. The mine began operation in 1981.

         In January 1999, due to continuing low gold prices and ongoing production shortfalls, the Pinson mine was placed on care and maintenance. Mining operations ceased and 46 employees were terminated. Ore processing operations will continue for an indefinite period of time with the remaining 18 employees. As a result, Homestake recorded a charge of approximately $2.6 million at December 31, 1998 to write off its 50% share of the remaining carrying value of the Pinson mine assets and record its share of reclamation and other closure expenses.

         The Pinson properties consist of approximately 36,615 acres of which 11,511 acres are held under leases. The remaining land is comprised of 21,800 acres of unpatented mining claims and 3,303 acres of primarily fee lands. Access to the property is by paved and gravel roads.

         Total material mined averaged 29,223 TPD in 1998. The mine has both heap-leaching and conventional milling facilities for treatment of ore. The mill has a rated capacity of 1,550 tons per day using both carbon-in-pulp and carbon-in-leach methods. Due to low gold prices, milling of ore was suspended in February 1998. Since that time, all ore has been heap-leached. The facilities are in good condition.

         Water is supplied from on-site wells and power is purchased from Sierra Pacific Power Company.

         During  1998,  the  mine  operated  in  compliance   with  all  of  its
environmental permits.

         Production royalties averaging 3.5% of net smelter returns are currently payable on the principal producing areas of the property. Overall, the underlying property ownership is complex, requiring special arrangements with respect to the commingling of ore from various locations.

         Homestake's share of production from the Pinson mine was 17,287 ounces of gold in 1998 compared to 25,829 ounces in 1997.

         During 1998, Homestake and Barrick spent a total of $3.6 million to explore for high-grade mineralized zones at depth at Pinson. This exploration program will continue during 1999 at a similar expenditure level.

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

         Homestake has a 50% share of the following amounts:

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                           1998                     1997
                                                                      ----------------         ---------------
         Tons of ore (000)                                                          -                   1,783
         Ounces of gold per ton                                                     -                   0.073
         Contained ounces of gold (000)                                             -                     131

                           Operating Data (100% Basis)

                                                                           1998                     1997
                                                                      ----------------         ---------------
         Production Statistics:
              Tons of ore mined (000)                                           1,705                   1,263
              Stripping ratio (waste:ore)                                       5.3:1                   8.2:1
              Tons of ore milled (000)                                             76                     550
              Ore grade milled (oz. gold/ton)                                   0.072                   0.076
              Mill recovery (%)                                                    83                      86
              Tons of ore leached (000)                                         1,628                     712
              Ore grade leached (oz. gold/ton)                                  0.037                   0.023
              Gold recovered (000 ozs.)                                            35                      52

         Homestake's Cost per Ounce of Gold Produced:
              Cash operating costs                                               $436                    $334
              Other cash costs                                                     10                      10
              Noncash costs                                                        39                      54
                                                                      ----------------         ---------------
              Total production costs                                             $485                    $398

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

         Mining is conducted by conventional open-pit methods. Ore is processed by heap leaching and milling methods. Mill-grade ore is stockpiled and periodically processed through the mill to maximize gold recovery. Milling operations are intermittent. Mine facilities are in good condition.

         During 1998, a pipeline was installed to supply water to the Marigold mine at no cost from a nearby pit-dewatering operation. Backup water supply is from on-site wells. Power is purchased from Sierra Pacific Power Company.

         During 1998, the mine operated in compliance with all its environmental permits.

         Production royalties are paid to two leaseholders in amounts of 7% of net smelter returns and 3.5% of net profits, respectively.

                                     Geology

         Gold mineralization at the Marigold mine is hosted largely in the Permian Antler Formation and the Ordovician Valmy Formation and is associated with broad bands of silicification and local decalcification. Both stratigraphy and structure control the geometry of the mineralized zones. The ore bodies are sediment-hosted, disseminated deposits of micron-size gold, and are entirely oxidized.

         Homestake has a 33.3% share of the following amounts:

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                           1998                     1997
                                                                      ----------------         ---------------
         Tons of ore (000)                                                     19,120                  15,288
         Ounces of gold per ton                                                 0.033                   0.033
         Contained ounces of gold (000)                                           639                     504




                           Operating Data (100% Basis)

                                                                           1998                     1997
                                                                      ----------------         ---------------

         Production Statistics:
              Tons of ore mined (000)                                           3,191                   2,583
              Stripping ratio (waste:ore)                                       2.4:1                   3.3:1
              Tons of ore milled (000)                                            368                     387
              Ore grade milled (oz. gold/ton)                                   0.086                   0.082
              Mill recovery (%)                                                    96                      95
              Tons of ore leached (000)                                         2,834                   2,290
              Ore grade leached (oz. gold/ton)                                  0.019                   0.019
              Gold recovered (000 ozs.)                                            72                      74

         Homestake's Cost per Ounce of Gold Produced:
              Cash operating costs                                               $214                    $239
              Other cash costs                                                     21                      28
              Noncash costs                                                        30                      34
                                                                      ----------------         ---------------
              Total production costs                                             $265                    $301


CANADA

         Homestake conducts operations at the Eskay Creek and Snip mines in northwestern British Columbia. Homestake also has a 50% interest in the Williams and David Bell mines in the Hemlo Gold Camp in Ontario and a 25% net profits interest in the Quarter Claim adjacent to the David Bell mine. See "SEE SIGNIFICANT 1999 AND 1998 DEVELOPMENTS" beginning on page 3 for information regarding Homestake's acquisition of Prime.

         Homestake conducts exploration and investigates mineral acquisition and development opportunities throughout Canada. Canadian activities are managed from an office in Vancouver, British Columbia.

Eskay Creek Mine

         Homestake owns 100% of the Eskay Creek gold/silver mine, located in northwestern British Columbia approximately 50 air miles north of Stewart, British Columbia. Access is by 38 miles of privately owned single-lane gravel road. A local company provides road maintenance and snow removal services under contract. The Eskay Creek mine commenced operations in 1995.

         The Eskay Creek property consists of five mining leases, 12 mineral claims and various other mineral and surface rights comprising approximately 4,630 acres. The leases have remaining terms of approximately 22 to 26 years, subject to renewal rights.

         The mine is an underground operation accessible through three surface portals. Mining is conducted by a mining contractor using equipment owned by Homestake. The mine utilizes a drift-and-fill mining method with cemented rock backfill. Higher-grade ore is crushed and blended in a facility located at the minesite prior to shipment and sale to third-party smelters for final processing. Some high-grade and lower-grade ore is sent to an on-site gravity and flotation mill for further processing and concentration. Concentrates produced by the mill are sent to third-party smelters and refineries for final processing. Mine waste rock and tailings from the mill are disposed of underwater in a nearby barren lake. The mine and facilities and the equipment are new and in good condition. Eskay Creek personnel work rotations of two-weeks-on and two-weeks-off.

         In November 1997, Homestake completed construction of the Eskay Creek gravity and flotation mill at a cost of $12 million. Commercial production from the mill commenced January 1, 1998. The mill produces a flotation concentrate, which is sold to a Canadian smelter, and a gravity concentrate, which is shipped to a Canadian refinery. The mill has improved the profitability of certain Eskay Creek ore that would have otherwise been shipped directly to third-party smelters and allows processing of other lower-grade ore that previously was not economic. Mill recoveries in 1998 were approximately 89% for both gold and silver, net of third-party smelter payables. During 1998, a total of 61,385 tons of ore were milled with an average grade of 1.24 ounces per ton of gold and 36.4 ounces per ton of silver. Net of third-party smelter payables, the mill produced 68,997 ounces of gold and 2 million ounces of silver.

         Two long-term ore sale contracts with smelters in Japan and Quebec provide for combined ore sales of 99,200 tons annually, with options to increase sales to 132,300 tons, subject to mutual agreement with the smelters. Ore and concentrates are trucked by a contractor 164 miles to Stewart for shipment to Japan or 224 miles to Kitwanga, British Columbia for shipment to Quebec. A contract loading facility for ships at Stewart handles ore shipments destined for Japan and a company-owned loading facility is utilized at the railhead in Kitwanga for shipments of ore and concentrate to Quebec.

         Water is supplied from the Eskay and Argillite Creeks and power is produced on-site by diesel generators.

         The mine produced approximately 445 tons of ore per day in 1998 and 333 tons of ore per day in 1997. Based on existing reserves and current operating plans, the mine has a projected remaining life of approximately ten years.

         Following a successful 1998 exploration program, the Eskay Creek mine's proven and probable ore reserves increased by approximately 383,000 ounces of gold and 7.2 million ounces of silver at December 31, 1998 (before considering 1998 production).

         During 1998, there were three occasions where water effluent permit levels were exceeded. Each incident was reported and corrective action was taken immediately. There was also one ore spill when a trailer overturned on the Eskay road. This incident was reported and cleaned up. No citations have been issued and none are expected. With these exceptions, the mine operated in compliance with all environmental permits in 1998.

         The mine is subject to a 1% net smelter royalty, with the exception of a small portion of the ore body, which is subject to a 2% net smelter royalty.

         Production at the Eskay Creek mine, consisting of payable gold and gold equivalent in ore and concentrates sold, increased to 504,780 equivalent ounces of gold during 1998 from 417,303 equivalent ounces in 1997. Cash costs per equivalent ounce, including third-party smelter costs, decreased to $133 during 1998 from $157 per equivalent ounce during 1997. The increase in 1998 production primarily is due to production from the new gravity/flotation mill and the effect of a lower gold/silver equivalency. Cash costs per equivalent ounce declined in 1998 due to the lower-cost production from the mill and the weaker Canadian dollar.

         There are aboriginal claims relating to areas of British Columbia and other parts of Canada, including a claim by the Tahltan Nation to the area which includes the Eskay Creek mine. The nature and extent and validity of such claims have not been determined. The mine has entered into several service contracts with the Tahltan Nation Development Corporation, and approximately 35% of the employees at the mine are members of the Tahltan Nation. Homestake believes that its relations with aboriginal groups, including the Tahltan Nation, are excellent. Homestake does not believe that aboriginal claims at Eskay Creek will have any material adverse effect. However, future exploration for and development of new mines in Canada could be slowed and could be adversely affected, depending on future legal developments in this area. The extent of any such effect, if any, is not known. (See "RISK FACTORS" beginning on page 61.)

                                     Geology

         The Eskay Creek ore body is a precious metal-enriched volcanogenic massive sulfide deposit that occurs in association with volcanics of the Jurassic-aged (141 to 195 million years) Hazelton Group. Eskay Creek mineralization is generally stratabound and occurs in a contact mudstone and breccia bounded below by a rhyolite flow-dome complex and overlain by volcanic rocks in the west limb of a north-plunging fold. Sphalerite, pyrite, galena and tetrahedrite are the most abundant ore minerals. Native gold occurs as mostly microscopic particles located between sulfide grains, in fractures within sulfide grains, or locked in pyrite. Gold also occurs in volcanic rocks beneath the contact mudstone, along with coarse-grained sphalerite, pyrite and galena in quartz veins or stockworks.

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                           1998                     1997
                                                                     -----------------         ---------------
         Tons of ore (000)                                                      1,552                   1,495
         Ore grade (ozs. gold/ton)                                              1.683                   1.693
         Contained ounces of gold (000)                                         2,611                   2,532
         Ore grade (ozs. silver/ton)                                             72.7                    78.3
         Contained ounces of silver (000)                                     112,816                 117,011

                           Operating Data (100% Basis)

                                                                           1998                     1997
                                                                      ----------------         ---------------
         Production Statistics:
              Tons of ore shipped (000)                                           101                     121
              Direct ore sales grade (ozs. gold/ton)                             2.24                    2.16
              Direct ore sales grade (ozs. silver/ton)                           90.7                    97.7
              Tons milled (000)                                                    61                       -
              Mill grade (ozs. gold/ton)                                         1.24                       -
              Mill grade (ozs. silver/ton)                                       36.4                       -
              Mill recovery - gold %                                               92                       -
              Mill recovery - silver %                                             95                       -
              Gold production (000 ozs.)                                          282                     245
              Silver production (000 ozs.)                                     11,723                  11,766
              Total gold equivalent ounces (1) (000 ozs.)                         505                     417



         Homestake's Cost per Ounce of Gold Equivalent Produced:
              Cash operating costs (2)                                           $130                    $155
              Other cash costs                                                      3                       2
              Noncash costs                                                        36                      35
                                                                      ----------------         ---------------
              Total production costs                                             $169                    $192

1. Gold and silver are accounted for as co-products at Eskay Creek. Silver production is converted into gold equivalent, using the ratio of the average gold market price to the average silver market price. The ratio was
     52.6 ounces and 68.2 ounces of silver equals one ounce of gold equivalent for production calculations for the years ended December 31, 1998 and 1997.

2. For comparison purposes, cash operating costs per ounce include estimated third-party costs incurred by smelter owners and others to produce marketable gold and silver.

Williams Mine

         The Williams gold mine is located in the Hemlo Gold Camp 217 miles east of Thunder Bay, Ontario, adjacent to the TransCanada Highway. The mine is operated by Williams Operating Corporation ("WOC") with its own personnel. Each of Homestake and Teck Corporation ("Teck") owns a 50% interest in the mine and in WOC. The mine commenced operations in 1985.

         The property consists of 11 freehold patents and one Crown mining lease covering approximately 380 acres. Homestake and Teck are required to provide funds equally to WOC for all costs incurred to operate the mine. Homestake and Teck have mutual rights of first refusal over each other's interest in the Williams mine and shares of WOC.

         The Williams mine is an underground operation which is accessible by a 4,300-foot shaft. The mine utilizes the longhole, open-stope mining method with cemented and uncemented rock backfill. In addition, up to 1,400 TPD of lower-grade ore is recovered from a nearby open pit. Waste rock from the open pit is used for backfill in the underground operations. The rated capacity of the mill is 7,000 TPD. During 1998, the mill operated at 7,453 TPD with a gold recovery of 94.7%. The Williams and David Bell mines share a tailings basin facility located approximately two miles from the mill. Cyanidation and the CIP process are used to recover gold. Water from the tailings basin is treated in an effluent treatment plant prior to discharge. Both mines recycle mill make-up water from the tailings pond. The facilities and equipment are modern and in good condition.

         Fresh water for the property is supplied from Cedar Creek and power is purchased under long-term contract from Ontario Hydro. Propane for heating mine air and surface facilities also is purchased under contract.

         Ground stability problems were experienced during 1998, but were significantly reduced from the difficulties encountered in 1997. Ground conditions will continue to be a concern, but changes to the mining schedule and design, increased ground support and increased instrumentation have improved the situation.

         During 1997, under an agreement with Franco Nevada Ltd. ("Franco"), a drift was driven, at Franco's expense, from the Williams property onto Franco's adjacent property to carry out an underground exploration program. The agreement gives WOC a right of first proposal for any mineralization, which Franco may discover during its exploration activity.

         During 1998, the mine had four minor spills, which were reported, and corrective action was taken immediately. No citations have been issued and none are expected. With these exceptions, during 1998, the mine operated in compliance with all environmental permits.

         The mining claims are subject to three net smelter royalties totaling a net effective rate of 2.08% and the Crown mining lease is subject to a net smelter royalty of 0.75%.

         Homestake's share of gold production from the Williams mine amounted to 195,220 ounces at a cash cost of $217 per ounce during 1998 compared to 201,098 ounces at a cash cost of $229 per ounce during 1997. The lower production in 1998 was due to a decline in ore grades, partially offset by increased throughput. The lower cash costs per ounce in 1998 are due primarily to the weaker Canadian dollar.

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

         Homestake has a 50% share of the following amounts:

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                           1998                     1997
                                                                      ----------------         ---------------
         Tons of ore (000)                                                     29,952                  32,926
         Ounces of gold per ton                                                 0.148                   0.150
         Contained ounces of gold (000)                                         4,431                   4,929

                           Operating Data (100% Basis)

                                                                           1998                     1997
                                                                      ----------------         ---------------
         Production Statistics:
              Tons of ore milled (000)                                          2,720                   2,656
              Mill feed ore grade (oz. gold/ton)                                0.152                   0.160
              Mill recovery (%)                                                    95                      95
              Gold recovered (000 ozs.)                                           390                     402

         Homestake's Cost per Ounce of Gold Produced:
              Cash operating costs                                               $211                    $222
              Other cash costs                                                      6                       7
              Noncash costs                                                        37                      40
                                                                      ----------------         ---------------
              Total production costs                                             $254                    $269

David Bell Mine

         The David Bell gold mine is located in the Hemlo Gold Camp. The mine is operated by the Teck-Corona Operating Corporation ("TCOC") with TCOC personnel. Each of Homestake and Teck owns a 50% interest in the mine and in TCOC. The mine commenced operations in 1985.

         The mine is located on the same ore trend as the Williams mine. The property consists of approximately 640 acres held under two freehold patents. Homestake and Teck are required to provide funds equally to TCOC for all costs incurred to operate the mine. Homestake and Teck have mutual rights of first refusal over each other's interest in the David Bell mine and shares of TCOC. Each of Homestake and Teck has a 50% interest in efforts to explore and develop mineral properties within approximately two miles of the David Bell property.

         The David Bell mine is an underground operation, which is accessible by a 3,819-foot shaft. Production is from stopes using longhole-mining methods, with cement, tailings, sand and waste rock utilized as backfill. Mill throughput was 1,284 TPD in 1998. Cyanidation, CIP and gravity processes are used to recover gold. The facilities and equipment are modern and in good condition.

         Beginning in mid-1999, ore from the David Bell mine will be processed in the Williams mine mill and milling operations at the David Bell mine will be discontinued. Detailed engineering has confirmed that closure of the David Bell mill should not result in decreased production from the mines, and should decrease significantly future David Bell costs.

         Water and power supplies are the same as those at the Williams mine. Treated reclaimed process water is used to service the underground operations.

         The average width of ore at the David Bell mine is decreasing as mining progresses away from the central core of the ore body. In an effort to optimize ore extraction and to minimize development costs, stoping of narrow-width ore by longitudinal longhole retreat continued during 1998. In addition, an Alimak mining method was successfully tested in two stopes in 1998. This method, which significantly reduces waste development, will be used in the future as ore widths and ore grades dictate. Production in 1998 decreased by 11% compared to 1997 primarily as a result of processing lower-grade ore. The grade of ore mined declined in 1998, approaching the average life-of-mine reserve grade. Production in 1999 is expected to be consistent with the levels achieved in 1998.

         The hourly work force at David Bell is unionized and the collective bargaining agreement with the United Steel Workers of America expired in October 1998. As of December 31, 1998 a new collective bargaining agreement had not been settled and negotiations with the union were continuing.

         During  1998,  the  mine  operated  in  compliance   with  all  of  its
environmental permits. No citations were issued and none are expected.

         The property is subject to a 3% net smelter return royalty.

         Homestake's share of production at the David Bell mine was 79,836 ounces in 1998 at a total cash cost of $200 per ounce, compared to 89,982 ounces in 1997 at a total cash cost of $194 per ounce. The increase in cash costs per ounce in 1998 is due primarily to the lower production, partially offset by the effects of a weaker Canadian dollar.

                                     Geology

         See "Williams Mine - Geology."

         Homestake has a 50% share of the following amounts:

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                           1998                     1997
                                                                      ----------------         ---------------
         Tons of ore (000)                                                      4,448                   4,785
         Ounces of gold per ton                                                 0.303                   0.316
         Contained ounces of gold (000)                                         1,349                   1,512

                           Operating Data (100% Basis)

                                                                           1998                     1997
                                                                      ----------------         ---------------
         Production Statistics:
              Tons of ore milled (000)                                            469                     473
              Mill feed ore grade (oz. gold/ton)                                0.355                   0.397
              Mill recovery (%)                                                    96                      96
              Gold recovered (000 ozs.)                                           160                     180

         Homestake's Cost per Ounce of Gold Produced:
              Cash operating costs                                               $191                    $184
              Other cash costs                                                      9                      10
              Noncash costs                                                        40                      45
                                                                      ----------------         ---------------
              Total production costs                                             $240                    $239

Quarter Claim

         The Quarter Claim constitutes approximately one-fourth of a mining claim, which was originally part of the David Bell property, and was optioned to and subsequently acquired by Battle Mountain Gold Company in 1982. Battle Mountain developed a shaft on the Quarter Claim and reserved hoisting and milling capacity of 500 TPD at its mill to process any ore found on the Quarter Claim. Homestake has a 25% net profits interest in all ore recovered from the Quarter Claim. The net profits interest is based on a deemed production rate, deemed production costs and the market price of gold. Until deemed cumulative production from January 1, 1995 is equal to 95% of the estimated reserves as of January 1, 1995, the deemed production rate is based upon committed throughput of 500 TPD multiplied by (a) the average ore grade of the January 1, 1995 reserves, and (b) a recovery factor. Thereafter, Homestake's interest is reduced to a 20% net profits interest calculated on actual production.

                                     Geology

         See "Williams Mine - Geology."

         Homestake has a 25% share of the following amounts:

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                           1998                     1997
                                                                      ----------------         ---------------
         Tons of ore (000)                                                        565                     747
         Ounces of gold per ton                                                 0.258                   0.258
         Contained ounces of gold (000)                                           146                     193

                           Operating Data (100% Basis)

                                                                           1998                     1997
                                                                      ----------------         ---------------
         Production Statistics:
              Tons of ore milled (000)                                            183                     183
              Mill feed ore grade (oz. gold/ton)                                0.257                   0.257
              Mill recovery (%)                                                    96                      96
              Gold recovered (000 ozs.)                                            45                      45

         Homestake's Cost per Ounce of Gold Produced:
              Cash operating costs                                               $157                    $162
              Other cash costs                                                      8                      10
              Noncash costs                                                         2                       1
                                                                      ----------------         ---------------
              Total production costs                                             $167                    $173

Snip Mine

         The 100%-owned Snip gold mine is located at the junction of Bronson Creek and the Iskut River, 56 air miles north of Stewart in northwestern British Columbia. The mine commenced operations in 1991.

         The property consists of a mining lease with a remaining term of 20 years, together with four mineral claims covering approximately 4,774 acres.

         The mine is serviced by aircraft which utilize a 4,500-foot long landing strip at the minesite to transport personnel, mine concentrates, fuel and other supplies.

         The Snip mine is an underground operation serviced by adits and a haulageway at the mill elevation level. Mining is carried out through a combination of shrinkage, conventional and mechanized cut and fill. Backfill consists of mill tailings and ground waste rock, which is pumped to the mine, and underground waste rock. The mill has a capacity of 500 TPD. Mill tailings not used for backfill are deposited in a tailings facility located adjacent to the mine and reclaimed water is pumped back to the mill. The facilities and equipment are modern and in good condition. Employees work three-weeks-on and three-weeks-off rotations.

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

         Ore reserves at the Snip mine are nearing exhaustion. Based on current milling rates and existing reserves, the mine is expected to cease production in the second quarter of 1999. Reclamation of the property has commenced and final planning for closure is nearing completion. Estimated reclamation and related closure costs of approximately $6 million were fully accrued at December 31, 1998.

         During 1998, the Snip mine had three environmental incidents. The incidents included a spill of tailings from a tailings line and two diesel fuel spills. The incidents were reported and corrective action was taken immediately. No citations have been issued and none are expected. In addition, an inactive landfill containing hydro-carbon products was uncovered in 1998. Testing has confirmed that no groundwater contamination has occurred and disposal options are being reviewed. With these exceptions, the mine operated in compliance with all environmental permits during 1997.

         Homestake's share of gold production in 1998 was 99,283 ounces at a cash cost of $205 per ounce compared to 115,644 ounces at a cash cost of $213 per ounce in 1997. The decrease in cash costs per ounce in 1998 is due primarily to the weaker Canadian dollar, partially offset by lower production as the mine nears completion.

                                     Geology

         The main Twin Zone ore body at the Snip mine is a 1.5-foot to 50-foot thick quartz-carbonate-sulfide-filled shear structure within a Triassic sedimentary unit. Gold primarily occurs as finely disseminated grains along pyrite grain boundaries. Other sulfides within the Twin Zone include pyrrhotite, chalcopyrite and sphalerite, with minor arsenopyrite.

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                           1998                     1997
                                                                      ----------------         ---------------
         Tons of ore (000)                                                         66                     232
         Ounces of gold per ton                                                 0.662                   0.678
         Contained ounces of gold (000)                                            44                     157

                           Operating Data (100% Basis)

                                                                           1998                     1997
                                                                      ----------------         ---------------
         Production Statistics:
              Tons of ore milled (000)                                            160                     165
              Mill feed ore grade (oz. gold/ton)                                0.693                   0.780
              Mill recovery (%)                                                    92                      92
              Gold recovered (000 ozs.)                                            99                     116

         Homestake's Cost per Ounce of Gold Produced:
              Cash operating costs                                               $205                    $213
              Noncash costs                                                       142                     115
                                                                      ----------------         ---------------
              Total production costs                                             $347                    $328

AUSTRALIA

         Homestake owns 50% of Australia's largest gold mining operations, the surface and underground operations at Kalgoorlie. Homestake also conducts operations at the Plutonic, Darlot and Lawlers mines and has a 66 2/3% interest in the Peak Hill mine and an 80% interest in the closed Mt Morgans mine. All of these mines are located in Western Australia. Homestake explores for gold throughout Australia, principally in Western Australia. Australian activities are managed from an office in Perth, Western Australia. See "SEE SIGNIFICANT 1998 AND 1999 DEVELOPMENTS" beginning on page 3 for information regarding Homestake's acquisition of Plutonic.

         On July 1, 1998, a gold royalty became payable to the State of Western Australia at a rate of 1.25% on the realized value of gold produced, increasing to 2.5% on July 1, 2000. Realized value is based on the spot price of gold. During the period July 1, 2000 through June 30, 2005, the royalty rate will be reduced to 1.25% during calendar quarters when the spot gold price is less than A$450 per ounce.

Kalgoorlie Operations

         The  Kalgoorlie   operations  are  located  adjacent  to  the  town  of
Kalgoorlie approximately 340 miles northeast of Perth, Western Australia. Homestake owns a 50% interest in the Kalgoorlie operations. Subsidiaries of Normandy Mining Limited ("Normandy") own the other 50% interest. Homestake and Normandy jointly own and control Kalgoorlie Consolidated Gold Mines Pty Ltd ("KCGM"), which manages the operations under the direction of a joint management committee. Homestake acquired its interest in the original KMA joint venture in 1976. Mining operations in the Kalgoorlie region date back to 1893. Access to the operations is by paved road.

         The Kalgoorlie properties consist of 164 state leases and licenses covering approximately 30,000 acres. The mineral leases were granted for a term of 21 years on conditions covering rental, royalties, expenditure conditions and reporting. They are renewable in the final year.

         The Kalgoorlie operations are comprised of two mines, the Super Pit open-pit mine and the Mt Charlotte underground gold mine. Ore from both of these operations is treated at the Fimiston mill. Sulfide concentrates produced at the Fimiston mill are roasted and leached at the Gidji roaster, located 12 miles north of the main Kalgoorlie operations. Gold loaded on carbon from the Gidji roaster is sent to the Fimiston mill for final processing. The facilities and equipment at the Kalgoorlie operations are in good condition.

         The Super Pit mine is located along the "Golden Mile" ore bodies previously mined from underground. Contractors are employed to conduct the open-pit mining operations, ore and concentrate haulage and some specialized services. In January 1999, Homestake and Normandy announced that they had reached agreement to progressively transfer mining operations from the current open-pit mining contractor to KCGM over the next 12 months. Homestake's share of the total cost of the conversion project, including the mining fleet acquisition, is estimated to be $33.6 million. Once full conversion to owner mining is completed, Homestake expects Super Pit mining costs to be reduced by approximately $26 per ounce. In 1998, 71.2 million tons of material containing
10.8 million tons of ore was mined, compared to 75.9 million tons of material containing 10.9 million tons of ore mined in 1997. Homestake's share of Super Pit gold production was 325,349 ounces in 1998 and 344,754 ounces in 1997. The decrease in 1998 production primarily was due to a decrease in throughput as a result of girth gear issues associated with the SAG mill, discussed below.

         The Mt Charlotte mine uses bulk mining methods and large conventional diesel powered loaders and trucks. The main production level is 3,200 feet below surface. In 1997, a 1.6-mile decline was constructed from surface at the northern end of the Super Pit to access from underground the upper level remnants of the Mt Charlotte orebody and the recently delineated northern orebody. Ore from the Mt Charlotte mine is trucked from the decline to the Fimiston mill. During both 1998 and 1997, 1.9 million tons of ore were recovered from the Mt Charlotte mine. Homestake's share of gold production was 64,837 ounces in 1998 and 81,160 ounces in 1997. The lower 1998 production is a result of lower ore grades and lower throughput.

         On September 15, 1998, Homestake and Normandy announced that a revised mining plan would be implemented at the Mt Charlotte mine. The decision was reached following an evaluation of economic factors and an accelerated level of ground movement in the mine. Following recent ground movement, a panel of rock mechanics experts concluded that mining could be conducted safely by restricting mining to low-risk areas of the mine. The new mine plan contemplates extraction of approximately 1.5 million tons of ore through September 1999. Performance of the mine will be monitored during this time to determine whether the operation will continue beyond that period. As a result of the new operating plan, approximately 50% of the Mt Charlotte employees have been laid off. Homestake recorded a charge of $26.4 million ($38.4 million pretax) during the third quarter of 1998 for severance, unrecovered capital and other costs. This reduced Homestake's carrying value for the Mt Charlotte mine to zero. As a result of the new mining plan, Homestake's 50% share of reserves at the Mt Charlotte mine were reduced by 297,000 ounces to 175,000 ounces at December 31, 1998 (before considering 1998 production).

         The Fimiston mill is a 35,000-TPD mill with CIP leaching and refractory sulfide flotation circuits. The mill processed 12.5 million tons of ore in 1998 and 11.2 million tons in 1997. During June 1998, cracks were discovered in the girth gear of the Fimiston SAG mill. Temporary repairs have been made and the SAG mill currently is being limited to 90% of rated power. A temporary replacement gear is expected to be available in February 1999 and a permanent replacement is expected to be available in May 1999. Underwriters of KCGM's property and business interruption insurance policies have acknowledged liability and the extent of recovery is now being determined. Possible claims against the SAG mill construction contractor also are under investigation. Steps which have been taken to mitigate the lower throughput have increased milling costs.

         The Gidji roaster complex, which comprises two roasters and a CIP circuit, processes all sulfide concentrates produced at the Fimiston mill. The Gidji roaster processed 0.3 million tons of concentrate in both 1998 and 1997.

         Homestake's share of gold production from the consolidated Kalgoorlie operations was 390,186 ounces in 1998 compared to 425,914 ounces in 1997. Total cash costs per ounce in 1998 were $229 compared to $259 in 1997. The reduction in cash costs is due primarily to a 15% decline in the average value of the Australian dollar compared to the US dollar.

         Fresh water is supplied under allocation from the state water system and is piped 340 miles from Perth. Remaining process water requirements are satisfied using salt water taken from wells and the underground mine. Power is provided under a power supply agreement with Normandy Power Pty Ltd, a company associated with Normandy.

         During 1997, there was one instance where monitoring equipment reported that sulfur dioxide levels in the Kalgoorlie area exceeded air quality limits. KCGM reported the reading to the Department of Environmental Protection ("DEP"). The DEP subsequently filed a charge alleging that the Gidgi roaster was the source of the excess and that it was a breach of its license. Following a court hearing in December 1998, the charge was dismissed. During 1997 and 1998 the mine operations were in compliance with all environmental permits.

         With the  exception  of the  royalty  payable  to the State of  Western
Australia there are no royalties currently payable on production from the Kalgoorlie mines.

         There are a number of native title claims relating to the area of the Kalgoorlie operations, but the validity of those claims has not been determined. See "Risk Factors."

                                     Geology

         The ore deposits mined in the Kalgoorlie Goldfields occur within an intensely mineralized shear zone system in dolerite host rocks, within the Norseman-Wiluna greenstone belt which is part of the Yilgarn Block of Western Australia. The rocks are of Archaen age. The favorable structural, metamorphic and lithologic setting in conjunction with hydrothermal activity controlled gold mineralization. During its history of operations since 1893, in excess of 48 million ounces of gold have been produced from the Kalgoorlie properties at depths of up to 4,000 feet from high-grade lodes and adjacent disseminated mineralization in the Golden Mile Dolerite, and from the large stockwork zones which characterize the Mt Charlotte and Reward (underground) ore bodies.

         Homestake has a 50% share of the following amounts:

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                        1998                    1997
                                                                   ---------------         ----------------
      Tons of ore (000)                                                   170,600                  179,346
      Ounces of gold per ton                                                0.067                    0.066
      Contained ounces of gold (000)                                       11,440                   11,847

                           Operating Data (100% Basis)

                                                                        1998                    1997
                                                                   ---------------         ----------------
      Production Statistics:
           Super Pit:
               Tons of ore mined (000)                                     10,791                   10,949
               Stripping ratio (waste:ore)                                  5.6:1                    6.0:1
               Tons of ore milled (000)                                    10,697                   11,183
               Mill feed ore grade (oz. gold/ton)                           0.069                    0.069
               Mill recovery (%)                                               88                       88
               Gold recovered (000 ozs.)                                      651                      689


           Mt Charlotte:
               Tons of ore mined (000)                                      1,916                    1,919
               Tons of ore milled (000)                                     1,775                    1,931
               Mill feed ore grade (oz. gold/ton)                           0.081                    0.091
               Mill recovery (%)                                               91                       92
               Gold recovered (000 ozs.)                                      130                      163

           Combined Production Statistics:
               Tons of ore mined (000)                                     12,707                   12,763
               Tons of ore milled (000)                                    12,472                   13,219
               Mill feed ore grade (oz. gold/ton)                           0.071                    0.072
               Mill recovery (%)                                               89                       89
               Gold recovered (000 ozs.)                                      780                      852

           Homestake's Consolidated Cost per Ounce of Gold
               Produced:
               Cash operating costs                                          $228                     $259
               Other cash costs                                                 1                        -
               Noncash costs                                                   49                       55
                                                                   ---------------         ----------------
               Total production costs                                        $278                     $314

Plutonic Mine

         The Plutonic mine is located 110 miles northeast of Meekatharra, Western Australia, approximately 8 miles from the Great Northern Highway.
Homestake owns 100% of the Plutonic mine. The mine commenced production in August 1990.

          The Plutonic properties, including the recently purchased adjoining Marymia property, encompass an area of approximately 322,000 acres, consisting of 109 mining leases, three prospecting licenses, eight exploration licenses and three miscellaneous licenses. Homestake also holds the pastoral lease on which the mine is located.

         The Plutonic mine consists of both open-pit and underground operations. The Main Pit was the predominant ore source from the commencement of operations until its depletion in December 1997. The underground operations are now the primary source of ore. Some open-pit mining continues to be performed by a mining contractor. While the underground operations are being developed, underground ore production is being supplemented with ore from extensive primary ore and laterite stockpiles, which were built up as the Main Pit was mined.

         Approximately 146 staff employees and 250 contractor personnel working on two-weeks-on and one-week-off rotations operate the mine on a fly-in fly-out basis. Initial underground development commenced early in 1995. Capital expenditures of approximately $13 million and $24 million were incurred during 1998 and 1997, respectively, primarily for underground mine development. The underground mine consists of three main working areas, extending to a depth of 1,400 feet below the surface. The working areas are accessed by two separate declines. Mining methods vary depending on the particular working area and include development and uphole retreat open stoping and flat dip room and pillar mining. All mining is performed by contractors using mechanized trackless systems with technical supervision and control provided by Homestake employees. Most areas do not require back filling. Ore is hauled to the surface by 45-ton trucks. Underground ore production during 1998 and 1997 was approximately 668,000 tons and 550,000 tons, respectively.

         The Plutonic mine mineralization consists of multiple discrete lodes. Extensive mineralized material has been defined by wide-spaced surface drilling but detailed drilling from underground development openings is required for conversion of the mineralized material to reserves. Underground access to the largest zone of mineralization was achieved by decline in late 1997. The extensive drilling required to define the extent of the lode structure has delayed development in this area, although production now has begun. Definition drilling continues in several areas of the mine to define reserves and facilitate mine planning.

         Open-pit mining using selective mining techniques is performed by a mining contractor. The contractor uses a 110-ton excavator and a fleet of 95-ton trucks. Oxide ore is derived from the Perch, Salmon and Area 4 pits. Production from a new laterite pit commenced in 1998.

         The mill and treatment facility, which was upgraded in 1997, has separate oxide and sulfide circuits. The mill has the capacity to treat approximately 2 million tons of primary sulfide ore and 1.3 million tons of oxide ore per year. Both the sulfide and oxide circuits utilize crushing, grinding and cyanidation in CIL leach tanks. The sulfide ore circuit gold recovery ranges from 83% to 96% depending on the ore source and mineralogy, and the oxide ore circuit gold recovery is approximately 96%. All plant and equipment is modern and in good condition.

         Potable quality process water is sourced from two well fields with most coming from wells located approximately 7.5 miles from the mine. In 1997, an on-site gas-fired power station with a rated station capacity of 19MW was commissioned at a cost of approximately $16 million. Purchased gas is provided via a 12.5-mile lateral line from the Goldfields Gas Transmission pipeline.

         In 1997, the mine was notified by the DEP of non-compliance under four of its license conditions. All issues were related to inadequate record keeping and monitoring. During 1998, an environmental officer was employed to manage Homestake's Australian environmental compliance programs. All noncompliance issues have been corrected. In August 1998, a tailings water return line failed. The line was repaired and no environmental impact was caused by the leak. Also in August 1998, during inspection of the tailings storage facilities, leakage from the facility was detected along the toe of the structure. A cut-off trench was installed to collect the water and a pump system was installed to return the water to the tailings facility. With these exceptions, during 1997 and 1998 the mine operated in compliance with all environmental permits.

         With the exception of the royalty payable to the State of Western Australia, the underground operations are not subject to any royalties. However, 16 mining leases to the east of the Main Pit, which contain a relatively small proportion of the mine's overall reserves and mineralized material, are subject to a royalty based on tonnage and grade.

         During 1998, the Plutonic mine produced 255,456 ounces of gold at a total cash cost of $226 per ounce compared to 274,608 ounces at a total cost of $234 per ounce in 1997. The decrease in production was due to lower grade and throughput. Lode structures in the Northwest extension were flatter and less continuous than expected, making mining more difficult. However, drilling has defined higher-grade lode structures in areas where production began in the third quarter of 1998. The lower cash costs per ounce in 1998 primarily reflect the weaker Australian dollar, partially offset by the lower production.

                                     Geology

         Gold lodes predominantly occur within mafic volcanics in an Archaean sequence of ultramafic volcanics, mafic volcanics and sediments. The sequence in the immediate mine area consists of upper and lower ultramafic volcanic units separated by a dominantly mafic volcanic unit. Gold mineralization occurs within multiple, sub-parallel, northwest striking lodes, which generally dip in a northeast direction. The lodes are hosted mainly by the mafic volcanic unit. Lodes range from three to thirty-five feet thick and display good continuity often for several hundred feet. Gold is associated with sulphides, particularly arsenopyrite and pyrrhotite.

                    Year-end Proven and Probable Ore Reserves

                                                                           1998                     1997
                                                                      ----------------         ---------------
         Tons of ore (000)                                                      9,281                   5,221
         Ounces of gold per ton                                                 0.073                   0.108
         Contained ounces of gold (000)                                           677                     567

                                 Operating Data
                                                                           1998                    1997
                                                                      ----------------         --------------
         Production Statistics:
              Tons of ore mined (000)                                           1,887                  3,280
              Ore grade mined (oz. gold/ton)                                    0.113                  0.106
              Open pit stripping ratio (waste:ore)                              3.7:1                  5.3:1
              Tons of ore milled (000)                                          3,249                  3,395
              Mill feed ore grade (oz. gold/ton)                                0.089                  0.094
              Mill recovery (%)                                                    89                     88
              Gold recovered (000 ozs.)                                           255                    275

         Cost per Ounce of Gold Produced:
              Cash operating costs                                               $224                   $234
              Other cash costs                                                      2                      -
              Noncash costs                                                        66                     70
                                                                      ----------------         --------------
              Total production costs                                             $292                   $304

Darlot Mine

         The Darlot mine is located 70 miles north of Leonora, Western Australia. Homestake's property covers an extensive gold field discovered more than 100 years ago. Modern mining, including development of the Darlot Pit, commenced in 1988. Mining in the Darlot Pit was completed in 1995 and the mine is now an entirely underground operation. Homestake owns 100% of the Darlot mine.

         The Darlot properties encompass an area of approximately 34,200 acres, consisting of 16 mining leases, 32 prospecting licenses and one exploration license. The Darlot and Centenary orebodies are contained on a mining lease located on a pastoral lease. The mining lease was granted in 1988 for 21 years and is renewable.

         The Darlot mine consists of the Darlot orebody, where mining is expected to be completed in mid-1999, and the Centenary deposit. The Centenary deposit was discovered in August 1996 when a vertical exploration drillhole intersected the Centenary deposit, a previously undiscovered gold mineralized zone of substantial thickness about three-quarters of a mile from the Darlot deposit. The Darlot mine is a fly-in fly-out operation with about 65 staff employees and 156 contractor personnel working two-weeks-on and one-week-off rotations.

         Mining of the Darlot orebody is performed by a contractor using mechanized trackless equipment. Access to the Darlot orebody is through a decline from a portal in the Darlot Pit approximately 375 feet below the natural surface. During the second quarter of 1996, the mine successfully completed the transition to a full-scale underground operation. The workings now extend to about 725 feet below the surface with mining being conducted in four different sub-lode systems within the main Darlot structure. Stoping of the Darlot lodes consists of a mixture of room and pillar mining in the thinner sections of the deposit, generally using longhole blastholes, while sub-level open stoping techniques are used in the thicker sections. Backfilling is not required.

         Access to the Centenary deposit is through an extension of the Darlot decline, which intersects the Centenary deposit approximately 1,100 feet below the surface. A raise bored ventilation shaft recently was commissioned, completing the Centenary ventilation circuit and also providing emergency egress for the mine. Work has started on a second decline for access to and ventilation of the deeper load structures. Sub-level stoping of the thick central section of the Centenary deposit began near the end of the third quarter of 1998. The thinner extremities of the deposit are suitable for sub-level open stoping or room and pillar stoping similar to the methods successfully utilized in the Darlot orebody.

         The treatment plant consists of a three-stage crushing circuit, primary and secondary ball mills, carbon-in-pulp leaching, adsorption and gold recovery circuits. The crushing plant is owned and operated by a contractor. Both the Darlot and Centenary ores are free milling with recovery rates of approximately 95%. Coarse gold, which represents approximately 30% of total production, is recovered in a gravity circuit. The mill will be upgraded during 1999 to improve the efficiency of processing the higher-grade Centenary ore. Ore capacity is approximately 700,000 tons per annum. The treatment plant is in good condition.

         Two new generators were commissioned in early 1998, which together with other Homestake-owned facilities provide power to the site.

         Water is obtained from wells five miles from the treatment plant.

         During  1998,  the  mine  operated  in  compliance   with  all  of  its
environmental permits.

         With the exception of the royalty payable to the State of Western Australia, the Darlot mine is not subject to any royalties.

         Production in 1998 of 77,502 ounces at a total cash cost of $250 per ounce compares to production of 65,153 ounces at a total cash cost of $320 per ounce in 1997. The higher production was due to higher throughput and higher-grade ore from the Centenary orebody. The decrease in cash costs per ounce in 1998 primarily is due to the higher production in conjunction with a weaker Australian dollar.

                                     Geology

         Darlot is situated within an Archaean sequence of mostly intrusive and extrusive mafic rocks, and occurs within a corridor of north-northwest trending structures. The Darlot orebody is a shear-hosted, gold-mineralized, quartz vein system about one mile long. The structure is continuous along strike with mineralization open down dip indicating potential for depth extensions.

         The Centenary orebody is a large, structurally controlled, quartz vein hosted gold deposit. The lode, which extends for more than three-quarters of a mile, varies from 15 feet to more than 160 feet in thickness. The full extent of the lode is not yet known.

                    Year-end Proven and Probable Ore Reserves

                                                                           1998                     1997
                                                                      ----------------         ---------------
         Tons of ore (000)                                                      9,022                   9,409
         Ounces of gold per ton                                                 0.154                   0.163
         Contained ounces of gold (000)                                         1,393                   1,556

                                 Operating Data
                                                                           1998                     1997
                                                                      ----------------         ---------------
         Production Statistics:
              Tons of ore mined (000)                                             795                     568
              Ore grade mined (oz. gold/ton)                                     0.10                    0.11
              Tons of ore milled (000)                                            738                     607
              Mill feed ore grade (oz. gold/ton)                                0.111                   0.114
              Mill recovery (%)                                                    95                      95
              Gold recovered (000 ozs.)                                            78                      65


         Cost per Ounce of Gold Produced:
              Cash operating costs                                               $248                    $320
              Other cash costs                                                      2                       -
              Noncash costs                                                        32                      29
                                                                      ----------------         ---------------
              Total production costs                                             $282                    $349

Lawlers Mine

         The Lawlers mine is located 75 miles northwest of Leonora, Western Australia. Homestake owns 100% of the 100-year-old mine, which was reopened in 1986.

         The Lawlers mine properties consists of two groups of contiguous tenements consisting of three exploration licenses, 89 prospecting licenses and 13 mining leases totaling approximately 68,800 acres. Mining leases vary in date of grant and expiry. One mining lease, from which production currently is derived, was granted by the Western Australian Government after January 1, 1994. See "Risk Factors - Risk of Native Title Claims."

          The Lawlers mine consists of both open-pit and underground mining. The mine is a fly-in fly-out operation with about 70 staff employees and 42 contractor personnel working on two-weeks-on and one-week-off rotations. During 1998, production principally was derived from the New Holland and Fairyland pits where mining is conducted by a contractor operating a 110-ton excavator and a fleet of 95-ton trucks, under the supervision of Homestake personnel.

         Homestake recently began underground mining in the downward extension of the New Holland South orebody using a contractor. Mining was initially performed using decline on-ore development, and now is performed using room and pillar stoping. Work has begun on a second decline to access the deeper lode structure of the New Holland South zone. In December 1998, a decline was commenced to access the Genesis ore zones.

         The Lawlers treatment plant is capable of treating between 550,000 and 770,000 tons per annum of oxide, transition and primary ore, depending on the blend. Three-stage crushing is followed by single-stage milling through two parallel ball mills. The grinding circuit includes a gravity circuit to recover coarse gold. Approximately 50% to 60% of the operation's total gold production is recovered in the gravity circuit. The grinding circuit slurry is transferred to a conventional carbon-in-pulp circuit. The treatment plant has an overall recovery rate of approximately 90% to 95%, depending on the ore source. The treatment plant will be upgraded during 1999 to improve the efficiency of processing the higher-grade underground ore. Power is supplied by contract diesel generators. Good quality process water is obtained from wells 10 miles northeast of the plant.

         In October 1998, Homestake announced the results of a continuing exploration program along the Glasgow Lass Trend, which includes the New Holland, Genesis and Hidden Secret pits. The drilling results verify continuity of mineralization along the Glasgow Lass Trend and indicate the potential for an expansion of reserves and mineralized material in the vicinity of the Lawlers mine.

         Lawlers has devoted significant efforts to correcting earlier environmental issues, which predated Homestake's acquisition of Plutonic. During 1998, an environmental officer was employed to manage Homestake's Australian environmental compliance program. A previous backlog of waste dump and tailings storage facility reclamation has been brought up to date. A contaminated groundwater plume exists southwest of the tailings dams. As required under the permit, monitoring bores pump the contaminated water back into the tailing facility. Lawlers has had an environmental dust issue, mainly from a small section of the tailings storage facility. A dust management strategy has been developed and actions are being taken to reduce the dust emissions from all major sources at the mine. Except as noted, the Lawlers mine is in compliance with all applicable environmental requirements.

         With the exception of the royalty payable to the State of Western Australia, the Lawlers mine is not subject to any royalties.

         Production in 1998 of 126,403 ounces at a total cash cost of $181 per ounce compares to production of 87,481 ounces at a total cash cost of $260 per ounce in 1997. The increase in production in 1998 primarily was due to the high-grade ore sourced from the New Holland pit. The decrease in cash costs per ounce was due to the higher production and the weakening of the Australian dollar.
                                     Geology

         Gold ore is derived from two distinct geological domains, a western sedimentary domain (New Holland) and an eastern mafic/ultramafic volcanic domain (Fairyland). The western area deposits are high-grade ladder quartz veins within sandstone units enclosed in finer grained sediments. Exploration involves deep, close-spaced drilling to locate high-grade, shallow plunging ore shoots within the favorable rock unit. The eastern domain is part of the nickeliferous Agnew-Mt Keith-Yakabindie-Honeymoon Well sequence, which hosts major nickel deposits north of Lawlers.

                    Year-end Proven and Probable Ore Reserves

                                                                           1998                     1997
                                                                      ----------------         ---------------
         Tons of ore (000)                                                      1,020                   1,897
         Ounces of gold per ton                                                 0.117                   0.134
         Contained ounces of gold (000)                                           119                     252

                                 Operating Data
                                                                           1998                     1997
                                                                      ----------------         ---------------
         Production Statistics:
              Tons of ore mined (000)                                             788                     911
              Ore grade mined (oz. gold/ton)                                    0.131                   0.111
              Open pit stripping ratio (waste:ore)                              7.5:1                   6.5:1
              Tons of ore milled (000)                                            630                     515
              Mill feed ore grade (oz. gold/ton)                                0.208                   0.178
              Mill recovery (%)                                                    96                      96
              Gold recovered (000 ozs.)                                           126                      87

         Cost per Ounce of Gold Produced:
              Cash operating costs                                               $179                    $260
              Other cash costs                                                      2                       -
              Noncash costs                                                        25                      25
                                                                      ----------------         ---------------
              Total production costs                                             $206                    $285

Mt Morgans Mine

          The Mt Morgans mine is located 30 miles west of Laverton, Western Australia. Homestake owns an 80% interest in the Mt Morgans Joint Venture and is the operator of the Mt Morgans mine. Abednego Nickel Limited owns the remaining interest. The Mt Morgans gold field has been operated intermittently since 1896.

         The Mt Morgans properties consist of six exploration licenses, 117 prospecting licenses and 27 mining leases totaling approximately 113,700 acres. The principal mining leases were all granted prior to January 1, 1994.

         The Mt Morgans mine completed mining operations in May 1998. The property had been operated on a fly-in fly-out basis with about 27 staff employees and 74 contractor personnel working two-weeks-on and one-week-off rotations. Processing of stockpiles ceased in November 1998. Active exploration continues on the property, and recent exploration results in the Just-In-Case target area continue to be very promising.

         The treatment plant, which has the capacity to treat 1.1 million tons of ore per year, consists of a primary crusher, open stockpile, SAG mill, pebble crusher and secondary ball mill grinding circuit, and a conventional carbon-in-pulp leach/adsorption section. Gold recoveries at Mt Morgans ranged from 85% to 90%. The plant has been decommissioned and is available for sale.

         Power is supplied by diesel generators and process water is obtained from wells located five miles from the plant.

         In 1997, a leak occurred in the wall of the tailings storage facility and an external containment dam was constructed to contain future discharges. The tailings storage facility was decommissioned and tailings now are contained in a depleted open pit. A contaminated groundwater plume from the tailing storage facility exists. Monitoring bores contain the plume and are returning the water to compliance levels by pumping the contaminated water back into the tailings facility. During 1998, a tailings spill discharged beyond the containment dam. A remediation program approved by the DEP has removed all contamination from the spill. Except for the foregoing, the mine operated in compliance with applicable requirements in 1997 and 1998. In 1997, the site was awarded a Golden Gecko Certificate of Merit for Environmental Excellence by the Western Australia Department of Minerals and Energy.

         The final closure plan is being finalized for approval by regulatory agencies.

         Homestake's share of production at Mt Morgans was 52,350 ounces in 1998 compared to 73,588 ounces in 1997.
                                     Geology

         Most production has come from lodes in intensely folded Archaean banded iron formation, which are hosted in an Archaean sequence of ultramatic volcanics and sediment.

         Homestake has an 80% share of the following amounts:

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                           1998                     1997
                                                                      ----------------         ---------------
         Tons of ore (000)                                                          -                   4,754
         Ounces of gold per ton                                                     -                   0.023
         Contained ounces of gold (000)                                             -                     114

                           Operating Data (100% Basis)

                                                                           1998                     1997
                                                                      ----------------         ---------------
         Production Statistics:
              Tons of ore mined (000)                                             187                     582
              Ore grade mined (oz. gold/ton)                                    0.139                   0.038
              Tons of ore milled (000)                                          1,003                   1,039
              Mill feed ore grade (oz. gold/ton)                                0.074                   0.093
              Mill recovery (%)                                                    82                      88
              Gold recovered (000 ozs.)                                            65                      92

         Homestake's Cost per Ounce of Gold Produced:
              Cash operating costs                                               $211                    $374
              Other cash costs                                                      2                       6
              Noncash costs                                                        26                      85
                                                                      ----------------         ---------------
              Total production costs                                             $239                    $465


Peak Hill Mine

         The Peak Hill mine is located 80 miles north of Meekatharra, Western Australia. Homestake owns a 66.67% interest in the Peak Hill joint venture. North Limited owns the remaining interest and is the operator of the Peak Hill mine. The Peak Hill gold field is more than 100 years old, but modern operations commenced in 1988.

         The  mine  is a  fly-in  fly-out  operation  with  approximately  22
staff  employees  and  17  contractor   personnel   working   two-weeks-on   and
one-week-off rotations.

         The Peak Hill properties consist of two exploration licenses, 41 prospecting licenses and 18 mining leases totaling approximately 44,200 acres. Homestake manages exploration on the joint venture tenements. Homestake also has extensive non-joint venture exploration interests in the region surrounding the Peak Hill mine. In total, Homestake has thirteen projects in the Peak Hill District, including eight joint ventures, totaling approximately 101 tenements on 137,000 acres.

         Open-pit mining at the Harmony pit, located six miles west of the plant, was completed in November 1997. Processing of stockpiled ore is expected to continue until October 1999.

         The plant has a capacity of 660,000 tons of soft oxide ore per year. Hard primary ore is blended or fine crushed to maintain this rate. The plant consists of a SAG/ball mill grinding circuit with a conventional carbon-in-pulp and pressure Zadra elution circuit. The gold recovery has varied from 93% to 98% over the past ten years.

         Power is generated by diesel generators. Good quality water is obtained from wells seven miles northeast of the plant.

         A contaminated groundwater plume from the tailing storage facility exists. Contaminated water is collected and pumped back to the tailings facility to improve water quality. With the exception of the foregoing, the operation was in compliance with all environmental requirements during 1998.

         Homestake's share of production at Peak Hill was 23,803 ounces in 1998 compared to 33,104 ounces in 1997.

                                     Geology

         Gold mineralization occurs as multiple lodes within altered Proterozoic mafic volcanics. Weathering extends to 100 meters beneath a well-developed laterite profile.

         Homestake has a 66.67% share of the following amounts:

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                           1998                     1997
                                                                      ----------------         ---------------
         Tons of ore (000)                                                        605                     799
         Ounces of gold per ton                                                 0.046                   0.044
         Contained ounces of gold (000)                                            28                      36



                           Operating Data (100% Basis)
                                                                           1998                     1997
                                                                      ----------------         ---------------
         Production Statistics:
              Tons of ore mined (000)                                               -                     396
              Ore grade mined (oz. gold/ton)                                        -                   0.083
              Tons of ore milled (000)                                            702                     732
              Mill feed ore grade (oz. gold/ton)                                0.052                   0.069
              Mill recovery (%)                                                    97                      97
              Gold recovered (000 ozs.)                                            36                      50

         Homestake's Cost per Ounce of Gold Produced:
              Cash operating costs                                               $279                    $269
              Other cash costs                                                      1                       -
              Noncash costs                                                        27                     151
                                                                      ----------------         ---------------
              Total production costs                                             $307                    $420

Bellevue Operation

         The Bellevue property is located 110 miles north of Leonora and 75 miles south of Wiluna, Western Australia. The property is 100% owned by Homestake. The area has been mined since 1896.

         The Bellevue tenements comprise nine mining leases, eight prospecting licenses and two exploration licenses. Four mining leases were granted prior to January 1, 1994.

         Treatment at Bellevue ceased in August 1996. Ore produced after August 1996 was trucked to the nearby Lawlers plant for treatment. Mining was completed in April 1997 at which time the operation was placed on care and maintenance.

         The Bellevue property is prospective for both gold and nickel mineralization. Lachlan has acquired the rights to nongold mineralization on 23 of the Bellevue tenements subject to a 25% net profits interest to Homestake. During 1998, an exploration program conducted by Lachlan at the Mt Goode nickel prospect intersected disseminated sulfides assaying 1.05% nickel over 530 feet.

         At the time of closure in mid-1997, all reclamation was up to date. All open-pit dumps have been contoured and the No. 1 tailings storage facility has been capped. The partially filled No. 2 tailings storage facility has not been capped pending further exploration and a decision on permanent mine closure. The closure plan has been finalized for approval by the regulatory agencies.

 Meekatharra Operation

         Operations at Meekatharra's Paddys Flat mining camp ceased in October 1995 after 100 years of intermittent gold production. Historic and recent production totaled nearly two million ounces of gold with a further one million ounces remaining in mineralized material. Although the tenements have been extensively explored, the potential exists for further discoveries of small to medium size shallower deposits and larger deeper deposits amenable to underground mining. Drilling of deeper targets will commence shortly.

         The infrastructure required to re-establish production at Meekatharra largely is in place. However, the crushing and grinding circuit has been relocated.

         All access to open pits has been blocked and all rock waste dumps have been reclaimed, which involved contouring and seeding with native vegetation. A closure plan has been finalized for approval by the regulatory agencies.

Lachlan Resources NL

         Homestake holds an 81.2% interest in Lachlan, a publicly traded Australian company. Lachlan has interests in and is exploring a number of base metal properties in Australia. Homestake manages Lachlan's business.


CHILE

         Homestake conducts exploration programs throughout Chile. Homestake's office is in Santiago, Chile.

         In July 1996, Homestake and Corporacion Nacional del Cobre Chile ("Codelco"), a state-owned mining company in Chile, formed a new company, Agua de la Falda S.A. ("La Falda"), to explore near Homestake's former El Hueso mine in northern Chile. Homestake and Codelco contributed property interests in the area to the new company. In addition, Codelco contributed the existing El Hueso plant, which had been under lease to Homestake. Homestake owns 51% of La Falda and Codelco owns the remaining 49% interest.

         La Falda holds mining properties covering approximately 8,336 acres. Included within those properties is the new Agua de la Falda mine that was developed to mine the 187,000 ounces of oxide reserves discovered by Homestake on the property. The Agua de la Falda mine, which is operated by La Falda, is located approximately three miles northeast of the former El Hueso mine, in the Maricunga District of Chile about 600 miles north of Santiago at an elevation of approximately 12,500 feet. Access to the property is by 14 miles of dirt road.

         Construction of facilities and underground mine development at the Agua de la Falda mine commenced in late 1996. Construction was completed ahead of schedule and below budget at a total cost of approximately $6.5 million. Mining commenced in January 1997 and gold production began in April 1997. The operation utilizes room-and-pillar underground mining. The existing El Hueso facility is used to heap leach the Agua de la Falda ore using the Merrill Crowe process to recover the gold from solution. Homestake's 51% share of production in 1998 was 24,119 ounces compared to 16,023 ounces in 1997. Production of 40,000 to 45,000 ounces (100% basis) annually during 1999 and 2000 is expected.

         Water and power are purchased from Codelco.

         Exploration drilling conducted in 1997 encountered an additional oxide ore zone, adding to proven and probable reserves 300,000 tons of ore at a grade of 0.18 ounces of gold per ton. This additional ore will be mined through the La Falda mine.

         No royalties are payable on the production from the current Agua de la Falda reserves. However, any ores, which may be extracted from the northern area of the property are subject to royalty payment of 1.5% of net smelter returns on production of over one million ounces.

         Drilling and metallurgical testing continues on the much larger Jeronimo deposit, where to date approximately 15 million tons of unoxidized mineralized material (100% basis), at an average grade of 0.160 ounces per ton, have been outlined. Metallugical testwork is underway to develop an economic treatment method. A decline was completed to access the deeper sulfide ore to obtain a large sample of the ore for large scale metallurgical testing.

         In February 1995, the El Hueso mine closed as reserves were depleted. Reclamation of the El Hueso mine site continued during 1998. There is little flora or fauna present in the Maricunga District, and no water sources are located nearby. Nonetheless, continued environmental monitoring will be carried out for a period of time.

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

         Homestake has a 51% share of the following amounts:

                    Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                                           1998                     1997
                                                                      ----------------         ---------------
         Tons of ore (000)                                                        670                   1,290
         Ounces of gold per ton                                                 0.185                   0.167
         Contained ounces of gold (000)                                           124                     215

                           Operating Data (100% Basis)

                                                                           1998                     1997
                                                                      ----------------         ---------------
         Production Statistics:
              Tons of ore leached (000)                                           309                     281
              Ore grade (oz. gold/ton)                                          0.216                   0.172
              Recovery (%)                                                         72                      65
              Gold recovered (000 ozs.)                                            47                      31


         Homestake's Cost per Ounce of Gold Produced:
              Cash operating costs                                               $198                    $213
              Noncash costs                                                        89                      82
                                                                      ----------------         ---------------
              Total production costs                                             $287                    $295

BULGARIA

         In November 1997, Homestake entered into amended agreements with Navan Resources Plc, an Irish public company ("Navan"), regarding the Chelopech gold-copper mine and related processing facilities and exploration activities in Bulgaria. Under the agreements, Homestake purchased for $12 million a 20% interest in Navan Bulgarian Mining BV, a Netherlands company ("Navan BV") and a subsidiary of Navan. Navan BV owns a 68% interest in Bimak AD, the Bulgarian company that owns the ore processing facilities adjacent to the Chelopech mine and that has the exclusive right to purchase ore from Chelopech EAD, the Bulgarian government-owned company that mines the Chelopech ore under the supervision of Bimak AD. In September 1998, Homestake completed its evaluation of the Chelopech mine and concluded that the project did not warrant Homestake's participation under current economic conditions. As a result, Homestake exercised its right to terminate its participation in Navan BV and the Chelopech mine project. In connection with the termination, Navan BV returned to Homestake approximately $11 million of Homestake's investment that had not been expended prior to termination of Homestake participation. Also in connection with that termination, Homestake loaned to Navan $500,000 and has agreed to lend to Navan up to an additional $1 million for Navan's use in connection with Navan's proposed purchase of a 75% interest in Chelopech EAD and privatization of the Chelopech mine. Homestake has the option to convert the loans into Navan Ordinary Shares.

         During November 1997, Homestake purchased a 32% interest in Navan's Bulgarian exploration projects for $4 million. The agreement, as amended in October 1998, gives Homestake the right to invest up to an additional $4 million in the exploration program during the period ending November 2002, which would result in Homestake owning a 50% interest in the exploration program. Homestake has the right to terminate its investment obligation at any time and either limit its investment (and percentage participation) to the level in existence at the time of termination or to transfer its interest to Navan. Also in October 1998, Homestake became the operator of the Bulgarian exploration program.

                                     SULFUR

         Homestake owns an undivided 16.7% interest in the Main Pass 299 sulfur deposit, which at December 31, 1998 contained proven recoverable reserves of approximately 63 million long tons of sulfur. Freeport-McMoRan Sulphur LLC ("FMS") owns the remaining 83.3% of the deposit and is the operator under a joint operating agreement.

         The sulfur deposit is located in the Gulf of Mexico approximately 36 miles east of Venice, Louisiana, in water approximately 210 feet deep. The deposit is approximately 1,500 feet below the sea floor. A royalty of 12.5% of the wellhead value is payable under the terms of the federal sulfur leases.

         The operating agreement provides that each participant pays its share of capital and operating costs, and has the right to take its share of production in kind in proportion to its undivided interest.

         The sulfur deposit is being mined using the Frasch process, a method of extraction which injects high-temperature sea water to liquefy the sulfur, which is then pumped to surface. Initial sulfur production commenced in 1992 and full sulfur production levels of 5,500 TPD were reached in December 1993. Sulfur production averaged 3,800 TPD during 1998, down from 5,200 TPD in 1997. The reduction was in part a planned response to a weakening sulfur market. In addition, in late September 1998, all Main Pass 299 drilling and production operations were shut down for three days in response to adverse weather conditions caused by a hurricane. The shutdown caused nine previously producing sulfur wells to require redrilling. As a result, production levels were lower and unit production costs increased during the fourth quarter of 1998 and these conditions are expected to continue in the first half of 1999. Based on current reserve estimates, projected costs and prices, annual production (100% basis) is expected to average two million long tons over a remaining reserve life currently in excess of 30 years.

         FMS filters, blends, markets and delivers Homestake's share of sulfur production under an agreement having an initial term of ten years from commencement of production in 1992. Homestake can terminate the agreement by giving FMS two years' notice.

         Homestake's realized sales price for sulfur is a blend of various market prices, including the Tampa market, and is net of a 2.625% marketing fee.

         During 1998, continuing low sulfur prices, reduced sales volumes and higher operating costs for both sulfur and oil operations resulted in Homestake recording an operating loss of $5.3 million compared to an operating loss of $3.6 million during 1997.

         In the third quarter of 1997, due to a prolonged period of low sulfur prices and Homestake's current assessment of estimated future cash flows, Homestake wrote off its entire remaining $107.8 million investment in the Main Pass 299 sulfur mine. As a result, Homestake's carrying value of the Main Pass 299 sulfur mine was reduced to zero effective September 30, 1997.

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

         Oil and gas production, which peaked during 1992, is expected to continue to decline over the next few years. Oil production (100% basis) totaled
2.4 million barrels in 1998 compared to 3.3 million barrels in 1997. Homestake's share of remaining recoverable oil reserves at December 31, 1997 is estimated to be 0.7 million barrels after adjusting for the federal royalty and future production due to Chevron. Due to low oil prices, Homestake wrote down the carrying value of the oil property by $0.7 million at September 30, 1998. The remaining carrying value of Homestake's investment in the Main Pass 299 oil and gas property was $1.1 million at December 31, 1998.

         Homestake has a 16.7% share of the following amounts:

                    Year-end Proven and Recoverable Reserves
                                  (100% Basis)

                                                                        1998                    1997
                                                                   ---------------         ----------------
      Tons of sulfur (000)                                                 62,908                   64,287
      Barrels of oil (000)                                                  5,421                    8,738

                       Production Statistics (100% Basis)

                                                                        1998                    1997
                                                                   ---------------         ----------------
      Tons of sulfur (000)                                                  1,378                    1,894
      Barrels of oil (000)                                                  2,428                    3,298




                            Homestake's Per Unit Data

                                                                        1998                    1997
                                                                   ---------------         ----------------
      Average Sales Realization:
           Per ton of sulfur                                                  $59                      $59
           Per barrel of oil                                                   11                       18

      Production Costs:
           Sulfur cash operating costs per ton                                $78                      $66
           Sulfur noncash costs per ton                                         1                        8
                                                                   ---------------         ----------------
           Total production costs                                             $79                      $74

           Oil cash operating costs per barrel                                 $8                      $10
           Oil noncash costs per barrel                                         7                        7
                                                                   ---------------         ----------------
           Total production costs                                             $15                      $17


                       MINERAL EXPLORATION AND DEVELOPMENT

         Total exploration expenses, including exploration activities in and around Homestake's mines, were $55.3 million in 1998 and $65.2 million in 1997. The 1998 and 1997 expenditures do not include approximately $10 million and $7 million of capitalized development drilling primarily at the Plutonic mine and the Darlot mine's Centenary deposit in Western Australia. Expenses related to in-mine definition drilling at Homestake's operating mines are included in the individual mine operating expenses and cost per ounce calculations.

         Of the $55.3 million spent on exploration in 1998, approximately 30% was spent in North America, 43% in Australia, 15% in the Andes in South America and 12% in other international areas. In 1999, the projected exploration budget is $43.1 million; 28%, 49% and 18% of which has been allocated to North America, Australia, and the Andes, respectively, with the remaining 5% to be spent in other international regions.

         Homestake plans to intensify its focus on its biggest and best prospects in 1999. These include several Australian properties recently acquired as part of the Plutonic acquisition, the Eskay Creek mine, and the land positions around the Pinson, Ruby Hill and Agua de la Falda mines.

United States

         Homestake concentrates most of its domestic exploration activities in Nevada and has several major property positions within the northern Nevada gold belts. Specific exploration opportunities are evaluated in other western states and in Alaska on a case-by-case basis. Exploration expenses in the United States totaled $11.5 million in 1998 and $13.9 million in 1997. During 1999, $8.1 million has been budgeted for the United States.

         At the 50%-owned Pinson property, managed by Homestake, 1998 and 1997 expenditures were $1.6 million and $2.4 million, respectively (Homestake's share), the latter including $0.7 million of in-mine target drilling. A further $1.5 million (Homestake's share) has been budgeted for 1999. Drilling in 1998 included the probing of broad structural and stratigraphic targets along the pediment north of the mine complex and follow-up around several deep, mineralized intercepts drilled under the CX Pit in 1997. The deep drilling has outlined an interweaving system of structurally controlled oxide and sulfide gold zones extending over a strike length of 1,900 feet and a vertical interval of at least 1,500 feet. Gold grades range from 0.2 oz/ton to in excess of 1 oz/ton, and the system is open. Additional step-out drilling is planned in 1999 as well as further testing of pediment targets.

          The Company spent $2 million in 1998 at the Ruby Hill property, drill testing a total of five target areas. Low-grade gold mineralization was encountered in several holes and follow-up drilling is planned. Four additional targets have been selected for drill testing in 1999 within a planned budget of $1.5 million.

         Exploration expenditures at the 25%-owned Round Mountain property totaled $0.5 million in 1997 and $0.3 million in 1998 (Homestake's share). Two broad drill targets, that were tested beneath shallow pediment cover north of the mine area, returned some low-grade gold values. A further $0.3 million (Homestake's share) of drilling is planned in 1999.

         At the 33%-owned Marigold mine property, Homestake's share of exploration expenditures was $0.4 million in 1998 and is expected to be $0.3 million in 1999. In 1998, a significant tonnage of mill-grade mineralization was discovered in the Terry Zone, and 1999 drilling will attempt to expand this new reserve along strike.

         Exploration at the Homestake mine properties totaled $1.8 million in 1998 and $2.1 million in 1997. A budget of $0.6 million has been approved for 1999. Systematic drilling into untested segments of historic ore zones added potentially mineable resources above the 4850 foot level and further extension and infill drilling is planned for 1999. A near-surface target located 5 miles northwest of the existing open pit was drilled late in 1998 and additional testing will be considered in 1999.

         Two new properties in Nevada, the Mud Springs project and the Bonita Canyon project, were acquired and reconnaissance drilled in 1998. The Mud Springs project is located on the Battle Mountain/Eureka trend approximately 9 miles north of the Pipeline deposit, and the Bonita Canyon project is located 25 miles northwest of Round Mountain. Gold mineralization was intersected on both projects and further drilling is planned in 1999.

         Target drilling was completed on the Pioche project in Nevada. Results were disappointing and the project was abandoned.

Australia

         Homestake's exploration efforts in Australia continued at a high level in 1998, following the acquisition of Plutonic and its large assemblage of properties, including many in the prolific Yilgarn province of Western Australia. It is anticipated that 45-55% of the Company's total exploration budget will be allocated to Australia over the next several years. Exploration expenditures in 1998 were $23.3 million compared to 1997 expenditures of $25.6 million.

         In Western Australia, Homestake is exploring at over 65 project areas, most of which are in Archaean greenstone belts. The ten projects described below currently are the most important.

         On the 80%-owned Mt Morgans tenements, 1998 exploration expenditures were $2.6 million and are expected to be $2 million in 1999. Systematic drilling on 250 foot centers was completed at the newly discovered Just-In-Case gold deposit, which is contiguous with and part of the adjacent Granny Smith Joint Venture's Wallaby deposit. The Just-In-Case deposit potentially is surface mineable and comprises a series of stacked siliceous gold lodes dipping gently to the south. Several additional targets have been generated in the local area and elsewhere on the tenement block and these will be drill tested in 1999.

         At the Lawlers mine property, exploration in 1998 totaled $1.9 million and the budget for 1999 has increased to $2.1 million. Along the three-mile long Glasgow Lass trend on the west side of the property, surface and underground drilling in 1998 produced positive results and has increased the amount of mineralized material. Broader reconnaissance drilling along previously untested portions of the trend and on parallel geologic zones intersected ore-grade gold values in several areas. In 1999, drilling will proceed on several programs simultaneously, including infill and extension drilling of identified resource blocks, offset drilling around new exploration intercepts, and first pass testing in a number of target areas. On the east side of the Lawlers property, potential open-pit gold mineralization was intersected at the Leviathan North prospect and a program of extension and infill drilling is planned for 1999. Several other targets on the property remain to be evaluated.

         Exploration expenditures in the Plutonic mine area totaled $1.9 million in 1998. Targets tested included the mine sequence stratigraphy down dip from the Plutonic West sulfide lode system and several areas of potential oxide mineralization. In December 1998, Homestake purchased the large, adjoining Marymia property for $8.7 million. The Marymia property contains several areas of partially defined mineralization containing 8.6 million tons of mineralized material at a grade of 0.09 ounces per ton and holds excellent potential for additional gold discoveries. Homestake now controls the entire Marymia greenstone belt, which it considers to be a long-term exploration play. The 1999 budget for the combined Plutonic/Marymia properties is $3.9 million.

         Intensive exploration continues on the Darlot property, especially for additional Centenary-type mineralization. Expenditures totaled $2.2 million in 1998 and were directed at drilling along strike from the mine operations and evaluating favorable host-rock formations in several locations. An area of potentially significant, near-surface oxide mineralization encountered just north of the mine will be followed up in 1999 along with ongoing regional target drilling. The 1999 budget is $2.2 million.

         Lachlan has acquired the rights to nongold mineralization on 23 of the Bellevue tenements subject to a 25% net profits interest to Homestake. During 1998, an exploration program conducted by Lachlan at the Mt Goode nickel prospect intersected disseminated sulfides assaying 1.01% of nickel over 660 feet.

         Homestake's share of exploration expenses at the 50%-owned Kalgoorlie operations was $1 million in 1998 and is expected to be approximately $1.4 million (Homestake's share) in 1999. In 1998 surface and underground drilling was carried out on targets west of the Mt Charlotte mine. Surface drilling also was carried out on a number of targets within the Kalgoorlie South Joint Venture.

         At the Kundip project area, Homestake spent $1.5 million in 1998. In excess of twelve targets have been selected for drill testing in 1999 under an area-wide budget of $1.5 million.

         In eastern Australia, Homestake controls three major projects; two in Queensland and one in New South Wales.

         At the Twin Hills, where Homestake is earning an initial 65% interest, the Company spent $0.8 million in 1998 and plans to spend $1.7 million in 1999. The project contains two partially explored centers of epithermal gold mineralization characterized by broad sections of low to medium grade material and associated narrow sections of extremely high grade. The two deposits lie approximately five miles apart along a regional lineament where a series of additional geophysical and geochemical targets recently have been generated. These targets will be drill tested in 1999 along with further extension drilling to expand the existing deposits.

         In 1998, $1.4 million was spent at the new Agate Creek project, including acquisition costs. The 1999 budget is $0.7 million. Preliminary drilling at the end of 1998 on the Sherwood target encountered extensive gold mineralization including some significant near-surface intersections. Plans for 1999 include offset drilling at the Sherwood target plus the evaluation of other targets on the property.

         The 54.5%-owned Junction Reefs project is located adjacent to and along geologic trend from Newcrest's large Cadia gold-copper project which came into production in 1998. Exploration expenditures in 1998 were $0.8 million, and $0.6 million of work is planned for 1999. The property contains anomalous gold-copper mineralization spread over several broad areas within which Homestake has been searching for Cadia-type deposits. Three current targets remain to be tested in 1999.

Other International

         Homestake explores in a number of other countries outside the United States and Australia, including Canada, Chile, Argentina, Brazil, Bulgaria and Poland. Exploration expenses were $25.7 million in 1997, and $20.3 million in 1998, and $13.9 million of expenditures are planned in 1999.

         Homestake's Canadian exploration spending in 1998 and 1997 (including expenditures by Prime) was $5 million and $8.4 million, respectively. The 1999 Canadian budget is $3.9 million.

         The principal project in Canada is in the Eskay Creek District, where drilling has been ongoing to increase the size of the existing deposits, explore for repetitions in the general mine environment and drill test favorable geologic settings on Homestake's overall land position. Exploration spending was $3.6 million in 1997, $3.5 million in 1998 and is expected to be $2.9 million in 1999. Substantial additions to reserves and mineralized material were made to the 21B and 21C zones in 1998. Although rock sequences similar to those at the mine were confirmed at several more distant sites, no significant mineralization has been encountered to date. The staking of several new claims on open ground down dip from the main 21B deposit will provide additional priority exploration targets for 1999.

         In the Andes, Homestake explores for gold in northern Chile, northwestern and southern Argentina and selected belts in Peru. During 1998 and 1997, $8.1 million and $7.7 million was spent, respectively, and $7.9 million of expenditures are planned during 1999.

         Exploration at the 51%-owned Agua de la Falda project in Chile totaled $2.1 million in 1998 and $2 million in 1997 (100% basis). The budget for 1999 is $2.1 million (100% basis). Feasibility work on the Jeronimo sulfide gold deposit resulted in expenditures of $0.6 million and $2.2 million in 1997 and 1998, respectively, and $3.0 million has been budgeted for 1999. During 1998, a small addition was made to the oxide reserves. Preliminary infill drilling at the

Upper Jeronimo deposit further defined the resource, supplied additional material for bench scale metallurgical tests and provided the necessary geotechnical control for a 2300 foot long exploratory decline. The decline was driven into the core of the Upper Jeronimo deposit to extract a bulk sample for an on-site, pilot-scale, bio-oxidation heap leach test to be conducted in 1999. Additional broad spaced offset drilling extended the size of the Lower Jeronimo deposit in several directions and the deposit is still open. Further infill and extension drilling at Jeronimo will be considered once the metallurgical testing is completed. The initial exploration program for 1999 will drill test several other targets on the property.

         In 1998, Homestake acquired all of Western Mining Company's holdings (850,000 acres) in the Jurassic volcanic belts of Chubut, Rio Negro and Santa Cruz provinces of southern Argentina, known as the Patagonia project. During 1998, $0.5 million was spent on land acquisition and preliminary work at the Patagonia project. A further $0.7 million program is planned for 1999 to follow up on known gold occurrences and complete a first pass evaluation of other high-priority areas.

         In Northern Latin America in 1998, Homestake closed down its activities in Venezuela and French Guiana and disposed of the El Foco and St. Pierre projects. A limited exploration program continued in Brazil. Expenditures in the general region were $2.8 million in 1998 and $8.1 million in 1997, but are expected to decrease to $0.4 million in 1999.

         The   Tapajos   grassroots   project  in  northern   Brazil   generated
disappointing results and the focus in 1999 will be the evaluation of advanced opportunities in selected mining districts.

         In 1998, Homestake significantly increased its involvement in Eastern Europe. Following the November 1997 acquisition of a 32% interest in Navan's Bulgarian exploration projects for $4 million, the Company entered into a joint venture with Carpathian Gold, Ltd. during 1998, to explore the Bomboly property in northeastern Hungary and continued the joint venture with FX Energy, Inc., to investigate the gold potential of southern Poland. During 1998, the Company spent $4.5 million in Eastern Europe compared to $1.4 million (excluding the $4 million Navan purchase) in 1997. The Company has budgeted $1.8 million of expenditures in 1999.

         No economic gold mineralization was found in the five targets drilled in Bulgaria but three targets are being prepared for drilling in 1999 and a new, high priority property is under negotiation. Twelve holes were drilled in the Bomboly project in Hungary but the gold tenor was of insufficient interest to continue. In Poland, several potential target areas were tested with surface surveys and many historic gold occurrences were investigated. The regional evaluation is planned to continue in 1999.


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

INFORMATION ON RESERVES

         Gold

         The proven and probable gold ore reserves stated in this Report on Form 10-K reflect estimated quantities and grades of gold in in-situ deposits and in stockpiles of mined material that Homestake believes can be recovered and sold at prices sufficient to recover the estimated future cash costs of production and remaining investment. The estimates of cash costs of production are based on current and projected costs. Estimated mining dilution has been factored into the reserve calculations. Homestake used gold prices of $325 and $350 per ounce in calculating reserves at December 31, 1998 and 1997, respectively. Homestake used a price of $325 per ounce of gold in its mine-by-mine evaluation of mining properties at December 31, 1998. Homestake used gold prices of $325 and $350 per ounce in its mine-by-mine evaluation of short-lived and long-lived mining properties, respectively, at December 31, 1997.

         Silver

         The proven and probable silver ore reserves have been calculated on the same basis as gold ore reserves, except that silver reserves at December 31, 1998 and 1997 are based on an assumed price of $5.00 per ounce.

         Sulfur

         Homestake's proven sulfur reserves represent the quantity of sulfur in the Main Pass 299 deposit for which geological, engineering and marketing data give reasonable assurance of recovery and sale under projected economic and operating conditions.

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


                      OVERVIEW OF AUSTRALIAN, CANADIAN AND
                    UNITED STATES REGULATION OF MINING RIGHTS

Australia

         The mining of hard rock minerals in Australia is regulated by State or Territory legislation and regulation which is administered by a responsible government department within each jurisdiction. Each State and Territory has its own separate mining regime and there is little uniformity of legislation and regulations on an Australia-wide basis. In all States and Federal Territories, gold, silver and uranium belong to the Crown. As a general rule, the Crown is also vested with ownership of other minerals. Private ownership can, however, occur in all Australian jurisdictions other than in South Australia and the Northern Territory. In general, rights to explore, mine and produce minerals are granted by the State or Territory government where those rights are sought.

         In general, exploration is authorized by statutory title with some jurisdictions providing for exploration titles with varying rights and fees, according to the amount of samples that may be extracted. Such titles are usually granted for relatively short periods and, in some cases, only upon approval by the relevant government department of a program of work and expenditure or subject to minimum expenditure commitments.

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

         See "Risks of Native Title Claims - Australia" included in the Risk Factors section included elsewhere in Part I of this Form 10-K.

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

         In some areas there are mineral rights that are privately owned, the rights having been previously alienated by governmental action. In the case of privately held mineral rights, the owner is free to negotiate terms on which mining may take place. If the surface and minerals are held by different persons, negotiations between the surface and mineral rights holder will be required if the matter is not governed by preexisting agreements. In some jurisdictions disagreements over rights of surface use may be resolved by a government agency having authority to determine use and compensation.

         See "Risks of Native Title Claims - Canada" included in the Risk Factors section included elsewhere in Part I of this Form 10-K.

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


                              ENVIRONMENTAL MATTERS

         General

         Homestake has a policy of conducting extensive environmental audits of its operations in order to minimize the impact of its operations on the environment and to monitor compliance with applicable environmental laws and regulations. A committee of the Homestake Board oversees the establishment and implementation of environmental policy. Environmental audits are conducted on a regular basis with the objective of auditing each operation at least once every three years.

         Homestake makes capital expenditures to minimize the effects of its operations on the environment. Capital expenditures primarily are for the purchase or development of environmental monitoring equipment and containment of tailings and waste rock. In 1998, these expenditures totaled approximately $3 million compared to $18 million in 1997. Homestake estimates that during 1999 capital expenditures for such purposes will be approximately $4 million and that during the five years ending December 31, 2003, such capital expenditures will be approximately $12 million.

         Homestake also incurs operating costs to minimize the effects of its operations on the environment, including current reclamation costs, costs for environmental monitoring and studies to identify and quantify environmental impacts, if any, and accruals for remediation and future reclamation expenditures. Such expenses totaled approximately $55 million in 1998, compared with approximately $30 million in 1997. Homestake estimates that environmental and related operating costs in 1999 will be approximately $26 million. The above amounts exclude expenditures related to the Company's discontinued uranium operations.

         Under applicable law and the terms of permits under which Homestake operates, Homestake is required to reclaim land disturbed by its operations. In the mining industry, most reclamation work takes place after mining and related operations terminate. Homestake has adopted a policy of conducting reclamation concurrently with mining operations where practical. As a result, an increasing amount of reclamation is being conducted simultaneously with mining. At December 31, 1998 and 1997, Homestake had accrued $131 million and $92 million, respectively, for future reclamation and related costs. With respect to nonoperating properties, Homestake believes that it has fully provided for all remediation liabilities and for estimated reclamation and site restoration costs. Homestake's provisions are evaluated regularly and adjusted when necessary. At September 30, 1997 Homestake determined that it was necessary to increase the reclamation accruals at certain of its nonoperating properties including the Santa Fe mine in Nevada, the Nickel Plate mine in Canada and the Grants uranium complex in New Mexico to reflect revised estimates, changed conditions and more stringent future reclamation requirements. Accordingly, a charge of $29.1 million was recorded at that time. At September 30, 1998, Homestake recorded an additional provision for estimated environmental and reclamation costs for historical operations at the Homestake mine in the amount of $35 million. Homestake charges reclamation costs incurred in connection with its exploration activities as expenses in the year in which incurred. For mining operations, Homestake provides for final reclamation on a units-of-production basis over the individual operating mine lives.

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

         CERCLA

         The United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") imposes heavy liabilities on any person who is responsible for an actual or threatened release of any substance classified as hazardous, including liability for oversight costs incurred by the EPA. Legislative proposals and congressional hearings for CERCLA reauthorization have occurred in 1994 through 1997.

         Whitewood Creek

         Beginning in the nineteenth century, mining companies operating in the Black Hills of South Dakota, including Homestake, placed mine tailings in Whitewood Creek in western South Dakota. Some tailings placed in Whitewood Creek eventually flowed downstream. Placement of mine tailings into Whitewood Creek was authorized by the laws of the United States, the Dakota territory and the State of South Dakota, and Whitewood Creek was later specifically designated by the State of South Dakota as a disposal stream for mine tailings and for the disposal of raw sewage and other municipal waste. Consequently, all mine tailings placed by Homestake in Whitewood Creek were placed there with the consent and encouragement of the State of South Dakota and the United States government and in compliance with applicable laws. In response to changes in legal requirements, Homestake ceased the placement of mine tailings into Whitewood Creek in 1977 and for more than 21 years the Homestake mine has placed, in a tailings storage facility, all mine tailings that are not redeposited in the mine.

         In 1983, the EPA designated an 18-mile stretch of Whitewood Creek and adjacent land as a superfund site and placed it on the National Priorities List ("NPL") under CERCLA. The EPA asserted that the discharges of tailings by mining companies, including Homestake, contaminated the soil and streambed. During the period from 1982 through 1990, extensive studies of the superfund site were conducted at Homestake's expense to identify any public health and environmental issues related to the site and appropriate remedial action. In August 1990, Homestake signed a consent decree with the EPA in United States of America v. Homestake Mining Company of California, U.S. Dist. Ct., W.D.S.D., Civ. Action No. 90-5101. Under the consent decree, Homestake conducted remedial work at its expense and also reimbursed the EPA for its oversight costs. Remedial fieldwork was completed in 1993. The decree also provided for the three counties in which the property is located to enact institutional controls which would limit the future use of the property included within the area of the superfund site. Institutional controls were adopted in all three counties. In addition, Homestake offered to purchase all properties along Whitewood Creek that were affected by the institutional controls. Approximately $3 million has been spent to date to acquire property along Whitewood Creek and the Company estimates that the total cost for purchasing all of the remaining affected property would be an additional $3 million. These costs are expensed as and when incurred.

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

         On September 25, 1997 the State of South Dakota filed an action against Homestake, State of South Dakota v. Homestake Mining Company of California, U.S. Dist. Ct., W.D.S.D., Civ. Action No. 97-5078. In the complaint, the State of South Dakota alleged that Homestake disposed of mine tailings in Whitewood Creek and that such disposal resulted in injuries to natural resources in Whitewood Creek and downstream in the Belle Fourche River, the Cheyenne River and Lake Oahe on the Missouri River (the "NRD Site"). The complaint also alleged that the State of South Dakota incurred assessment costs. The State of South Dakota claims that it is a trustee authorized under CERCLA to bring such action. The complaint also contained a pendent state law claim, alleging that the tailings placed in Whitewood Creek constitute a continuing public nuisance in and around the NRD Site downstream from Whitewood Creek. The complaint asks for abatement of the nuisance, damages in an unascertained amount, costs and interest.

         In its answer to the state complaint, Homestake denied that there has been any continuing damage to natural resources or nuisance caused by Homestake as a result of the historical placement of tailings in Whitewood Creek. Among other defenses, it is also the position of Homestake that as a result of the State of South Dakota's ownership of Whitewood Creek and designation of Whitewood Creek as an authorized disposal site under state authority, the State of South Dakota was and is the owner and operator of the waste disposal facility and is responsible for all past and future damages and any continuing nuisance resulting therefrom. Homestake has also counterclaimed against the State of South Dakota seeking cost recoupment, contribution and indemnity from the State of South Dakota, in its capacity as an owner and operator of a disposal facility, and for expenses previously incurred and to be incurred in the future with respect to Whitewood Creek and downstream areas.

         On November 25, 1997, the United States government and the Cheyenne River Sioux Tribe (the "Federal Trustees") filed an action against Homestake, United States of America et al. v. Homestake Mining Company of California, U.S. Dist. Ct, W.D.S.D., Civ. Action No. 97-5100. This action relates to the matters which are the subject of the federal cause of action brought by the State of South Dakota, described above, with respect to the NRD Site. The complaint seeks response costs and damages in unspecified amounts, costs and attorneys fees.

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

         In the opinion of Homestake, there is no basis for the claims by the State of South Dakota or by the federal government and the Cheyenne River Sioux Tribe. Homestake is also of the opinion that it has valid defenses and counterclaims against the State of South Dakota, the United States government and the Cheyenne River Sioux Tribe, as well as potential counterclaims and crossclaims against other governmental entities and agencies, and other persons who participated in ownership and/or operation or otherwise encouraged use of Whitewood Creek as a waste disposal site, who disposed of waste in the NRD Site, or who have owned property or otherwise conducted activity within the NRD Site which may have contributed to any alleged damage. Homestake does not believe that resolution of these matters will have a material adverse effect on its business or financial condition or results of operations.

         Homestake, the State of South Dakota, the Federal Trustees and the Cheyenne River Sioux Tribe are engaged in settlement discussion with respect to these actions. If settlement is not achieved, Homestake intends to vigorously defend these actions and to seek cost recoupment, contribution and indemnity from the State of South Dakota, federal, state and other government entities and agencies, and other persons who participated in ownership and/or operation or otherwise encouraged use of Whitewood Creek as a waste disposal site, who disposed of waste in Whitewood Creek or its receiving waters, or who have owned property or otherwise conducted activities which may have contributed to any alleged damage in the NRD Site.

         Grants Tailings

         Homestake's closed uranium mill site near Grants, New Mexico is listed on the NPL. The EPA asserted that leachate from the tailings contaminated a shallow aquifer used by some of the residents in adjacent residential subdivisions. Homestake paid the cost of extending the municipal water supply to the subdivisions. Homestake also has operated a water injection and collection system since 1976 that has significantly improved the quality of the aquifer. The estimated costs of continued remediation are included in the accrued reclamation liability. Homestake has settled with the EPA concerning its oversight costs for this site. Homestake signed a Consent Decree with the EPA related to the ground water issues and an Administrative Order on Consent ("AOC") for radon studies of the adjacent subdivisions. The radon studies in the subdivisions determined that there was no contamination or impact. The work required by the Consent Decree and AOC has been completed and both have been terminated.

         Under Nuclear Regulatory Commission ("NRC") regulations, the decommissioning of the uranium mill tailings facilities is in accordance with the provisions of the facility's license. The facility license sets the closure of the two tailings impoundments as 2004 and 2013, subject to extension under certain circumstances. The NRC and EPA signed a Memorandum of Understanding in 1993 which has established the NRC as the oversight and enforcement agency for decommissioning and reclamation of the site. Mill decommissioning was completed in 1994 and final closure of the Grants large tailings site is scheduled for completion in 2003. During 1998, Homestake incurred approximately $3.7 million of reclamation expenditures at the Grants facility and approximately $4 million is planned to be expended during 1999.

         Title X of the Energy Policy Act of 1992 (the "Energy Policy Act") and subsequent amendments to the Energy Policy Act authorized appropriations of $335 million to cover the Federal Government's share of certain costs of reclamation, decommissioning and remedial action for by-product material (primarily tailings) generated by certain licensees as an incident of uranium sales to the federal government. Reimbursement is subject to compliance with regulations of the Department of Energy ("DOE"), which were issued in 1994. Pursuant to the Energy Policy Act, the DOE is responsible for 51.2% of the past and future costs of reclaiming the Grants site in accordance with NRC license requirements. Through December 31, 1998 Homestake had received $25.6 million from the DOE and the balance sheet at December 31, 1998 includes an additional receivable of $8.2 million for the DOE's share of reclamation expenditures made by Homestake through 1998. Homestake believes that its share of the estimated remaining cost of reclaiming the Grants facility is fully provided in the financial statements at December 31, 1998.

         In 1983, the State of New Mexico filed claims against Homestake for natural resource damages resulting from the Grants site. The State has taken no action to pursue the claims.

         Lead



         Prior to May 1986, Homestake Lead Company of Missouri ("HLCM"), a wholly-owned subsidiary of Homestake, was a joint venturer and partner with subsidiaries of AMAX, Inc. ("AMAX") in the production of lead metal and lead concentrates in Missouri. In May 1986, HLCM acquired AMAX's interest in the Missouri facilities and operations and agreed to assume certain limited liabilities of AMAX in connection with the Missouri facilities. In June 1991, HLCM and AMAX were notified of a potential claim by the Jackson County, Mississippi Port Authority for contamination of soil and water alleged to have resulted from storage and shipment of lead dross at the Port of Pascagoula prior to May 1986. Since that time, a number of other lead producers and former lead producers have also been so notified. The Port of Pascagoula is taking primary responsibility for conducting an investigation of the site, but the Port of Pascagoula also has made claims for reimbursement against customers whose material was stored at and shipped through the site. As a result of subsequent investigations conducted by Homestake and others, Homestake believes that most of the material at the Pascagoula site, as well as the material primarily responsible for any contamination, is lead concentrate. Based on a review of shipping records to date, less than half of the lead concentrate shipped through the Port of Pascagoula was produced and sold for the account of Homestake. The State of Mississippi Department of Environmental Quality is reviewing the investigation efforts and remediation plans that are being developed by the Port Authority. Based on information currently available, Homestake believes the remediation costs should not exceed $1 million. Homestake's position is that the Port Authority is primarily responsible for the cost of remediation as owner of the property and as lessor with the ability to control the activities of the stevedoring company, and also because the Port Authority contributed to the contamination by moving stored material from a storage building and depositing it on the ground. Homestake believes that any future costs it may incur in connection with this matter will not be material.

         Foreign Operations

         Except for the instances described above in respect of the individual properties, Homestake believes that its foreign operations comply with applicable laws, regulations and permit conditions and has no knowledge of any significant environmental liability or contingent liability resulting from its foreign operations. Homestake expects that environmental constraints in foreign countries will become increasingly strict.

                                  RISK FACTORS

         The following risk factors should be considered in conjunction with the other information included in "Cautionary Statements."

Risks Inherent in Gold Exploration, Development and Production

         The business of gold exploration, development and production by its nature involves significant risks. Among other things, the business depends on successful location of reserves and skillful management. Gold exploration is highly speculative in nature, involves many risks and frequently is non-productive. Once mineralization is discovered and determined to be economically recoverable, it usually takes a number of years from the initial phase of exploration until production commences, during which time the economic feasibility of production may change. Substantial expenditures are required to establish reserves through drilling, to determine means of production and metallurgical processes to extract the metal from ore and, in the case of new properties, to construct mining and processing facilities.

         Mining is subject to a variety of risks and hazards, including rock falls and slides, cave-ins, flooding and other weather conditions, and other acts of God. Homestake maintains and intends to continue to maintain, property and liability insurance consistent with industry practice, but such insurance contains exclusions and limitations on coverage. For example, coverage for environmental liability generally is limited and may be totally unavailable. There can be no assurance that insurance will continue to be available at economically acceptable premiums. Production costs also can be affected by unforeseen changes in ore grades and recoveries, permitting requirements, environmental factors, work interruptions, operating circumstances, unexpected changes in the quantity or quality of reserves, unstable or unexpected ground conditions, and technical issues.

         Substantially all of Homestake's gold production and significant exploration activities take place in the United States, Australia and Canada, all of which historically have experienced relatively low levels of political and economic risk. Homestake also produces gold in Chile and conducts exploration activities in Eastern Europe, Argentina, Brazil, Chile and the Andean region of South America. These regions generally have higher levels of political and economic risk than the United States, Australia and Canada, including greater potential for government instability, uncertainty of laws and legal enforcement and compliance, defects in or uncertainty as to title to mining property, expropriation of property, restrictions on production, export controls, currency non-convertibility, fluctuations in currency exchange rates, inflation and other general economic and political uncertainties.

Risks of Gold and Silver Price Fluctuations and Hedging Activities

         The results of Homestake's operations are affected significantly by the market price of gold and, to a lesser extent, the market price of silver. The markets for gold and silver are worldwide markets. Gold and silver prices are subject to volatile price movements over short periods of time and are influenced by numerous factors over which Homestake has no control, including expectations with respect to the rate of inflation, the relative strength of the United States, Canadian and Australian dollars, interest rates, global or regional political or economic crises, demand for jewelry and industrial products containing gold and silver, speculation, and sales by central banks and other holders and producers of gold and silver in response to these factors. During 1998 and 1999 to date, the price of gold generally has been below $300 per ounce. After increasing to approximately $7.81 per ounce in February 1998, the price of silver has dropped significantly, to as low as $4.69 per ounce during 1998.

         The following table shows the reported annual high, low, average and end of the period afternoon fixing prices of gold per ounce and silver per ounce in US dollars on the London Bullion Market.

                                                              Years Ended December 31,
---------------------------------------------------------------------------------------------------
                                               1998          1997      1996       1995        1994
                                               ----          ----      ----       ----        ----
---------------------------------------------------------------------------------------------------
Gold
   High...........................                $313       $367      $416        $397       $398
   Low............................                 273        283       367         372        370
   Average........................                 294        331       388         384        384
   Period End.....................                 287        290       369         387        383
Silver
   High...........................               $7.81      $6.27     $5.83       $6.04      $5.75
   Low............................                4.69       4.22      4.71        4.41       4.64
   Average........................                5.54       5.17      5.19        5.19       5.28
   Period End.....................                5.01       5.95      4.73        5.11       4.87

         The supply of gold and silver includes a combination of new mine production, recycling of industrial products containing gold and silver, and sales from existing stocks of bullion and fabricated gold and silver held by governments, public and private financial institutions, and individuals.

         In general, hedging enables a gold and silver producer to fix a future price for hedged gold and silver that generally is higher than the then current spot price. However, to the extent that sales of future production are hedged, the ability to realize future increases in prices may be reduced subject to the producer's ability to extend the expiry dates of the hedge contracts.

         Homestake has adopted a gold and silver hedging policy under which Homestake, in appropriate circumstances, may enter into forward-sales transactions for up to 30% of its gold and silver production in each of the subsequent ten years (five years for silver) at prices in excess of certain targeted prices. Homestake may also use, in appropriate circumstances, combinations of put and call option contracts, which provide an effective price floor for sales. To the extent Homestake has not hedged its production in forward-sales transactions or established price floors, its profitability is fully exposed to fluctuations in the current price of gold and silver in world markets.

         Homestake's results also are affected to a lesser degree by the market prices for sulfur and for crude oil. Sulfur prices are affected principally by the demand for fertilizer and the availability of by-product sulfur recovered during the refining and processing of oil and natural gas. Crude oil prices are affected principally by supply and demand for gasoline and fuel oil as well as global or regional political or economic crises.

Risks Associated with Reserve Realization

         Gold and silver reserves reported by Homestake reflect estimated quantities and grades of gold and silver in deposits and in stockpiles of mined material that Homestake believes can be mined, processed and sold at prices sufficient to recover the estimated future cash costs of production, remaining investment and anticipated additional capital expenditures. Reserves are estimates based upon drilling results, past experience with mining properties, experience of the person making the reserve estimates and many other factors. Reserve estimation is an interpretive process based upon available data.
Further, reserves are valued based on estimates of future costs and future prices. Homestake's gold reserves at December 31, 1998 are based on an assumed price of $325 per ounce. Gold reserves at December 31, 1997 are based on an assumed price of $325 per ounce for short-lived operations, and $350 per ounce for other operations. Silver reserves at December 31, 1998 and 1997 at the Eskay Creek mine are based on an assumed price of $5 per ounce.

         Actual quality and other characteristics of ore deposits and gold and silver prices will differ from the assumptions used to develop reserves. Such differences may be significant.

         Sulfur and oil reserve realization is subject to similar risks. In the third quarter of 1997, Homestake wrote off its entire sulfur mine investment in light of the continued depressed world market for sulfur.

Risks of Government Regulation of Mining

         Homestake's mining operations are subject to extensive regulation governing development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters. Some jurisdictions also require or may in the future require the payment of royalties. Changes in regulations can have material impacts on anticipated levels of production, costs and profitability. It is possible that exploration, or development or operation of a mine, may be delayed or terminated as a result of the inability to obtain all required permits and government approvals on an economic basis, or the imposition of royalty payments or other government regulations.

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

Risks of Currency Fluctuations

         Gold and silver are sold throughout the world principally based on the US dollar price, but operating expenses of gold and silver mining companies generally are incurred in local currencies. Homestake's operations principally are based in the United States, Canada and Australia. Homestake engages in currency hedging in Canadian and Australian dollars to protect against significant currency fluctuations relative to the US dollar.

Risks of Native Title Claims

Australia

         The decision of the High Court of Australia in 1992 in Mabo and Others v Queensland (No. 2) recognized traditional native title rights to land. That decision and the Racial Discrimination Act raised the possibility that mining and exploration tenements granted by the Crown after October 31, 1975, over areas in which there were existing native title rights might be invalid to the extent of any inconsistency with those native title rights. In 1996, the High Court held in The Wik Peoples v Queensland that the grant of pastoral leases will not necessarily extinguish native title rights. (Many mining leases have been granted over areas of pastoral leasehold.)

         The Commonwealth and the States of Australia have passed legislation in relation to native title which provides for native title claims to be made. Some of this legislation is subject to amendments currently before Parliament. The legislation provides for a right to negotiate before the grant or renewal of certain tenements (other than renewals of tenements as of right, in accordance with the terms of their original grant) after January 1, 1994. Negotiations must take place between the native title holders or claimants, the grantee party and the government party. The native title legislation also validates mining tenements granted before January 1, 1994 and suspends native title over the mining tenements area. Any compensation for the suspension is payable by the government that granted the tenement.

         In July 1998, the Native Title Amendment Act was passed by both houses of the Australian Parliament. The legislation came into operation on September 30, 1998, although in some respects it operates retroactively. The Act makes significant changes in the regime governing native title in Australia. Among other things, the new law (i) transfers the determination of native title claims to the Australian Federal Courts; (ii) requires that native title claims be registered in compliance with specified requirements in order to qualify for the right to negotiate; (iii) permits registration of claims to be delegated to State bodies; and (iv) permits States to validate all titles issued between January 1, 1994 and December 23, 1996 on land which was the subject of freehold or leasehold title. Homestake cannot predict the extent to which the new law will impact its operations, but it is generally expected that the new law will facilitate and accelerate resolution of many native title issues and eliminate some uncertainties.

         There are a number of native title claims relating to the area of Homestake's 50% owned Kalgoorlie operations, but the validity of those claims has not been determined. In any event, all of the mining leases with respect to active mining operations at Kalgoorlie are pre-1994 leases and therefore native title claims will not affect their validity. There also are native title claims relating to areas in which Homestake's other Australian mining operations are conducted, but the validity of these claims also has not been determined. In any event, with the one exception described below, all of the other production mining leases are pre-1994 leases and their validity is not affected by native title claims.

         One production mining lease was granted between January 1 and March 15, 1995, when Western Australia did not comply with the requirement of negotiation in granting these titles. Although there have been no decisions on the point to date, titles granted during that period may be open to challenge on native title grounds. If such titles are found to be invalid due to native title, the State of Western Australia has indicated that it will facilitate regrants and pay any compensation due to aggrieved native title parties.

         Some of Homestake's exploration tenements in Australia are subject to multiple native title claims. Should Homestake be successful in its exploration activities in these areas and seek to convert its interests to mining leases, it will be necessary to comply with the right to negotiate provisions of the Native Title Act and any agreement reached as a result of negotiations may include provisions with respect to payment of compensation by Homestake to the native title claimants. If agreement cannot be reached and the matter has to be determined by the National Native Title Tribunal, the National Native Title Tribunal is entitled to include, in its determination as to whether or not the titles may be granted, conditions with respect to compensation of native title claimants. Under certain circumstances the negotiation process and grants of title will be subject to the jurisdiction of State bodies. The requirements for negotiation and the possibility of a requirement to pay compensation may result in delay and increased costs for mining in the affected mining areas.

Canada

         In the Delgamuukw decision in December 1997, the Supreme Court of Canada (the "Supreme Court") affirmed that aboriginal tribal groups continue to have aboriginal rights in lands in British Columbia used or occupied by their ancestors in 1846. Those rights may vary from rights of limited use up to aboriginal title. The decision has created uncertainty regarding property rights in Canada (including mineral and other resource rights), particularly in British Columbia and other areas where treaties were not concluded with aboriginal groups. The Supreme Court stated these principles in broad terms, and did not apply them to any particular lands. The decision also did not address how aboriginal rights or title are to be reconciled with property and tenure rights previously sold or granted by the government. The Supreme Court did confirm that the extent of the aboriginal rights (including whether the rights rise to the level of aboriginal title) will depend on, among other things, the extent of prior aboriginal use and occupation. The Supreme Court also stated that, depending on the nature of the aboriginal rights, consultation with and compensation to (and possibly consent of) aboriginal groups may be required in connection with sales of government-owned land or granting of mining, forestry and other rights to use government-owned land. The Supreme Court indicated that rights of compensation derive from the government's fiduciary obligations to the aboriginal groups. The application of the principles enunciated in the decision will not be possible until subsequent decisions provide clarification, and the application of these principles to any particular land will not be possible until the exact nature of historical aboriginal use and occupancy and the resulting rights in the particular property have been determined.

         The British Columbia government has initiated a process for the negotiation of treaties to resolve outstanding issues of aboriginal rights and title in British Columbia, under the authority of the B.C. Treaty Commission. To date, 51 aboriginal groups have commenced negotiations under the B.C Treaty Commission process. Some aboriginal groups have withdrawn from negotiations and commenced litigation since Delgamuukw. The position of the provincial government is that it will not negotiate treaties if the claims are being litigated in the courts. No treaties have yet been ratified under this process.

         On August 4, 1998, the government of British Columbia and the government of Canada initialled a treaty with the Nisga'a Nation negotiated under a separate process. Before it comes into effect the Nisga'a treaty requires ratification by the Nisga'a Nation and legislation by both the federal and the provincial governments. The Nisga'a treaty includes provisions granting fee simple title to an area of Crown land (Treaty title lands), confirmation of non-exclusive aboriginal rights over an extended area, provisions for payment of compensation, and provisions for the establishment of a Nisga'a government. The ratification process has not yet been completed and is the subject of public debate and challenges as to constitutional validity. None of Homestake's operations or exploration properties are located in the area subject to the Nisga'a treaty.

         It is the policy of the British Columbia government that lands held in fee simple by third parties will not be affected by treaty negotiation and that the province will respect the terms of all legal interests in Crown lands and resources including leases and licenses. However, where there are legal interests in Crown lands which, under a treaty, become Treaty title lands, and where those legal interests have termination dates, subject to extensions or renewals, the province will likely decline to grant further extensions or renewals. The Nisga'a treaty contemplates that future rights and interests within the Treaty title lands will be subject to negotiation with the Nisga'a government and to potential payment of fees, royalties or other charges to the Nisga'a government.

         Any confirmation by treaty of non-exclusive aboriginal rights on Crown land will mean the continuation of certain limitations and procedural requirements (such as consultation and possibly consent) on the disposition of Crown land and resources.

         There are aboriginal claims that extend to the areas of British Columbia in which the Eskay Creek and Snip mines are located. These mining operations are conducted under government mining leases which grant the exclusive right to mine. There has not been any determination of the existence of any valid claim of aboriginal rights or title in these areas. Homestake does not expect any interruption of its existing mining operations in British Columbia, and Homestake does not believe that its other Canadian operations will be materially adversely affected by aboriginal claims. However, Homestake expects that future Canadian activities, including exploration and development of new mines, could be slowed and could be adversely affected, depending on future legal developments in this area and the extent of aboriginal rights in any particular property.

United States

         There are no native title issues for Homestake's properties in the United States.


                              CAUTIONARY STATEMENTS

         This Report contains certain information relating to Homestake that is based on the beliefs of management, as well as assumptions made by and information currently available to management. Any statements made in this Report that are not historical in nature, including statements preceded by the words "anticipate," "believe," "estimate," "expect," "intend," "will"
and similar expressions, as they relate to Homestake, are forward-looking statements (as such term is defined in the United States Private Securities Litigation Reform Act of 1995). Estimates of reserves, future production and future cash costs per ounce of gold-equivalent production are also forward-looking statements.

         The purpose of these cautionary statements is to identify certain important factors and assumptions on which forward-looking statements may be based or which could cause actual results to differ materially from those expressed in forward-looking statements. The important factors and assumptions set forth below should be read in conjunction with "Risk Factors" herein.

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

         Reserves are reported as general indicators of the life of mineral deposits. Reserves should not be interpreted as assurances of mine lives or of the profitability of current or future operations. Reserves are estimated for each property based upon factors relevant to each deposit including drilling results, past experience with the property, experience of the persons making the reserve estimates and many other factors. Reserve estimation is an interpretive process based upon available data, and the actual quality and other characteristics of ore deposits cannot be known until mining has taken place.

         Changes in reserves over time generally reflect (i) efforts to develop additional reserves, (ii) depletion of existing reserves through production,
(iii) actual mining experience, (iv) continued testing and development of additional information and (v) price and cost forecasts. Grades of ore actually processed may be different from the stated reserve grades because of geologic variations in different areas mined, mining dilution, losses in processing and other factors. Recovery rates vary with the metallurgical and other characteristics and grade of ore processed. Actual quality and other characteristics of ore deposits, gold and silver prices, and costs of production will vary from the assumptions used to develop reserve estimates. Such differences may be material.

         Gold and silver reserve calculations for properties operated by Homestake are prepared by Homestake. Gold and silver reserve calculations for properties not operated by Homestake are based on information provided to Homestake by the operator. Homestake periodically reviews such information but does not independently confirm the information provided by these operators. Homestake's gold reserves at December 31, 1998 and 1997 are based on an assumed price of $325 per ounce and $350 per ounce, respectively. Silver reserves at December 31, 1998 and 1997 are based on an assumed price of $5.00 per ounce.

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

Mineralized Material

         Mineralized material is gold-bearing material that has been physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation. While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material has established geologic continuity, but cannot be classified in the reserves category until final technical, economic and legal factors have been determined and the project containing the material has been approved for development.

Estimates of Operating Costs and Capital Costs; Capital Projects

         Estimates of cash costs for mining operations are developed based on past experience, reserve and production estimates, anticipated mining and ground conditions, metallurgical recoveries, estimated costs of materials, supplies and utilities, exchange rates and other items. Estimates of amortization of noncash costs are based on total capital costs and reserve estimates and may change at least annually based on actual amounts of unamortized capital and changes in reserve estimates. If the net book value of mining operations exceeds the fair value, usually determined based on the estimated future undiscounted cash flows from that mine, then an impairment loss based on the discounted cash flows would be recognized as an expense in the period in which such evaluation is made.

         Estimates for reclamation and environmental remediation costs are developed based on existing and expected legal requirements, past reclamation experience, cost estimates provided by company employees and third parties and other factors. Estimates also reflect assumptions with respect to actions of government agencies, including exercise of discretion and the amount of time government agencies may take in completing processes required under applicable laws and regulations. As a result, final costs may vary significantly from estimates. Homestake periodically reevaluates reclamation cost estimates and reclamation reserves to take account of such factors.

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

         Estimated periods for completion of capital projects are based on many factors, including experience in completing capital projects, and estimates provided by and contract terms with contractors, engineers, suppliers and others involved in design and construction of projects. Estimates also reflect assumptions with respect to factors beyond the control of Homestake, including, but not limited to, the time government agencies may take in processing applications, issuing permits and otherwise completing processes required under applicable laws and regulations. Actual time to completion may vary significantly from estimates.

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

         Homestake's operations are conducted in a number of jurisdictions, with differing rates of taxation, but substantially all of Homestake's revenues come from the United States, Canada and Australia.

         Homestake's reported tax rate varies from the statutory rate because of certain differences between the tax laws and the accounting treatment of income and expenditures. For example, as a result of the acquisition of the minority interests in Prime, there will be an increase in the basis of mining assets for financial reporting purposes that will not be deductible for Canadian tax purposes. The problem is partially mitigated by the FASB 109 deferred tax purchase accounting adjustments established at the time of purchase. In addition, some of Homestake's foreign exploration costs are expensed for accounting purposes but are not yet deductible for tax purposes. Therefore, the tax benefit related to those expenditures cannot be recognized until there is sufficient taxable income generated in the jurisdictions where such expenditures are incurred. Certain Canadian accounting expenses cannot be deducted in calculating the mining tax.

Homestake also has limited ability to utilize foreign tax credits in calculating its United States income tax.

         Homestake's overall effective tax rate is dramatically impacted by the geographic mix of its pretax income and losses. A greater proportion of income in a high tax jurisdiction, like Canada, can cause the consolidated effective tax rate to rise.

         Homestake's overall effective tax rate also can fluctuate significantly during a period of low gold prices, because the tax rate is affected by the ratio of tax expense to pretax income. Low pretax income or pretax losses can produce unusually high or unusually low effective tax rates (including the possibility of negative rates). This can occur if mining and income tax expense continue to accrue on profitable mines in high tax jurisdictions while losses are incurred in low tax jurisdictions. The tax expense in the high tax jurisdiction is not fully offset by the tax benefit from losses generated in the low tax jurisdictions. As a result, as the income and tax expenses from all jurisdictions are blended into a consolidated total, the overall effective rate is disproportionately impacted.

                                    CUSTOMERS

         Sales to individual customers exceeding 10% of Homestake's 1998 consolidated revenues are stated below. Homestake believes that the loss of any of these customers would not have a material adverse impact on Homestake because of the active worldwide market for gold.

                                                        1998                     1997
                                                               ($ in thousands)
                        Customer A                     $120,100
                                 B                      108,000                $100,000
                                 C                       99,200                 143,000
                                 D                       75,600                       -

                                CREDIT FACILITIES

         See note 13 "Long-term Debt" to the consolidated financial statements on page 48 of the 1998 Annual Report to Shareholders for details of the Company's credit facilities. Such information is hereby incorporated by reference.

                                    EMPLOYEES

         The number of full-time employees at December 31, 1998 of Homestake and its subsidiaries was:

         Homestake mine (1)                                                      377
         McLaughlin mine                                                         102
         Ruby Hill mine                                                           92
         Nickel Plate mine                                                        12
         Eskay Creek mine                                                        107
         Snip mine                                                               155
         Plutonic mine                                                           146
         Darlot mine                                                              64
         Lawlers mine                                                             54
         Agua de la Falda mine (1)                                                47
         United States corporate staff and other                                  86
         Canada exploration and corporate staff                                   29
         Australian exploration and corporate staff                               93
         United States exploration                                                24
         Uranium                                                                   8
         Chile exploration and corporate staff                                    29
                                                                     ----------------
              Total                                                            1,425

         The number of full-time employees (excluding contractors' employees) at December 31, 1998 in jointly-owned operations in which Homestake participates was:

         Kalgoorlie Consolidated Gold Mines Pty Ltd (1)                          379
         Williams Operating Corporation                                          595
         Round Mountain mine                                                     662
         Teck-Corona Operating Corporation (1)                                   243
         Pinson Mining Company                                                    66
         Marigold Mining Company                                                  88
         Main Pass 299                                                           177
         Mt Morgans mine                                                           1
         Peak Hill mine                                                           20
                                                                     ----------------
              Total                                                            2,231

1. Operations where a portion of the employees are represented by a labor union.


         Labor relations at all locations are believed to be good. At the Homestake mine, a new five-year labor contract was signed in May 1998. The union contract at the David Bell mine expired in October 1998. Negotiations for a new contract at the David Bell mine are continuing and an application for conciliation is proceeding.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company, their ages at December 31, 1998, their business experience and principal occupations during the past five years and their business backgrounds are:

         Jack E. Thompson - Chairman since July 1998, Chief Executive Officer since May 1996 and President since August 1994, age 48. He was Chief Operating Officer from August 1994 until May 1996, and from August 1994 to June 1995, he was also Chairman of Prime. He was Executive Vice President, Canada of the Company and President of Prime from 1992 through August 1994. He also was President of North American Metals Corp. from 1988 until 1993. He is a mining engineer with over 28 years of experience in mining and mine management.

         Lee A. Graber - Vice President,  Corporate  Development since 1983, age
51. From 1980 to 1983, he was Manager, Corporate Development and Planning. He has over 28 years of experience in finance and corporate development.

         Wayne Kirk - Vice President, General Counsel and Secretary since September 1992, age 55. He was a partner in Thelen, Marrin, Johnson & Bridges from 1976 to 1992. He has practiced law for 30 years.

         Gregory A. Lang - Vice President, Australian Operations since January 1999, age 43. He was Vice President, U.S. and International Operations from August 1998 to December 1998, Vice President, Development from March 1997 to August 1998, Vice President of Homestake International Minerals Limited from June 1996 until March 1997, General Manager, Project Development from January 1996 until June 1996 as well as General Manager of the Ruby Hill project from October 1994 through June 1996, and General Manager of the Nickel Plate mine from 1993 until October 1994. He joined Homestake in 1992 as Resident Manager of the Santa Fe mine, a position he had held with International Corona Corporation since 1988. He is a mining engineer with over 21 years of experience in mining and mine management.

         Gillyeard J. Leathley - Senior Vice President, Operations since July 1997, age 61. He was Vice President, Operations from May 1995 until July 1997. He joined Homestake in 1992 as Vice President, Canadian Operations. Prior to joining Homestake, he was Senior Vice President, Operations for International Corona Corporation from 1986 to September 1992. He has over 41 years of experience in mining and mine management.

         Donald W. T. Lewis - Vice President,  Evaluations since March 1997, age
41. He was Director, North American Exploration/Evaluations from January 1996 until March 1997. He joined Homestake in 1992 as Director, Project Generation. Prior to joining Homestake he was Exploration Manager - Western Canada for International Corona Corporation from 1989 until 1992. He is a geologist with more than 19 years of professional experience.

         William F. Lindqvist - Vice President, Exploration since August 1995, age 56. He rejoined Homestake from Newcrest Mining Company, where he was Executive General Manager, Exploration. He was Vice President, Exploration at Homestake from 1990 through 1992. He is a geologist with more than 28 years of professional experience.

         Stephen A. Orr - Vice President, Investor Relations since August 1998, age 43. He was the Vice President, U.S. Operations from December 1996 to August 1998, General Manager of the Homestake mine from January 1995 until December 1996, and was Operations Manager from 1993 to 1995 and Manager, Mine Engineering from 1992 to 1993. He was a Financial Analyst in the Corporate Finance Department from 1990 to 1992. He has been with Homestake since 1981 and has over 21 years of experience in mining and mine management.

         David W. Peat - Vice President and Controller  since December 1995, age
46. He was Controller of the Company from 1992 through November 1995. Prior to joining Homestake in 1992, he was Vice President, Controller for International Corona Corporation. He is a chartered accountant with over 22 years of accounting and finance experience.

         Walter T. Segsworth - Vice President, North American Operations since March 1999, age 49. He also is President and Chief Executive Officer of HCI and was Vice President, Canada from April 1998 to March 1999 and was Vice President and Chief Executive Officer of Prime from April 1998 through December 1998. Prior to joining Homestake, he was President, Chief Executive Officer and Director of Westmin Resources Limited in Vancouver until it was acquired in early 1998. Before joining Westmin in 1990 he was employed by Noranda Limited in a number of positions of increasing responsibility. He is a mining engineer with more than 25 years of professional experience.

         Richard A. Tastula - Vice  President,  Australia since August 1995, age
55. He has been Managing Director of Homestake Gold of Australia Limited since 1993, and was Director of Operations from 1991 to 1993. For 23 years prior to that time, he held various positions with Western Mining Corporation, Limited. He became Managing Director of Plutonic in April 1998 when Homestake acquired Plutonic. He has over 33 years of experience in mining and mine management.

         Michael L. Carroll - Treasurer since April 1997, age 45. He has been with Homestake since 1991, originally as Director of Taxes. Prior to joining Homestake, he was Assistant Vice President of Bond International Gold Inc. Before joining Bond, he was Director of Taxes for St. Joe Minerals Corporation. He has over 21 years of accounting, finance and tax experience.

         No officer is related to any other officer by blood, marriage or adoption.

         Officers are elected to serve until the next annual meeting of the Board of Directors at which officers are elected or until their successors are chosen.

         No arrangement or understanding exists between any officer and any other person under which any officer was elected.


                               ITEM 2 - PROPERTIES

         See Item 1 - Business.


                           ITEM 3 - LEGAL PROCEEDINGS

Certain environmental proceedings in which Homestake or its subsidiaries are or may become parties are discussed under the caption "Environmental Matters."

         In October 1997, HCI and Prime entered into an agreement with Inmet Mining Corporation ("Inmet") to purchase the Troilus mine in Quebec for $110 million plus working capital. In December 1997, HCI and Prime terminated the agreement after determining that, on the basis of due diligence studies, conditions to closing the arrangement would not be satisfied. On February 23, 1998, Inmet filed suit against Prime and HCI in the British Columbia Supreme Court, disputing the termination of the agreement, and alleging that Prime and HCI had breached the agreement. Inmet seeks specific performance or, in the alternative, equitable damages. Homestake believes that the agreement with Inmet was terminated properly and that the action by Inmet is without merit. Homestake intends to defend this action vigorously.

         Homestake and its subsidiaries are defendants in various legal actions in the ordinary course of business. In the opinion of management, such matters will be resolved without material adverse effect on the Homestake's financial condition, results of operations or cash flow.


          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 1, 1998 at a Special Meeting of Stockholders, Homestake Mining Company stockholders approved a Restated Certificate of Incorporation. The Restated Certificate increased the number of authorized shares of Homestake Common Stock from 250,000,000 to 450,000,000, increased the number of authorized shares of Series A Preferred Stock from 2,500,000 to 4,500,000, created one share of Special Voting Stock and made certain technical changes, primarily to reflect the existence of the Special Voting Stock. The restated certificate provided Homestake with additional authorized shares which permitted Homestake to acquire the minority interests in Prime. The Special Voting Stock was issued to Montreal Trust Company of Canada, in trust for the holders of the HCI Exchangeable Shares, and provides the mechanism for holders of HCI Exchangeable Shares to receive voting rights in Homestake Mining Company. At the December 1, 1998 Special Meeting, Homestake's stockholders also approved an Outside Directors' Stock Compensation Plan that provides for external directors to receive a portion of their compensation in Homestake common stock.
Stockholder votes were as follows:

Restated Certificate of Incorporation

Votes For                           Votes Against             Abstentions               Non-Votes
118,294,460                         16,092,719                819,490                   35,556,668

1998 Outside Directors' Stock Compensation Plan
Votes For                           Votes Against             Abstentions               Non-Votes
163,842,374                         4,621,467                 2,299,496                 -0-


                                     PART II

          ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                               STOCKHOLDER MATTERS

a. The common stock of Homestake Mining Company is registered and traded principally on the New York Stock Exchange under the symbol "HM." It is also listed and traded on the Australian Stock Exchange and in Switzerland on the Basel, Geneva and Zurich stock exchanges under the same symbol. HCI Exchangeable Shares are listed and traded in Canada on the Toronto stock exchange under the symbol "HCX".

b. The number of holders of common stock of record as of March 15, 1999 was 21,228. The number of holders of HCI Exchangeable Shares of record as of March 15, 1999 was 75.

c. Information about the range of sales prices for the common stock and the frequency and amount of dividends declared during the past two years appears in the tables on pages 58 and 59 in the Company's 1998 Annual Report to Shareholders. The tables setting forth sales prices and dividends are hereby incorporated by reference. Information about certain restrictive covenants under the Company's line of credit appears in note 13 entitled "Long-term Debt" on page 48 in the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Shareholders. Such information is hereby incorporated by reference.

d. Reference is hereby made to the note 17 entitled "Shareholders' Equity" beginning on page 52 in the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Shareholders. Such information is hereby incorporated by reference.

e. The Registrant did not sell any securities during 1998 that were not registered under the Securities Act of 1933 except as follows:

         (i) Plutonic Resources Limited Acquisition.
         Homestake issued 64,355,692 shares of its Common Stock to acquire Plutonic Resources Limited. The shares were issued effective as of April 30, 1998. These shares were issued without registration in reliance upon an exemption under Section 3(a)(10) of the Securities Act after a fairness hearing by the Supreme Court of New South Wales. A proxy statement for Homestake Mining Company was filed with the Commission in respect of a vote by the holders of Common Stock of Homestake Mining Company to approve the transaction.


         (ii) Acquisition of minority interest in Prime Resources Group Inc. Homestake issued 16,672,304 shares of its Common Stock, and Homestake Canada Inc. issued 11,139,045 of its Exchangeable Shares to acquire the outstanding shares of Prime Resources Group Inc. not already owned by Homestake and its subsidiaries. The shares were issued effective as of December 3, 1998. These shares were issued without registration in reliance upon an exemption under Section 3(a)(10) of the Securities Act after a fairness hearing by the Supreme Court of British Columbia. A proxy statement for Homestake Mining Company was filed with the Commission in respect of a vote by the holders of Common Stock of Homestake Mining Company to authorize additional shares of Capital stock needed to complete the transaction. Each Homestake Canada Inc.

         Exchangeable Share is exchangeable at any time for one share of Homestake Mining Company Common Stock. The Homestake Mining Company Common Stock issuable on exchange for Homestake Canada Inc. Exchangeable Shares were registered under the Securities Act of 1933.

                        ITEM 6 - SELECTED FINANCIAL DATA

         A summary of selected consolidated financial data of the Company and its subsidiaries for the five-year periods ended December 31, 1998 appears on page 59 in the Company's 1998 Annual Report to Shareholders. The summary of selected consolidated financial data is hereby incorporated by reference.

                ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations covering the three year periods ended December 31, 1998 appears on pages 28 through 35 in the Company's 1998 Annual Report to Shareholders and is hereby incorporated by reference.


                      ITEM - 7 (a) MARKET RISK DISCLOSURES

         See notes 2 and 20 to the consolidated financial statements at December 31, 1998 for additional information regarding the Company's precious metals and foreign currency hedging programs and the future adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". Such information is hereby incorporated by reference.

     Gold And Silver Risk Disclosures

         The results of the Company's operations are affected significantly by the market price of gold. Gold prices are influenced by numerous factors over which the Company has no control, including expectations with respect to the rate of inflation, the relative strength of the United States dollar and certain other currencies, interest rates, global or regional political or economic crises, demand for gold for jewelry and industrial products, and sales by holders and producers of gold in response to these factors. Homestake's current hedging policy provides for the use of forward sales contracts to hedge up to 30% of each of the following ten year's expected annual gold production, and up to 30% of each of the following five year's expected annual silver production, at prices in excess of certain targeted prices. The policy also provides for the use of combinations of put and call option contracts to establish minimum floor prices.

         At December 31, 1998 the Company had gold forward sales and option contracts outstanding as follows:

                                             Expected Maturity or Transaction Date
                                ----------------------------------------------------------------                Fair
                                                                                       There-      Total or     Value (US$
                                  1999        2000       2001       2002      2003      after       Average     millions) (1)
                                ---------- ----------- ---------- --------- --------- ----------  ------------ --------------
US $ denominated contracts:
  Forward sales contracts:                                                                                               $59.1
     Ounces                       109,920      85,080     95,000    95,000    75,000                  460,000
     Average price ($ per oz.)       $415        $430       $441      $457      $481                     $443

  Put options owned:                                                                                                     $ 1.2
     Ounces                       100,000      30,000                                                 130,000
     Average price ($ per oz.)       $293        $350                                                    $306

  Call options written:
     Ounces                       100,000      15,000                                                 115,000
     Average price ($ per oz.)       $304        $395                                                    $316

Australian $ denominated contracts (2):
  Forward sales contracts:                                                                                               $ 5.1
     Ounces                                    24,800     24,800    24,800    24,800     50,800       150,000
     Average price (US$ per oz.)                 $322       $322      $322      $322       $322          $322

  Put options owned:                                                                                                     $ 7.6
     Ounces                       120,000     120,000    120,000                                      360,000
     Average price (US$ per oz.)     $309        $318       $327                                         $318

    (1) Fair values are based on market quotations for similar financial instruments.

    (2) Expressed in US dollars at an exchange  rate of A$ = US$0.6112

         At December 31, 1998 the Company had forward sales contracts outstanding for approximately 7.2 million ounces of silver for delivery during 1999 through 2001 at an average price of $6.28 per ounce. The fair value of these contracts at December 31, 1998, based on market quotations for similar financial instruments, was $7.7 million

     Foreign Currency Risk Disclosures

     Significant portions of the Company's operations are located in Australia and Canada. The Company's profitability is impacted by fluctuations in those countries' currency exchange rates relative to the United States dollar. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which establish trading ranges within which the United States dollar may be exchanged for Australian and Canadian dollars.

         At December 31, 1998 the Company had Canadian and Australian foreign currency option contracts outstanding as follows:

                                              Expected Maturity or Transaction Date
                                           ---------------------------------------------               Fair
                                                                                         Total or      Value (US$
                                               1999           2000          2001          Average      millions) (1)
                                           -------------  -------------  ------------   ------------  -------------


    Canadian $ / US $ option contracts:                                                                    $ (13.6)
        US $ covered (thousands)               $138,000        $89,420       $59,110       $286,530
        Average put exchange rate (2)              0.69           0.69          0.66           0.68
        Average call exchange rate (3)             0.72           0.72          0.69           0.71

    Australian $ / US $ option contracts:                                                                  $ (10.4)
        US $ covered (thousands)                $92,000        $68,620       $23,000       $183,620
        Average put exchange rate (2)              0.66           0.64          0.60           0.64
        Average call exchange rate (3)             0.69           0.67          0.63           0.67

     (1) Fair values are based on market quotations for similar financial instruments.

     (2) Assuming exercise at the expiration date, the Company would exchange US dollars for Canadian or Australian dollars at the put exchange rate if the spot exchange rate was below the put exchange rate.

     (3) Assuming exercise at the expiration date, the Company would exchange US dollars for Canadian or Australian dollars at the call exchange rate if the spot exchange rate was above the call exchange rate.


         The Company does not require or place collateral for its foreign currency and precious metals hedging derivatives. However, the Company minimizes its credit risk by dealing with only major international banks and financial institutions.

     Other Financial Instrument Risk Disclosures

     The carrying values of the Company's long-term debt and other financial instruments approximated their estimated fair values at December 31, 1998 (see notes 13 and 16 to the consolidated financial statements at December 31, 1998). The Company's $150 million 5.5% convertible subordinated notes mature in June 2000 and the fair value of this debt has been estimated to approximate its carrying value due to the relatively short time until maturity and the provision that the Company can redeem this debt at any time at par value. The fair value of borrowings under the pollution control bonds and the Company's cross-border credit facility have been estimated to approximate their carrying values as these instruments bear interest at prevailing market rates. The Australian dollar-denominated borrowings under the cross-border credit facility are held by the Company's Australian subsidiaries whose functional currency is the Australian dollar. Therefore the reported liability balance, as expressed in the US dollar reporting currency of Homestake, will fluctuate as the Australian to US dollar exchange rate changes.

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's 1998 Annual Report to Shareholders includes the Company's consolidated balance sheets as of December 31, 1998 and 1997 and related statements of consolidated operations, consolidated shareholders' equity, consolidated cash flows and consolidated comprehensive income (loss) for each of the three years in the period ended December 31, 1998 and the independent auditors' report thereon, and certain supplementary financial information. The following are hereby incorporated by reference from the Company's 1998 Annual Report to Shareholders at the pages indicated:

         Statements of Consolidated Operations (page 36)
         Consolidated Balance Sheets (page 37)
         Statements of Consolidated Shareholders' Equity (page 38) Statements of Consolidated Cash Flows (page 39)
         Statements of Consolidated Comprehensive Income (Loss) (page 40) Notes to Consolidated Financial Statements (pages 41 - 56) Report of Independent Auditors (page 57)
         Quarterly Selected Data (page 58)


            ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None


                                    PART III

                             ITEMS 10, 11, 12 AND 13

         In accordance with General Instruction G (3), Items 10, 11, 12 and 13 (with the exception of certain information pertaining to executive officers, which is included in Part I hereof) have been omitted from this report since a definitive proxy statement is being filed with the Securities and Exchange Commission and furnished to shareholders pursuant to Regulation 14A.

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

                  Refer to Part II, Item 8.

         2.  Financial Statement Schedules:

                  Schedules for the years ended December 31, 1998, 1997, and 1996 -

                  II       Valuation and Qualifying Accounts

                  Report of Independent Auditors

                  Schedules not listed are omitted because they are not required or because the required information is included elsewhere in this report.


         3.   Exhibits

         3.1 Restated Certificate of Incorporation of Homestake Mining Company (incorporated by reference to Exhibit 3.6 to the Registrant's Form 8-K dated December 10, 1998.)
         3.2 Bylaws (as amended through March 5, 1999) of Homestake Mining Company.
         3.3 Homestake Canada Inc. Exchangeable Share Provisions (incorporated by reference to Appendix D to the Registrant's Proxy Statement dated as of October 20, 1998).
         3.4 Voting, Support and Exchange Trust Agreement in respect of Homestake Canada Inc. Exchangeable Shares (incorporated by reference to Appendix E to the Registrant's Proxy Statement dated as of October 20, 1998).
         3.5 Rights Agreement dated October 16, 1987 (incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A dated October 16, 1987).
         3.6      Amendment  No. 1 dated as of  October  15,  1997 to the Rights
                  Agreement dated as of October 16, 1987 (incorporated by reference to Exhibit 4 to the Registrant's Form 8-A/A filed on October 16, 1997).
         3.7 Amendment No. 2 dated as of December 3, 1998 to the Rights Agreement dated as of October 16, 1987 (incorporated by reference to Exhibit 6 to the Registrant's Form 8-A/A filed on December 4, 1998).
         3.8 Rights Agreement dated as of December 3, 1998, between Homestake Canada Inc., Homestake Mining Company and Montreal Trust Company of Canada as Rights Agent (incorporated by reference to Exhibit 5 to the Registrant's Form 8-A/A filed on December 4, 1998).

         4.1      Indenture  dated as of  January  23,  1993  between  Homestake
                  Mining Company,  Issuer and The Chase  Manhattan  Bank,  N.A.,
                  Trustee, with respect to U.S. $150,000,000 principal amount of
                  5 1/2%  Convertible  Subordinated  Notes due  January 23, 2000
                  (incorporated  by reference to Exhibit 4.2 to the Registrant's
                  Form 8-K Report dated as of June 23, 1993).
        10.1      Credit  Agreement  dated  as of  July  24,  1998  between  the
                  Registrant, the Lenders, The Chase Manhattan Bank of Canada as
                  Canadian  Administrative  Agent for Lenders,  Chase Securities
                  Australia  Limited,  as  Australian  Administrative  Agent for
                  Lenders,   Chase  Securities  Inc.,  as  Arranger,  The  Chase
                  Manhattan  Bank,  as  Administrative  Agent for  Lenders,  and
                  Deutsche  Bank  A.G.,  as  Documentation   Agent  for  Lenders
                  (incorporated by reference to Exhibit 10.1 to the Registrant's
                  Form 10-Q dated as of August 13, 1998).
        10.2      First  Amendment  and Waiver to Credit  Agreement  dated as of
                  September 14, 1998 among the Registrant, the Lenders, Deutsche
                  Bank A.G. as Documentation  Agent, The Chase Manhattan Bank of
                  Canada as  Canadian  Administrative  Agent,  Chase  Securities
                  Australia Limited, as Australian  Administrative  Agent, Chase
                  Securities Inc., as Arranger, and The Chase Manhattan Bank, as
                  Administrative  Agent  (incorporated  by  reference to Exhibit
                  10.2 to the Registrant's Form 10-Q dated November 13, 1998).
        10.3      Second  Amendment,  dated as of October  16,  1998,  to Credit
                  Agreement  among the  Registrant,  the Lenders,  Deutsche Bank
                  A.G., as  Documentation  Agent,  The Chase  Manhattan  Bank of
                  Canada as  Canadian  Administrative  Agent,  Chase  Securities
                  Australia Limited, as Australian  Administrative  Agent, Chase
                  Securities Inc., as Arranger, and The Chase Manhattan Bank, as
                  Administrative  Agent  (incorporated  by  reference to Exhibit
                  10.3 to the Registrant's Form 10-Q dated November 13, 1998).
         10.4     Agreement  dated  July 4,  1995  between  Noranda  Exploration
                  Company  Limited,  Teck Corporation and  International  Corona
                  Resources  Limited  (a  subsidiary  of  International   Corona
                  Corporation,  now  Homestake  Canada Inc. and a subsidiary  of
                  Registrant), relating to development of the Quarter Claim mine
                  (incorporated by reference to Exhibit 10.1 to the Registrant's
                  Form 10-K Report for the year ended December 31, 1995).
*        10.5     Form  of  Change  of  Control  Severance  Plan  of  Registrant
                  (incorporated by reference to Exhibit 10.2 to the Registrant's
                  Form 10-K Report for the year ended December 31, 1995).
*        10.6     Deferred   Compensation   Plan  of  Homestake  Mining  Company
                  effective  October  1,  1995  (incorporated  by  reference  to
                  Exhibit 10.3 to the Registrant's Form 10-K Report for the year ended December 31, 1995).
*        10.7     Amended and Restated Executive Supplemental Retirement Plan of
                  Homestake  Mining  Company  effective  August  1, 1995 (and as modified January 23, 1998).
*        10.8     Supplemental Retirement Plan of Homestake Mining Company,
                  amended  and   restated   effective  as  of  January  1,  1990
                  (including  November 29, 1990  modification)  (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K Report
                  for the year ended December 31, 1995).
*        10.9     Master  Trust  under the  Homestake  Mining  Company  Deferred
                  Compensation  Plans as of  December 5, 1995  (incorporated  by reference to Exhibit 10.6 to the Registrant's Form 10-K Report
                  for the year ended December 31, 1995).
*       10.10     Retirement plan for outside  directors of the Registrant dated as of July 21, 1994 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated March 20, 1995).

         10.11 Combination Implementation Agreement dated December 22, 1997 between Homestake Mining Company and Plutonic Resources
                  Limited (incorporated by reference to Appendix A to the Registrant's Preliminary Proxy Statement dated January 26, 1998 and as amended March 11, 1998).
         10.12 Arrangement Agreement dated as of September 28, 1998 among Prime Resources Group Inc., Homestake Canada Inc., Homestake Canada Holdings Company and Homestake Mining Company (incorporated by reference to Appendix b to the Registrant's Proxy Statement dated as of October 20, 1998).
         10.13 Agreement dated October 9, 1991 between the Registrant and Chevron Minerals Ltd. (incorporated by reference to Exhibit 10(b) to the Registrant's Form 10-K for the year ended December 31, 1991).
         10.14 Guarantee dated December 18, 1991 between the Registrant and Chevron Minerals Ltd. (incorporated by reference to Exhibit 10(c) to the Registrant's Form 10-K for the year ended December 31, 1991).
         10.15 Agreement dated May 4, 1990 for the sale of the Registrant's 42.5% partnership interest in The Doe Run Company
                  (incorporated by reference to Exhibit 28(a) to the Registrant's Form 8-K dated May 18, 1990).
         10.16 Purchase and sale agreement dated January 15, 1989 between the Registrant's subsidiary, Homestake Gold of Australia Limited, and North Kalgoorlie Mines Limited (and Group Companies) and Kalgoorlie Lake View Pty. Ltd. (incorporated by reference to
                  Exhibit 10(g) to the Registrant's Form 10-K for the year ended December 31, 1989).
         10.17 Agreement Amending Joint Venture Agreement made 19 June 1996 between Homestake Gold of Australia Limited, North Kalgoorlie Mines Pty Ltd. and Kalgoorlie Consolidated Gold Mines Pty Ltd. (incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K for the year ended December 31, 1996).
         10.18 Joint Operating Agreement dated May 1, 1988 between Freeport-McMoRan Resources Partners, IMC Fertilizer, Inc. and Felmont Oil Corporation (a subsidiary of Registrant, now named Homestake Sulphur Company) relating to the Main Pass Block 299 sulfur project (incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K for the year ended December 31,
                  1992).
         10.19 Amendment No. 1 dated July 1, 1993 to Joint Operating Agreement between Freeport McMoRan Resources Partners, IMC Fertilizer, Inc. and Homestake Sulphur Company (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 1993).
         10.20 Amendment No. 2 dated November 30, 1993 to Joint Operating Agreement between Freeport McMoRan Resources Partners, IMC Fertilizer, Inc. and Homestake Sulphur Company (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 1993).
         10.21 Letter dated June 17, 1996, amending Amendment No. 1 to Joint Operating Agreement between Freeport McMoran Resource Partners, IMC Fertilizer Inc. and Homestake Sulphur Company (incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K for the year ended December 31, 1996).
         10.22 Amended and Restated Project Agreement (David Bell Mine) dated as of April 1, 1986 among Teck Corporation, International Corona Resources Ltd. (a subsidiary of International Corona Corporation, now Homestake Canada Inc. and a subsidiary of Registrant), Teck-Hemlo Inc., Corona-Hemlo Inc. (a subsidiary of International Corona Corporation, now Homestake Canada Inc. and a subsidiary of Registrant) (incorporated by reference to
                  Exhibit 10.17 to the Registrant's Form 10-K for the year ended December 31, 1992).

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

*        10.35    1996 Stock Option and Share  Rights  Agreement  ("1996  Plan")
                  (incorporated  by reference  to Exhibit A to the  Registrant's
                  Proxy Statement for the 1996 Annual Meeting of Shareholders).
*        10.36    Form of Stock Option Agreement under the 1996 Plan.
*        10.37    Form of Performance Based Share Agreement under the 1996 Plan.
*        10.38    Form of Bonus Share Agreement under the 1996 Plan.
*        10.39    Form of Matching Stock Agreement under the 1996 Plan.
*        10.40    1998 Outside Directors' Stock Compensation Plan.
         11       Computation of Earnings Per Share.
         13       Specified  Sections from the  Company's  1998 Annual Report to
                  Shareholders
         21       Subsidiaries of the Registrant.
         23       Consent of PricewaterhouseCoopers LLP, Independent Auditors.
         27       Financial Data Schedule.

         * Compensatory plan or management contract.

(b)      Reports Filed on Form 8-K

         Two reports on Form 8-K were filed during the fourth quarter of 1998.

         The report on Form 8-K dated October 2, 1998 was submitted 1) to report a revised exchange ratio for the Homestake acquisition of the minority interests in Prime; 2) to report a revised mining plan for reduced operations at Mt Charlotte mine; 3) to announce the election of a director and related amendment to the bylaws and, 4) to announce that Homestake would record several nonrecurring charges in the 1998 third quarter.

         The report on Form 8-K dated December 10, 1998 was submitted 1) to report on the results of a Special Meeting of Stockholders and, 2) to announce the completion of the acquisition of the minority interests in Prime Resources Group Inc.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   HOMESTAKE MINING COMPANY




Date    March 17, 1999                        By:/s/ Jack E. Thompson
     ------------------                          ---------------------
                                                 Jack E. Thompson
                                                 Chairman, President and
                                                 Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Signature                      Capacity                            Date






/s/ David W. Peat         Vice President and Controller         March 17, 1999
-----------------        (Principal Accounting Officer and
David W. Peat             Acting Principal Financial Officer)






                    (Signatures continued on following page.)



Signature                                           Capacity                            Date


 /s/ Jack E. Thompson                    Chairman, President, Chief                   March 17, 1999
--------------------                     Executive Officer and Director
Jack E. Thompson

/s/ Gerhard Ammann                       Director                                     March 17, 1999
------------------
Gerhard Ammann

                                         Director                                     March 17, 1999
----------------------
M. Norman Anderson

/s/ Richard R. Burt                      Director                                     March 17, 1999
-------------------
Richard R. Burt

/s/ Robert H. Clark, Jr.                 Director                                     March 17, 1999
------------------------
Robert H. Clark, Jr.

/s/ G. Robert Durham                     Director                                     March 17, 1999
----------------
G. Robert Durham

/s/ Douglas W. Fuerstenau                Director                                     March 17, 1999
-------------------------
Douglas W. Fuerstenau

/s/ Paul McClintock                      Director                                     March 17, 1999
-------------------
Paul McClintock

                                         Director                                     March 17, 1999
---------------------
John Neerhout, Jr.

/s/ Peter J. Neff                        Director                                     March 17, 1999
-------------------
Peter J. Neff

/s/ Stuart T. Peeler                     Director                                     March 17, 1999
--------------------
Stuart T. Peeler

/s/ Carol A. Rae                         Director                                     March 17, 1999
-------------------
Carol A. Rae

/s/ Jeffrey L. Zelms                     Director                                     March 17, 1999
--------------------
Jeffrey L. Zelms

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In thousands)


---------------------------------------------------------------------------------------------------------------------------------

                      COLUMN A                      COLUMN B            COLUMN C              COLUMN D               COLUMN E

                                                   BALANCE AT                                                        BALANCE
                                                   BEGINNING                                                         AT END OF
                    DESCRIPTION                    OF PERIOD            ADDITIONS             DEDUCTIONS             PERIOD

----------------------------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSET VALUATION ALLOWANCES(1)

      Year ended December 31, 1998                 $ 107,920            $ 105,707             $  6,452 (2)           $ 207,175

      Year ended December 31, 1997                 $ 100,671            $  27,042             $ 19,793 (3)           $ 107,920

      Year ended December 31, 1996                 $  94,167            $  22,078             $ 15,574 (4)           $ 100,671

(1) For further information see Note 6, Income Taxes, in the Notes to the Consolidated Financial Statements.

(2) Deductions in 1998 relate to realization of certain deferred tax assets and reduction of foreign tax loss carryovers.

(3)  Deductions  in 1997  relate to a  reduction  of the  Company's  foreign tax
     credit   carryover,   realization  of  certain   deferred  tax  assets  and
     utilization of foreign tax loss carryovers.

(4) Deductions in 1996 relate to the realization of certain United States deferred tax assets and to utilization of foreign tax loss carryovers.


                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES




To the Board of Directors of
Homestake Mining Company:

Our audits of the consolidated financial statements referred to in our report dated February 1, 1999 of the 1998 Annual Report to Shareholders of Homestake Mining Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/ PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP


San Francisco, California
February 1, 1999

                                  EXHIBIT INDEX


Exhibit                                                                Method of Filing

3.2           Bylaws (as amended through March 5, 1999)                Filed herewith electronically

10.7          Amended and Restated Executive Supplemental
              Retirement Plan of Homestake Mining Company
              Effective August 1, 1995 (and as modified
              January 23, 1998)                                        Filed herewith electronically

10.36         Form of Stock Option Agreement                           Filed herewith electronically

10.37         Form of Performance Based Share Agreement                Filed herewith electronically

10.38         Form of Bonus Share Agreement                            Filed herewith electronically

10.39         Form of Matching Stock Agreement                         Filed herewith electronically

10.40         1998 Outside Directors' Stock Compensation
              Plan                                                     Filed herewith electronically


11            Computation of Earnings per Share                        Filed herewith electronically

13            Specified Sections of the 1998 Annual
              Report to Shareholders                                   Filed herewith electronically

21            List of Subsidiaries                                     Filed herewith electronically

23            Consent of PricewaterhouseCoopers LLP,
              Independent Auditors                                     Filed herewith electronically

27            Financial Data Schedule                                  Filed herewith electronically
