Form 10-Q
period 1999-03-31
HOMESTAKE MINING CO /DE/
filed 1999-05-12
CIK 743872

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q



(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.



                  For the Quarterly Period Ended March 31, 1999



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


                           Yes        X                       No   ______
                                 -----------

The number of shares of common stock outstanding as of May 1, 1999 was 260,195,700.*

* Includes 7,366,000 Homestake Canada Inc. exchangeable shares that may be exchanged at any time for Homestake common stock on a one-for-one basis.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

A.     Condensed Consolidated Balance Sheets (unaudited)
       (In thousands, except per share amount)

                                                                                      March 31,                  December 31,
                                                                                        1999                        1998
                                                                                  ---------------             ----------------
ASSETS
Current Assets
    Cash and equivalents                                                          $      141,000               $      145,069
    Short-term investments                                                               126,275                      154,346
    Receivables                                                                           34,787                       45,891
    Inventories:
       Finished products                                                                  15,977                       13,312
       Ore and in process                                                                 45,052                       39,465
       Supplies                                                                           24,806                       26,129
    Deferred income and mining taxes                                                      20,486                       22,792
    Other                                                                                  5,167                        5,102
                                                                                  ---------------             ----------------
       Total current assets                                                              413,550                      452,106
                                                                                  ---------------             ----------------

Property, Plant and Equipment - at cost                                                2,565,569                    2,523,717
    Accumulated depreciation, depletion and amortization                              (1,464,178)                  (1,422,853)
                                                                                  ---------------             ----------------
       Property, plant and equipment - net                                             1,101,391                    1,100,864
                                                                                  ---------------             ----------------

Investments and Other Assets
    Noncurrent investments                                                                12,650                       12,945
    Other assets                                                                          70,267                       81,616
                                                                                  ---------------             ----------------
       Total investments and other assets                                                 82,917                       94,561
                                                                                  ---------------             ----------------
Total Assets                                                                      $    1,597,858               $    1,647,531
                                                                                  ===============             ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                              $       31,982               $       42,580
    Accrued liabilities:
       Payroll and other compensation                                                     30,160                       31,587
       Reclamation and closure costs                                                      22,740                       23,206
       Unrealized loss on foreign currency exchange contracts                             12,083                       24,003
       Other                                                                              40,571                       23,192
    Income and other taxes payable                                                         5,130                        3,151
                                                                                  ---------------             ----------------
       Total current liabilities                                                         142,666                      147,719
                                                                                  ---------------             ----------------

Long-term Liabilities
    Long-term debt                                                                       303,955                      357,410
    Other long-term obligations                                                          170,683                      168,178
                                                                                  ---------------             ----------------
       Total long-term liabilities                                                       474,638                      525,588
                                                                                  ---------------             ----------------

Deferred Income and Mining Taxes                                                         235,277                      230,567

Minority Interests in Consolidated Subsidiaries                                            7,434                        7,825

Shareholders' Equity
    Capital stock, $1 par value per share:
       Authorized - Preferred: 10,000 shares; no shares outstanding
                  - Common: 450,000 shares
       Outstanding - HCI exchangeable shares: 1999 - 8,087; 1998 - 11,139
                   - Common: 1999 - 231,121; 1998 - 228,012                              231,121                      228,012
    Other shareholders' equity                                                           506,722                      507,820
                                                                                  ---------------             ----------------
       Total shareholders' equity                                                        737,843                      735,832
                                                                                  ---------------             ----------------
Total Liabilities and Shareholders' Equity                                        $    1,597,858               $    1,647,531
                                                                                  ===============             ================


See notes to condensed consolidated financial statements.

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES


B.    Condensed Statements of Consolidated Operations (unaudited)
      (In thousands, except per share amounts)

                                                                                Three Months Ended March 31,
                                                                                1999                          1998
                                                                       -----------------              ----------------


Revenues
      Gold and ore sales                                                 $      159,227                 $     194,339
      Sulfur and oil sales                                                        3,851                         6,133
      Interest income                                                             4,119                         4,259
      Other income                                                               11,336                        11,486
                                                                       -----------------              ----------------
                                                                                178,533                       216,217
                                                                       -----------------              ----------------
Costs and Expenses
      Production costs                                                          108,787                       135,557
      Depreciation, depletion and amortization                                   31,662                        36,090
      Administrative and general expense                                         10,981                        12,565
      Exploration expense                                                         7,737                        10,297
      Interest expense                                                            4,545                         5,112
      Business combination expenses                                                   -                         2,776
      Write-downs and other unusual charges                                           -                         8,879
      Other expense                                                                 586                           379
                                                                       -----------------              ----------------
                                                                                164,298                       211,655
                                                                       -----------------              ----------------

Income Before Taxes and Minority Interests                                       14,235                         4,562
Income and Mining Taxes                                                         (12,472)                       (7,220)
Minority Interests                                                                  435                        (3,928)
                                                                       -----------------              ----------------

Net Income (Loss)                                                        $        2,198                 $      (6,586)
                                                                       =================              ================



Net Income (Loss) Per Share - Basic and Diluted                          $         0.01                 $       (0.03)
                                                                       =================              ================

Average Shares Used in the Computation                                          239,179                       210,659
                                                                       =================              ================

Dividends Paid Per Common Share                                          $            -                 $           -
                                                                       =================              ================

See notes to condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



C.   Condensed Statements of Consolidated Cash Flows (unaudited)
     (In thousands)

                                                                                        Three Months Ended March 31,
                                                                                        1999                        1998
                                                                                 ----------------            ---------------

Cash Flows from Operations
     Net income (loss)                                                            $        2,198              $      (6,586)
     Reconciliation to net cash provided by operations:
       Depreciation, depletion and amortization                                           31,662                     36,090
       Gains on asset disposals                                                             (232)                      (192)
       Deferred taxes, minority interests and other                                        4,882                    (10,284)
       Effect of changes in operating working capital items                              (11,961)                     3,300
                                                                                 ----------------            ---------------
     Net cash provided by operations                                                      26,549                     22,328
                                                                                 ----------------            ---------------

Investment Activities
     Decrease in short-term investments                                                   29,103                     21,637
     Additions to property, plant and equipment                                          (13,255)                   (17,974)
     Proceeds from asset sales                                                               329                        678
     Decrease (increase) in restricted cash                                               11,836                       (212)
     Other                                                                                     -                       (982)
                                                                                 ----------------            ---------------
     Net cash provided by investment activities                                           28,013                      3,147
                                                                                 ----------------            ---------------

Financing Activities
     Debt repayments                                                                     (58,000)                         -
     Other                                                                                     -                      3,343
                                                                                 ----------------            ---------------
Net cash provided by (used in) financing activities                                      (58,000)                     3,343
                                                                                 ----------------            ---------------

Effect of Exchange Rate Changes on Cash and Equivalents                                     (631)                       318
                                                                                 ----------------            ---------------

Net Increase (Decrease) in Cash and Equivalents                                           (4,069)                    29,136

Cash and Equivalents, January 1                                                          145,069                    124,083
                                                                                 ----------------            ---------------

Cash and Equivalents, March 31                                                    $      141,000              $     153,219
                                                                                 ================            ===============


See notes to condensed consolidated financial statements.

                   Homestake Mining Company and Subsidiaries


Notes to Condensed Consolidated Financial Statements (unaudited)



1. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

2.   Other income for the three months ended March 31 is as follows
     (in millions):

                                                                    Three Months Ended
                                                                         March 31,
                                                            ------------------------------------
                                                                1999                   1998
                                                            --------------         -------------

Gains on asset disposals                                        $0.2                  $0.2
Gain on sales of Rabbi Trust investments                           -                   4.0
Royalty income                                                   0.6                   0.6
Foreign currency contract gains                                  7.9                   4.1
Foreign currency exchange gains on inter-
     company advances                                            1.3                   0.9
Other foreign currency gains                                     0.2                   0.1
Other                                                            1.1                   1.6
                                                            --------------         -------------
                                                               $11.3                 $11.5
                                                            ==============         =============

3. In January 1998, the Company commenced a restructuring of underground operations at the Homestake mine, including a significant reduction in that mine's workforce. As a result of the restructuring, in the first quarter of 1998 the Company recorded severance and other costs of $8.9 million, net of pension and other postretirement curtailment and settlement gains of $9.3 million.

4. On April 30, 1998 Homestake acquired Plutonic Resources Limited ("Plutonic"), a publicly-traded Australian gold producer, by an exchange of common stock for common stock. Homestake issued 64.4 million common shares to acquire Plutonic based on an exchange ratio of 0.34 Homestake common shares for each Plutonic share. The business combination with Plutonic was accounted for as a pooling of interests and, accordingly, Homestake's consolidated financial statements include Plutonic for all periods. Business combination expenses of $2.8 million related to this acquisition were recorded in the three months ended March 31, 1998.

                   Homestake Mining Company and Subsidiaries

5.   Long-term debt is as follows:

                                                                       March 31,                 December 31,
                                                                         1999                        1998
                                                                    ---------------------------------------------
Convertible subordinated notes (due 2000)                                 $ 150,000                    $ 150,000
Pollution control bonds
    Lawrence County, South Dakota (due 2032)                                 38,000                       48,000
    State of California (due 2004)                                           17,000                       17,000
Cross-border credit facility (due 2003)                                      98,955                      142,410
                                                                    ---------------------------------------------
                                                                          $ 303,955                    $ 357,410
                                                                    =============================================

     During the first quarter of 1999, the Company repaid $48 million (A$75 million) of Australian dollar-denominated borrowings under the credit facility from existing cash balances and $10 million of the South Dakota Waste Disposal Bonds from funds held in trust. Borrowings outstanding at March 31, 1999 under the cross-border credit facility consist of Australian dollar-denominated borrowings of A$158 million.

6. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which establish trading ranges within which the United States dollar may be exchanged for foreign currencies by setting minimum and maximum exchange rates.

     At March 31, 1999 the Company had foreign currency option contracts outstanding as follows:

                                              Expected Maturity or Transaction Date
                                                                                       Total or
US$ in millions                                 1999        2000          2001         Average
                                             ------------------------  ------------  -------------
Canadian $ / US $ option contracts:
      US $ covered                                 $97.7       $93.4         $63.1         $254.2
      Average put exchange rate (1)                 0.69        0.69          0.66           0.68
      Average call exchange rate (2)                0.72        0.72          0.69           0.71

Australian $ / US $ option contracts:
      US $ covered                                 $69.2       $68.6         $23.0         $160.8
      Average put exchange rate (1)                 0.65        0.64          0.60           0.64
      Average call exchange rate (2)                0.68        0.67          0.63           0.67

     (1) Assuming exercise by the counter-party at the expiration date, the Company would exchange US dollars for Canadian or Australian dollars at the put exchange rate if the spot exchange rate was below the put exchange rate.

     (2) Assuming exercise by the Company at the expiration date, the Company would exchange US dollars for Canadian or Australian dollars at the call exchange rate if the spot exchange rate was above the call exchange rate.

                   Homestake Mining Company and Subsidiaries


7. The Company's operations are affected significantly by the market price of gold. Gold prices are influenced by numerous factors over which the Company has no control, including expectations with respect to the rate of inflation, the relative strength of the United States dollar and certain other currencies, interest rates, global or regional political or economic crises, demand for gold for jewelry and industrial products, and sales by holders and producers of gold in response to these factors. Homestake's current hedging policy provides for the use of forward sales contracts to hedge up to 30% of each of the following ten year's expected annual gold production, and up to 30% of each of the following five year's expected annual silver production, at prices in excess of certain targeted prices. The policy also provides for the use of combinations of put and call option contracts to establish minimum floor prices.

     At March 31, 1999 the Company had gold forward sales and option contracts outstanding as follows:

                                                Expected Maturity or Transaction Date
                                       ---------------------------------------------------------
                                                                                         There-    Total or
                                         1999      2000      2001      2002     2003     after      Average
                                       --------- ---------- --------  -------- --------  -------  ------------
US $ denominated contracts:
   Forward sales contracts:
    Ounces (thousands)                     82.4       85.1     95.0      95.0     75.0                  432.5
    Average price ($ per oz.)              $417       $430     $441      $457     $481                   $445

   Put options owned:
    Ounces (thousands)                    260.0       30.0                                              290.0
    Average price ($ per oz.)              $285       $350                                               $291

   Call options written:
    Ounces (thousands)                    120.0       15.0                                              135.0
    Average price ($ per oz.)              $300       $395                                               $311

Australian $ denominated contracts: (1)
   Forward sales contracts:
    Ounces (thousands)                                24.8     24.8      24.8     24.8     50.8         150.0
    Average price (US$ per oz.)                       $330     $330      $330     $330     $330          $330

   Put options owned:
    Ounces (thousands)                     90.0      120.0    120.0                                     330.0
    Average price (US$ per oz.)            $317       $325     $335                                      $327


    (1) Expressed in US dollars at an exchange rate of A$ = US$ 0.6263

     During the three months ended March 31, 1999, the Company delivered or financially settled 27,500 ounces of gold at an average price of $409 per ounce under forward sales contracts and 30,000 ounces of gold at an average price of $318 per ounce under option contracts. This compares to the first quarter of 1998 when Homestake delivered or financially settled 153,000 ounces of gold at an average price of $338 per ounce under forward sales and option contracts. Homestake also delivered or financially settled 755,000 ounces of silver during the first quarter of 1999 at an average price of $6.34 per ounce under option contracts. The

                  Homestake Mining Company and Subsidiaries


     Company's gold hedging activities increased first quarter 1999 revenues by approximately $6 million.

8. In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company primarily is engaged in gold mining and related activities. Gold operations are managed and internally reported based on the following geographic areas: United States, Australia and Canada. The Company also has gold operations in Chile, other foreign exploration activities and a sulfur operation in the Gulf of Mexico which are included in "Corporate and All Other". Within each geographic segment, operations are managed on a mine-by-mine basis. However, due to each mine having similar characteristics, the Company has adopted the aggregation approach available under SFAS 131. Segment information for the three months ended March 31, 1999 and 1998 is as follows (in thousands):

                                                                 Corporate
                          United                                  and All        Reconciling
                          States      Australia      Canada        Other          Items         Total
                       -----------------------------------------------------------------------------------
1999
Revenues                   $ 42,849       $64,352       $60,287     $ 19,778      $ (8,733)      $178,533
Operating
   earnings (loss)            3,418        13,377        19,659       10,363        (8,733)        38,084

1998
Revenues                   $ 63,060       $73,958       $62,093     $ 17,936        $ (830)      $216,217
Operating
   earnings (loss)            7,504         5,587        23,905        8,404          (830)        44,570

9. Homestake's comprehensive income (loss) for the three months ended March 31, 1999 and 1998 was as follows (in thousands):

                                                                      Three Months Ended March 31,
                                                                       1999                   1998
                                                                  ---------------         --------------
Net Income (Loss)                                                        $ 2,198                $(6,586)
Other Comprehensive Income (Loss)
     Currency translation adjustments                                     10,147                  5,917
     Unrealized losses on securities                                         (35)                (2,294)
                                                                  ---------------         --------------
Total Other Comprehensive Income                                          10,112                  3,623
                                                                  ---------------         --------------

Comprehensive Income (Loss)                                              $12,310                $(2,963)
                                                                  ===============         ==============

     In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and

                  Homestake Mining Company and Subsidiaries



     the hedged items. SFAS 133 is effective for fiscal years beginning after June 15, 1999 but earlier adoption is permitted. The Company believes that under SFAS 133, changes in unrealized gains and losses on Homestake's foreign currency contracts will qualify for hedge accounting and be deferred in other comprehensive income. However, there are many complexities to this new standard and the Company currently is evaluating the impact that SFAS 133 will have on reported operating results and financial position and has not yet determined whether it will adopt SFAS 133 earlier than January 1, 2000.

10. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes heavy liabilities on persons who discharge hazardous substances. The Environmental Protection Agency ("EPA") publishes a National Priorities List ("NPL") of known or threatened releases of such substances.

     Grants: Homestake's former uranium millsite near Grants, New Mexico is listed on the NPL. The total future cost for reclamation, remediation, monitoring and maintaining compliance at the Grants site is estimated to be $14 million.

     Pursuant to the Energy Policy Act of 1992, the United States Department of Energy ("DOE") is responsible for 51.2% of past and future costs of reclaiming the Grants site in accordance with Nuclear Regulatory Commission license requirements. Through March 31, 1999, Homestake had received $25.6 million from the DOE and the accompanying balance sheet at March 31, 1999 includes an additional receivable of $8.2 million for the DOE's share of reclamation expenditures made by Homestake through 1998. Homestake believes that its share of the estimated remaining cost of reclaiming the Grants facility is fully provided in the financial statements at March 31, 1999.

     In 1983, the State of New Mexico made a claim against Homestake for unspecified natural resource damages resulting from the Grants tailings. New Mexico has taken no action to enforce its claim.

     Whitewood Creek: Deposits of tailings along an 18-mile stretch of Whitewood Creek formerly constituted a site on the NPL. Whitewood Creek was a site where mining companies operating in the Black Hills of South Dakota, including Homestake, placed mine tailings beginning in the nineteenth century. Some tailings placed in Whitewood Creek eventually flowed into the Belle Fourche River, the Cheyenne River and Lake Oahe. Homestake ceased the placement of mine tailings into Whitewood Creek in 1977 and for more than 21 years the Homestake mine has impounded all mine tailings that are not redeposited in the mine. The site was deleted from the NPL in 1996.

     In September 1997, the State of South Dakota filed an action against Homestake, alleging that Homestake's disposal of mine tailings in Whitewood Creek resulted in injuries to natural resources in Whitewood Creek, the Belle Fourche River, the Cheyenne River and Lake Oahe. The complaint also contained a pendent state law claim, alleging that the tailings constitute a continuing public nuisance. The complaint asks for abatement of the nuisance, damages in an unascertained amount, litigation costs and interest. In November 1997, the United States government and the Cheyenne River Sioux Tribe (the "Federal Trustees") filed a similar action alleging injuries to natural resources and seeking response costs, damages in unspecified amounts, litigation costs and attorneys fees. In its answers, Homestake denies that

                  Homestake Mining Company and Subsidiaries


     there has been any continuing damage to natural resources or nuisance as a result of the placement of tailings in Whitewood Creek. Homestake has also counterclaimed against the State of South Dakota and the Federal Trustees seeking cost recoupment, contribution and indemnity.

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

11. On December 3, 1998 Homestake completed the acquisition of the 49.4% of Prime Resources Group Inc. ("Prime") it did not already own. Under the Plan of Arrangement, Prime shareholders had the option of receiving 0.74 of a Homestake common share or 0.74 of a Homestake Canada Inc. ("HCI") exchangeable share for each Prime share. Each HCI exchangeable share is exchangeable for one Homestake common share at any time at the option of the holder and has essentially the same voting, dividend (payable in Canadian dollars), and other rights as a Homestake common share. A share of special voting stock was issued to Montreal Trust Company of Canada, in trust for the holders of the HCI exchangeable share, and provides the mechanism for holders of HCI exchangeable shares to receive voting rights in Homestake. Homestake owns all of HCI's common shares outstanding. At March 31, 1999, HCI had 8.1 million HCI exchangeable shares outstanding all of which were held by the public. Summarized financial information for HCI is as follows:

                  Homestake Mining Company and Subsidiaries



                                                           March 31,                December 31,
                                                             1999                       1998
                                                       ------------------        --------------------

Current assets                                                 $  53,341                   $ 149,102
Noncurrent assets                                                523,077                     524,588
                                                       ------------------        --------------------
       Total assets                                            $ 576,418                   $ 673,690
                                                       ==================        ====================

Notes payable to the Company                                   $ 125,643                   $ 144,002
Other current liabilities                                         26,781                      40,837
Long-term liabilities                                             16,496                      15,882
Deferred income and mining taxes                                 197,973                     193,074
Redeemable preferred stock
       held by the Company                                             -                      36,167
Shareholders' equity                                             209,525                     243,728
                                                       ------------------        --------------------
       Total liabilities and
           shareholders' equity                                $ 576,418                   $ 673,690
                                                       ==================        ====================



                                                                     Three Months Ended
                                                                          March 31,
                                                             1999                        1998
                                                       ------------------          ------------------

Total revenues                                                  $ 57,918                    $ 62,093
Costs and expenses                                                46,471                      41,747
                                                       ------------------          ------------------
Income before taxes and
       minority interests                                       $ 11,447                    $ 20,346
                                                       ==================          ==================

Net income                                                       $ 3,951                     $ 4,920
                                                       ==================          ==================


12. Subsequent Event - Argentina Gold Corp.

     On April 27, 1999, shareholders of Argentina Gold Corp. ("Argentina Gold") approved a Plan of Arrangement for Homestake to acquire the Vancouver-based Argentina Gold for approximately $190 million in Homestake common shares. Argentina Gold's principal asset is its 60% interest in the Veladero property located in northwest Argentina along the El Indio gold belt. The transaction closed on April 29,1999. Under the Plan of Arrangement, Argentina Gold shareholders received 0.545 Homestake common shares for each share of Argentina Gold. Homestake issued approximately 21 million common shares to acquire all of the shares of Argentina Gold. The transaction will be accounted for as a pooling of interests.

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

         On April 30, 1998 Homestake acquired Plutonic Resources Limited ("Plutonic"), an Australian gold producer, by issuing 64.4 million Homestake common shares. This business combination was accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements include Plutonic for all periods.

                              RESULTS OF OPERATIONS

         Homestake recorded net income of $2.2 million or $0.01 per share during the first quarter of 1999 compared to a net loss of $6.6 million or $0.03 per share during the first quarter of 1998. First quarter of 1999 results include pretax foreign currency exchange gains of $9.4 million compared to pretax foreign currency exchange gains of $5.1 million and gains on the sale of Rabbi Trust investments of $4 million in the first quarter of 1998. The first quarter of 1998 also included after-tax unusual charges totaling $8.6 million or $0.04 per share. No charges for unusual items were recorded during the first quarter of 1999.

         Consolidated production for the 1999 first quarter totaled 559,000 gold equivalent ounces, a 13% reduction from the 1998 first quarter production of 641,300 gold equivalent ounces. This reduction primarily is due to lower production from the Homestake, Eskay Creek, Kalgoorlie and Plutonic operations and the absence of production from the closed Mt Morgans mine, partially offset by higher production from the Darlot and Williams mines. Gold and ore sales for the first quarter of 1999 decreased to $159.2 million from $194.3 million during the first quarter of 1998 reflecting lower gold prices and decreased sales volumes resulting from the lower production. During the first three months of 1999, 554,000 equivalent ounces of gold were sold at an average realized price of $298 per ounce compared to 638,700 equivalent ounces of gold sold at an average realized price of $317 per ounce during the first three months of 1998. Consolidated cash costs per ounce during the first quarter of 1999 declined by 9% to $193 per ounce from $213 per ounce during the corresponding first quarter of 1998. Approximately $8 per ounce of this decrease is attributable to lower average Australian and Canadian dollar exchange rates in the first quarter of 1999 compared to the first quarter of 1998.

         United States production decreased to 142,400 ounces during the first quarter of 1999 from 182,300 ounces during the first quarter of 1998. The decrease primarily is due to lower production at the Homestake mine following the completion of open-pit mining during 1998, along with lower production at the Ruby Hill and Pinson mines. The weighted average United States cash cost was $218 per ounce during the first quarter of 1999 compared to $219 per ounce during the first quarter of 1998.

                  Homestake Mining Company and Subsidiaries



         Gold production at the Homestake mine in South Dakota during the first quarter of 1999 was 45,700 ounces compared to 76,000 ounces produced during the first quarter of 1998. The Homestake mine is now mining ore exclusively from the underground operation. Open Cut mining operations were completed during the fourth quarter of 1998, but three to five months of stockpiled low-grade ore from the former surface mine remain to be processed in 1999. Processing of this stockpiled ore was restricted during the first quarter of 1999 due to above average precipitation, which resulted in higher than normal water volumes collecting in the tailings impoundment. Almost all of the mine's production in the first quarter of 1999 was sourced from the underground mine whereas approximately 78% of the first quarter 1998 production came from the lower-cost Open Cut operations due to the temporary shut down in January 1998 of the underground operations. As a result, cash costs at the Homestake mine increased to $271 per ounce during the first quarter of 1999 from $244 per ounce during the first quarter of 1998. Gold production at the Ruby Hill mine near Eureka, Nevada totaled 25,200 ounces at a cash cost of $121 per ounce during the first quarter of 1999 compared to 30,600 ounces at a cash cost $129 per ounce during the prior year's first quarter. The decrease in production is due to the exceptionally high ore grades during the first quarter of 1998 as initial mining occurred in higher-grade areas of the pit. Current mining grades are more comparable to the average life-of-mine reserve. Cash costs per ounce declined due to a larger percentage of high-grade ore being amenable to conventional milling resulting in higher recoveries compared to heap leaching. First quarter 1999 production from the processing of residual stockpiles at the McLaughlin operation in northern California totaled 30,200 ounces of gold, relatively unchanged  from the 30,100  ounces  produced  during the first  quarter of 1998.
Increased throughput offset a 12% decline in ore grade, but resulted in a 5% increase in cash costs to $244 per ounce during the 1999 first quarter from $233 per ounce during the 1998 first quarter. Homestake's share of production from the Round Mountain mine in central Nevada declined to 29,800 ounces in the first quarter of 1999 from 33,000 ounces during the prior year's first quarter. Cash costs declined to $196 per ounce during the 1999 first quarter compared to $207 per ounce during the 1998 first quarter. Reusable pad gold production was lower during the quarter as mining equipment was diverted to conduct higher-than-normal overburden stripping. Production from Round Mountain is expected to improve during the second quarter of 1999 as the overburden removal increases access to additional ore. The Pinson mine near Winnemucca, Nevada was placed on care and maintenance in January 1999 due to continuing low gold prices and production shortfalls. Homestake's 50% share of residual recovery from the heap-leach pads was 3,600 ounces of gold at a cash cost of $242 per ounce during the first quarter of 1999 compared to production of 6,400 ounces at $321 per ounce during the comparable period in 1998. The operation is conducting reclamation of the tailings impoundment and waste rock disposal areas. Exploration continues to further define the deep mineralization discovered during the 1998 drilling program.

         Canadian gold production decreased to 218,000 ounces during the first quarter of 1999 from 230,500 ounces during the first quarter of 1998, primarily due to lower production at the Eskay Creek mine. During the first quarter of 1999, the weighted average cash costs per ounce from the Company's operations in Canada decreased to $162 per ounce from $165 per ounce during the comparable period of the prior year primarily due to a lower Canadian/U.S. dollar exchange rate. On a local currency basis, weighted average Canadian cash cost per ounce increased by 3%.

                 Homestake Mining Company and Subsidiaries



         At the Eskay Creek mine, first quarter 1999 gold production decreased to 123,500 gold equivalent ounces from 141,100 gold equivalent ounces in the corresponding period of 1998. Cash costs for both periods were $121 per ounce. Gold and silver production during the first quarter of 1999 was 70,200 ounces and 2.9 million ounces, respectively, compared to 73,400 ounces and 3.2 million ounces, respectively, during the comparable period in 1998. Gold equivalent production was lower in the 1999 first quarter due to lower ore shipments and an increase in the silver to gold equivalency ratio, partially offset by a 31% increase in mill throughput. Homestake's 50% share of gold production at the Williams mine increased to 51,900 ounces for the first quarter of 1999 from 44,700 ounces during the similar period in 1998 due to a 15% increase in ore grade. A seismic event that occurred at the end of March 1999 resulted in damage to access drifts and an orepass. Expenses for restoration and repairs are not expected to significantly impact operating costs or adversely impact production during the year. Cash costs declined to $220 per ounce during the first quarter of 1999 compared to $244 per ounce during the similar period in 1998 primarily due to the higher ore grade. Work to increase the capacity of the Williams mill is progressing on schedule. The operation expects to process the first ore from the David Bell mine by mid-year 1999. Homestake's 50% share of gold production at the David Bell mine totaled 18,700 ounces at a cash cost of $214 per ounce compared to 18,200 ounces at a cash cost of $238 per ounce during the first quarter of 1998. The lower cash costs per ounce resulted from higher ore grades and a lower exchange rate. During the first quarter of 1999, the Snip mine produced 21,100 ounces of gold at a cash cost of $214 per ounce compared to 23,700 ounces at a cash cost of $224 per ounce during the comparable period in 1998. The operation is scheduled to cease production at the end of May 1999. Reclamation has commenced and will continue after completion of mining.


         Australian gold production declined to 192,000 ounces during the first quarter of 1999 compared to 222,900 ounces during the first quarter of 1998 primarily due to lower production from the Kalgoorlie and Plutonic operations and absence of production from the closed Mt Morgans mine, partially offset by higher production from the Darlot mine. During the first quarter of 1999, Australian cash costs per ounce decreased to $210 per ounce from $256 per ounce during the comparable period of the prior year. Eleven dollars of this decline is attributable to the 5% decline in the Australian/U.S. dollar exchange rate.

         Homestake's share of production at the Kalgoorlie operations in Western Australia totaled 83,000 ounces at a cash cost of $210 per ounce during the first quarter of 1999 compared to 94,100 ounces at a cash cost of $262 per ounce during the first three months of 1998. The decrease in production primarily resulted from reduced mill throughput in an effort to minimize stress on the Fimiston Mill's cracked ring gear. A replacement gear is scheduled for installation in May 1999. Cash costs per ounce were lower as a result of the improved performance at the restructured Mt Charlotte mine along with the lower exchange rates. The conversion from contractor to owner mining is proceeding on schedule and mining equipment is being ordered in the second quarter of 1999. Gold production at the Plutonic mine was 48,300 ounces at a cash cost of $264 per ounce during the first quarter of 1999 compared to 56,300 ounces at a cash cost of $266 per ounce during the first quarter of 1998. In March 1999, the operation incurred minor production disruptions due to adverse weather from Cyclone Vance. Gold production was lower than planned from the open pits and treatment of lower grade stockpile ore was required to maintain full process plant capacity. Gold production at the Lawlers mine was 27,300 ounces at a cash cost of $162 per ounce during the first

                 Homestake Mining Company and Subsidiaries


quarter compared to 31,600 ounces at a cash cost of $189 per ounce during the corresponding quarter in 1998. The decline in gold production is due to completion of open-pit mining. In 1999, production is primarily from the underground mine. Additional underground declines have been started to access ore lenses that trend below the New Holland South and Genesis pits. Development drilling completed in various areas of the Glasgow-Lass trend continues to produce positive results confirming continuity in the existing ore lenses and indicating the presence of several new lenses. During the first quarter of 1999, the Darlot mine produced 27,900 ounces of gold at a cash cost of $174 per ounce compared to 15,600 ounces of gold at a cash cost of $334 per ounce during the corresponding period in 1998. The improved performance is attributable to increased production from the higher-grade Centenary ore body. A treatment plant upgrade project was started during the first quarter and is expected to increase gold recoveries following completion in the third quarter of 1999.

         The Company's share of revenues at the Main Pass 299 operations in the Gulf of Mexico totaled $3.9 million during the first quarter of 1999 compared to $6.1 million during the first quarter of 1998, and operating losses of $1.4 million were recorded during the 1999 first quarter compared to operating losses of $0.7 million during the first quarter of 1998.

         Homestake's hedging policy provides for the use of forward sales contracts to hedge up to 30% of each of the following ten year's expected annual gold production, and up to 30% of each of the following five year's expected annual silver production, at prices in excess of certain targeted prices. The policy also provides for the use of combinations of put and call option contracts to establish minimum floor prices. During the first quarter of 1999, Homestake delivered or financially settled 57,500 ounces of gold at an average price of $362 per ounce under forward sales and option contracts. This compares to the first quarter of 1998 when Homestake delivered or financially settled 153,000 ounces of gold at an average price of $338 per ounce under forward sales and option contracts. Homestake also delivered or financially settled 755,000 ounces of silver during the first quarter of 1999 at an average price of $6.34 per ounce under option contracts. The Company's gold and silver hedging activities increased first quarter 1999 revenues by approximately $6 million. The estimated fair value of the Company's gold and silver hedging position at March 31, 1999 was approximately $83 million.

         A significant portion of the Company's operating expenses is incurred in Australian and Canadian currencies. The Company's profitability is impacted by fluctuations in these currencies' exchange rates relative to the United States dollar. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which establish trading ranges within which the United States dollar may be exchanged for Australian and Canadian dollars. For the three months ended March 31, 1999 the Company recorded gains of $7.9 million on these contracts. At March 31, 1999, the Company's provision for net unrealized losses on open contracts under this program was $12 million.

Other income for the first three months of 1999 includes foreign currency exchange gains of $9.4 million, including $7.9 million for foreign currency option contracts and $1.5 million primarily for intercompany advances. Other income in the corresponding period of 1998 includes foreign currency exchange gains of $5 million and gains on sales of investments of $4 million.

                 Homestake Mining Company and Subsidiaries


Depreciation, depletion and amortization expense decreased to $31.7 million during the 1999 first quarter from $36.1 million during the first quarter of 1998 reflecting write-downs of property, plant and equipment at the Homestake and Mt Charlotte mines during the third quarter of 1998, partially offset by an increase in depreciation expense at the Eskay Creek mine as a result of the December 1998 acquisition of the Prime minority interests.

Exploration expense for the first three months of 1999 decreased to $7.7 million compared to $10.3 million during the first quarter of 1998. The Company expects to spend approximately $43 million on exploration activities during 1999 (excluding approximately $3 million of exploration expense incurred by Argentina Gold Corp. prior to its April 1999 business combination with Homestake).

Income and mining tax expense for the three months ended March 31, 1999 was $12.5 million compared to $7.2 million for the same period in 1998. The increase in tax expense resulted from the increase in pretax income and a one-time charge of approximately $3 million related to the repatriation of cash to the United States from the Company's Canadian subsidiaries. In addition to this one-time charge, the consolidated effective tax rate of 87.6% during the first quarter of 1999, reflects the geographic mix of pretax income and losses. Homestake had pretax earnings in Canada and Australia, which are subject to high rates of tax and pretax losses in other foreign jurisdictions on which it was unable to record a tax benefit due to the uncertainty of realization. The Company's consolidated effective income and mining tax rate will fluctuate depending on the geographical mix of pretax income.

Minority interests: During the 1999 first quarter, minority interests' share of losses in consolidated subsidiaries of $0.4 million compares to minority interests' share of income in consolidated subsidiaries of $3.9 million in the first quarter of 1998. The decrease in minority interests' share of income is due to Homestake's December 1998 acquisition of the minority interests of Prime Resources Group Inc.

         The following chart details Homestake's gold production and total cash costs per ounce by location, and consolidated revenue and production costs per ounce.

                 Homestake Mining Company and Subsidiaries




                                                         Production                             Total Cash Costs
                                                    (Ounces in thousands)                      (Dollars per ounce)
                                                     Three Months Ended                         Three Months Ended
                                                          March 31,                                  March 31,
Mine (Percentage interest)                           1999            1998                       1999            1998
----------------------------------            ----------------------------              -----------------------------
United States
   Homestake (100)                                   45.7            76.0                       $271            $244
   Ruby Hill (100)                                   25.2            30.6                        121             129
   McLaughlin (100)                                  30.2            30.1                        244             233
   Round Mountain (25)                               29.8            33.0                        196             207
   Pinson (50)                                        3.6             6.4                        242             321
   Marigold (33)                                      7.9             6.2                        190             246
                                              ------------    ------------
       Total United States                          142.4           182.3
Canada
   Eskay Creek (100) (1,3)                          123.5           141.1                        121             121
   Williams (50)                                     51.9            44.7                        220             244
   David Bell (50)                                   18.7            18.2                        214             238
   Quarter Claim (25)                                 2.8             2.8                        162             171
   Snip (100) (2,3)                                  21.1            23.7                        214             224
                                              ------------    ------------
        Total Canada                                218.0           230.5
Australia
   Kalgoorlie (50)                                   83.0            94.1                        210             262
   Plutonic (100)                                    48.3            56.3                        264             266
   Darlot (100)                                      27.9            15.6                        174             334
   Lawlers (100)                                     27.3            31.6                        162             189
   Peak Hill (67)                                     5.5             5.8                        177             308
   Mt Morgans (80)                                      -            19.5                          -             231
                                              ------------    ------------
        Total Australia                             192.0           222.9
Chile
   Agua de la Falda (51)                              6.6             5.6                        212             215
                                              ------------    ------------              -------------  --------------
   Total Production                                 559.0           641.3                       $193            $213
                                                                                        =============  ==============
   Minority Interests                                   -           (81.4)
                                              ------------    ------------
   Homestake's Share                                559.0           559.9
                                              ============    ============

                Homestake Mining Company and Subsidiaries



                                                               Three Months Ended
                                                                   March 31,
Per Ounce of Gold                                       1999                   1998
                                                ------------------------------------
Revenue                                                 $298                   $317
                                                ====================================

Per Ounce Costs
Cash Operating Costs (4)                                $189                   $210
Other Cash Costs (5)                                       4                      3
                                                ------------------------------------
     Total Cash Costs                                    193                    213
Noncash Costs  (6)                                        55                     57
                                                ------------------------------------
     Total Production Costs                             $248                   $270
                                                ====================================

(1) Ounces produced are expressed on a gold equivalent basis and include 70,200 (73,400 in 1998) ounces of gold and 2.9 million (3.2 million in 1998) ounces of silver contained in ore and concentrates sold to smelters in the first quarter.

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

               Homestake Mining Company and Subsidiaries


                         LIQUIDITY AND CAPITAL RESOURCES



         Cash provided by operations totaled $26.5 million during the first quarter of 1999 compared to $22.3 million during the first quarter of 1998. Working capital at March 31, 1999 amounted to $270.9 million, including cash and equivalents and short-term investments of $267.3 million.

         Capital expenditures of $13.3 million during the first quarter of 1999 compare to expenditures of $18 million during the first quarter of 1998. Capital expenditures in 1999 include approximately $7.1 million at the Plutonic, Darlot and Lawlers mines primarily for underground development work. The balance of the 1999 capital expenditures primarily relate to underground mobile mining equipment purchases at the Homestake mine and sustaining capital at the Company's other operating mines. Capital additions during 1998 include $18 million, primarily for underground development work at the Plutonic and Darlot mines, development work at the Kalgoorlie operations, and new shops and other facilities at the Round Mountain mine.

         The Company has a United States/Canadian/Australian cross-border credit facility providing a total availability of $430 million. This facility is available through July 14, 2003 and provides for borrowings in United States, Canadian, or Australian dollars, or gold, or a combination of these. During the first quarter of 1999, the Company repaid $48 million (A$75 million) of Australian dollar-denominated borrowings under the credit facility from existing cash balances. At March 31, 1999 borrowings under the Australian dollar credit facility of $99 million (A$158 million) were outstanding. The Company pays a commitment fee on the unused portion of this facility ranging from 0.15% to 0.35% per annum, depending upon rating agencies' ratings for the Company's senior debt. The credit agreement requires a minimum consolidated net worth, as defined in the agreement (primarily shareholders' equity plus the amount of all noncash write-downs made after December 31, 1997), of $500 million. Interest on the Australian dollar borrowings is payable quarterly and is based on the Australian Bank Bill Swap Rate plus a margin of up to 1.125%. At March 31, 1999 this interest rate was 5.88%.

         In July 1997, Lawrence County, South Dakota issued $30 million of South Dakota Solid Waste Disposal Revenue Bonds ("Waste Disposal Bonds") and $18 million of South Dakota Pollution Control Refunding Revenue Bonds, both of which are due in 2032. The Company is responsible for funding principal and interest payments on these bonds. Due to a reduction in the size of the Homestake mine tailings project, the Company redeemed $10 million of the Waste Disposal Bonds in March 1999 out of the funds held in trust.

         The Company has $150 million of 5.5% convertible subordinated notes outstanding which mature on June 23, 2000. Interest on the notes is payable semiannually in June and December. The notes are convertible into the Company's common shares at a rate of $23.06 per common share and are redeemable by the Company in whole at any time. The Company expects to refinance these notes prior to their maturity.

         In March 1999, Company declared a semi-annual dividend of $0.05 per common share and C$0.075 per HCI exchangeable share, both payable May 10, 1999 to shareholders of record on April 20, 1999.

              Homestake Mining Company and Subsidiaries



         In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. SFAS 133 is effective for fiscal years beginning after June 15, 1999 but earlier adoption is permitted. The Company believes that under SFAS 133, changes in unrealized gains and losses on Homestake's foreign currency contracts will qualify for hedge accounting and be deferred in other comprehensive income. However, there are many complexities to this new standard and the Company currently is evaluating the impact that SFAS 133 will have on reported operating results and financial position and has not yet determined whether it will adopt SFAS 133 earlier than January 1, 2000.

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

Year 2000 Compliance

         The Company has completed a review of its computer-based information systems and has developed a plan to ensure all of these systems will be Year 2000 compliant. Year 2000 compliant upgrades for the Company's core financial systems have been installed and testing of these systems is continuing. All other critical Company information systems hardware and software will be brought into compliance by mid-1999.

         The Company currently is in the process of reviewing all microprocessor-controlled devices, including process-monitoring systems, in use at its operating locations to determine whether they are Year 2000 compliant. The identification phase has been completed and assessment research of the identified devices is ongoing. The Company will upgrade systems and/or develop contingency plans based on this research. Any necessary remediation and testing is planned to be completed by mid-1999. In addition, the Company is monitoring similar Year 2000 related activities at its joint venture operations where it is not the operator. A Year 2000 related microprocessor problem that is not identified or remedied at an operating location potentially could result in a short-term production disruption at that location.

         The Company's total expenditures for the above Year 2000 activities are expected to be approximately $1.5 million and should not adversely impact other information system initiatives. Year 2000 expenditures to date total approximately $1 million.

              Homestake Mining Company and Subsidiaries



         The Company currently is surveying all major suppliers and customers to assess their Year 2000 compliance and, where practical, will make specific contingency plans based on the results of this survey. The greatest risk to the Company in this regard would be interruptions in the supply of power and/or water to certain of its operating locations. A disruption in the supply of either of these utilities could significantly hamper or curtail production at an operating location until the service is restored. A disruption in the supply of other services or supplies at an operating location potentially could result in a short-term production disruption at that location.

         With the exception of ore and concentrates produced at the Eskay Creek and Snip mines, which are sold directly to smelters, the Company's principal product is finished gold bullion, which is sold to major financial institutions. Because of government mandated Year 2000 compliance programs in the financial industry, the Company expects that their core financial operating systems will be Year 2000 compliant, and that there will be no significant disruption in the Company's ability to sell its gold production. The smelters which purchase the ore and concentrates produced at the Eskay Creek and Snip mines have been contacted directly, and though they have not completed all of their Year 2000 compliance activities, they do not expect any significant disruptions related to Year 2000 issues.

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


Argentina Gold Corp.

On April 27, 1999, shareholders of Argentina Gold Corp. ("Argentina Gold") approved a Plan of Arrangement for Homestake to acquire the Vancouver-based Argentina Gold for approximately $190 million in Homestake common shares. Argentina Gold's principal asset is its 60% interest in the Veladero property located in northwest Argentina along the El Indio gold belt. The transaction closed on April 29, 1999. Under the Plan of Arrangement, Argentina Gold shareholders received 0.545 Homestake common shares for each share of Argentina Gold. Homestake issued approximately 21 million common shares to acquire all of the shares of Argentina Gold. The transaction will be accounted for as a pooling of interests.

              Homestake Mining Company and Subsidiaries



Part II - OTHER INFORMATION

Item 5. - Other Information

(a)      Business Combination - Argentina Gold Corporation

         On April 27, 1999, shareholders of Argentina Gold Corp. ("Argentina Gold") approved a Plan of Arrangement for Homestake to acquire the Vancouver-based Argentina Gold for approximately $190 million in Homestake common shares. Argentina Gold's principal asset is its 60% interest in the Veladero property located in northwest Argentina along the El Indio gold belt. The transaction closed on April 29, 1999. Under the Plan of Arrangement, Argentina Gold shareholders received 0.545 Homestake common shares for each share of Argentina Gold. Homestake issued approximately 21 million common shares to acquire all of the shares of Argentina Gold. The transaction will be accounted for as a pooling of interests.



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

              Homestake Mining Company and Subsidiaries


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

         See the Company's Form 10-K Report for the year ended December 31, 1998, "RISK FACTORS" and "CAUTIONARY STATEMENTS" included under Part I
         - Item 1, for a more detailed discussion of factors that may impact on expected future results.

              Homestake Mining Company and Subsidiaries


Item 6.



(a)  Exhibits                                            Method of Filing


     11   Computation of Earnings Per Share              Filed herewith
                                                         electronically


     27   Financial Data Schedule                        Filed herewith
                                                         electronically

(b)      Reports on Form 8-K

         One report on Form 8-K was filed during the quarter ended March 31, 1999. The report dated March 10, 1999 announced that Homestake and Argentina Gold had entered into an agreement for Homestake to acquire Argentina Gold.

              Homestake Mining Company and Subsidiaries


                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.









                                                 HOMESTAKE MINING COMPANY







Date:  May 10, 1999                              By /s/ David W. Peat
       ------------                              -----------------
                                                    David W. Peat
                                                    Vice President, Finance and
                                                    Chief Financial Officer