Form 10-Q
period 1999-06-30
HOMESTAKE MINING CO /DE/
filed 1999-08-13
CIK 743872

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q



(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.



                  For the Quarterly Period Ended June 30, 1999



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


                           Yes        X                       No   ______
                                 -----------

The number of shares of common stock outstanding as of July 31, 1999 was 260,227,000.*


* Includes 6,994,000 Homestake Canada Inc. exchangeable shares that may be exchanged at any time for Homestake common stock on a one-for-one basis.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

A.     Condensed Consolidated Balance Sheets (unaudited)
       (In thousands, except per share amount)

                                                                                 June 30,                    December 31,
                                                                                   1999                          1998
                                                                            ----------------              ----------------
ASSETS
Current Assets
    Cash and equivalents                                                     $      167,630                $      147,519
    Short-term investments                                                           83,127                       154,346
    Receivables                                                                      41,181                        45,929
    Inventories:
       Finished products                                                             15,011                        13,312
       Ore and in process                                                            44,381                        39,465
       Supplies                                                                      24,056                        26,129
    Deferred income and mining taxes                                                 19,028                        22,792
    Other                                                                             9,128                         5,105
                                                                            ----------------              ----------------
       Total current assets                                                         403,542                       454,597
                                                                            ----------------              ----------------

Property, Plant and Equipment - at cost                                           2,644,178                     2,525,793
    Accumulated depreciation, depletion and amortization                         (1,519,608)                   (1,423,054)
                                                                            ----------------              ----------------
       Property, plant and equipment - net                                        1,124,570                     1,102,739
                                                                            ----------------              ----------------
Investments and Other Assets
    Noncurrent investments                                                           10,054                        12,945
    Other assets                                                                     67,399                        81,616
                                                                            ----------------              ----------------
       Total investments and other assets                                            77,453                        94,561
                                                                            ----------------              ----------------
Total Assets                                                                 $    1,605,565                $    1,651,897
                                                                            ================              ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                         $       34,624                $       43,457
    Accrued liabilities:
       Payroll and other compensation                                                27,779                        31,587
       Reclamation and closure costs                                                 23,295                        23,206
       Other                                                                         29,901                        23,317
    Unrealized (gain) loss on foreign currency exchange contracts                       (28)                       24,003
    Income and other taxes payable                                                    2,066                         3,151
                                                                             ----------------              ----------------
       Total current liabilities                                                    117,637                       148,721
                                                                             ----------------              ----------------

Long-term Liabilities
    Long-term debt                                                                  304,542                       357,410
    Other long-term obligations                                                     167,878                       168,178
                                                                             ----------------              ----------------
       Total long-term liabilities                                                  472,420                       525,588
                                                                             ----------------              ----------------

Deferred Income and Mining Taxes                                                    243,785                       230,567

Minority Interests in Consolidated Subsidiaries                                       7,167                         7,825

Shareholders' Equity
    Capital stock, $1 par value per share:
       Authorized - Preferred: 10,000 shares; no shares outstanding
                  - Common: 450,000 shares
       Outstanding - HCI exchangeable shares: 1999 - 6,998; 1998 - 11,139
                   - Common: 1999 - 253,212; 1998 - 247,483                         253,212                       247,483
    Other shareholders' equity                                                      511,344                       491,713
                                                                            ----------------              ----------------
       Total shareholders' equity                                                   764,556                       739,196
                                                                            ----------------              ----------------
Total Liabilities and Shareholders' Equity                                   $    1,605,565                $    1,651,897
                                                                            ================              ================

See notes to condensed consolidated financial statements.

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES

B.    Condensed Statements of Consolidated Operations (unaudited)
      (In thousands, except per share amounts)

                                                                Three Months Ended June 30,         Six Months Ended June 30,
                                                                     1999              1998             1999              1998
                                                              --------------    --------------   --------------    --------------
Revenues
      Gold and ore sales                                      $     169,076     $     210,687     $    328,303      $    405,026
      Sulfur and oil sales                                            5,345             5,665            9,196            11,798
      Interest income                                                 3,629             5,282            7,792             9,558
      Other income                                                   21,290           (26,284)          32,663           (14,790)
                                                              --------------    --------------   --------------    --------------
                                                                    199,340           195,350          377,954           411,592
                                                              --------------    --------------   --------------    --------------
Costs and Expenses
      Production costs                                              123,786           142,749          232,573           278,306
      Depreciation, depletion and amortization                       36,197            37,402           67,859            73,492
      Administrative and general expense                             10,549            11,538           21,746            24,177
      Exploration expense                                            11,651            13,370           21,112            24,634
      Interest expense                                                4,073             5,216            8,618            10,328
      Business combination and integration costs                      3,476            17,934            4,764            20,710
      Write-downs and other unusual charges                           3,500            13,061            3,500            21,940
      Other expense                                                   1,795               419            2,381               798
                                                              --------------    --------------   --------------    --------------
                                                                    195,027           241,689          362,553           454,385
                                                              --------------    --------------   --------------    --------------

Income (Loss) Before Taxes and Minority Interests                     4,313           (46,339)          15,401           (42,793)
Income and Mining Taxes                                              (4,549)            4,878          (17,021)           (2,342)
Minority Interests                                                      352            (1,688)             787            (5,616)
                                                              --------------    --------------   --------------    --------------

Net Income (Loss)                                             $         116     $     (43,149)    $       (833)     $    (50,751)
                                                              ==============    ==============   ==============    ==============



Net Income (Loss) Per Share - Basic and Diluted               $        0.00     $       (0.19)    $      (0.00)     $      (0.22)
                                                              ==============    ==============   ==============    ==============

Average Shares Used in the Computation                              260,084           229,107          259,641           228,907
                                                              ==============    ==============   ==============    ==============

Dividends Paid Per Common Share                               $        0.05     $        0.05     $       0.05      $       0.05
                                                              ==============    ==============   ==============    ==============


See notes to condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



C.  Condensed Statements of Consolidated Cash Flows (unaudited)
    (In thousands)

                                                                                   Six Months Ended June 30,
                                                                                  1999                      1998
                                                                            --------------            --------------
Cash Flows from Operations
    Net loss                                                                 $       (833)             $    (50,751)
    Reconciliation to net cash provided by operations:
       Depreciation, depletion and amortization                                    67,859                    73,492
       Write-downs                                                                  3,500                    13,061
       Gains on asset disposals                                                      (851)                   (1,854)
       Deferred taxes, minority interests and other                                 7,890                   (19,548)
       Effect of changes in operating working capital items                       (29,942)                   48,465
                                                                            --------------            --------------
    Net cash provided by operations                                                47,623                    62,865
                                                                            --------------            --------------

Investment Activities
    Decrease (increase) in short-term investments                                  73,287                   (11,231)
    Capital additions                                                             (35,634)                  (33,873)
    Proceeds from asset sales                                                       2,095                     7,841
    Decrease (increase) in restricted cash                                         11,816                      (429)
    Other                                                                               -                       542
                                                                            --------------            --------------
    Net cash provided by (used in) investment activities                           51,564                   (37,150)
                                                                            --------------            --------------

Financing Activities
    Borrowings                                                                    101,008                         -
    Debt repayments                                                              (162,012)                   (8,083)
    Dividends paid                                                                (12,085)                  (11,933)
    Common shares issued                                                            6,707                     1,038
    Other                                                                               -                     2,531
                                                                            --------------            --------------
Net cash used in financing activities                                             (66,382)                  (16,447)
                                                                            --------------            --------------

Effect of Exchange Rate Changes on Cash and Equivalents                           (12,694)                   (2,197)
                                                                            --------------            --------------

Net Increase in Cash and Equivalents                                               20,111                     7,071

Cash and Equivalents, January 1                                                   147,519                   128,890
                                                                            --------------            --------------

Cash and Equivalents, June 30                                                $    167,630              $    135,961
                                                                            ==============            ==============


See notes to condensed consolidated financial statements.

                   Homestake Mining Company and Subsidiaries


Notes to Condensed Consolidated Financial Statements (unaudited)

1.   General Information

     The condensed consolidated financial statements include Homestake Mining Company and its majority-owned subsidiaries, and their undivided interests in joint ventures (collectively, "Homestake" or the "Company") after elimination of intercompany amounts.

     The information furnished in this report reflects all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     All dollar amounts are in United States dollars unless otherwise indicated.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. SFAS 133 is effective for fiscal years beginning after June 15, 2000 but earlier adoption is permitted. The Company believes that under SFAS 133, changes in unrealized gains and losses on Homestake's foreign currency contracts will qualify for hedge accounting and be deferred in other comprehensive income. However, there are many complexities to this new standard and the Company currently is evaluating the impact that SFAS 133 will have on reported operating results and financial position and has not yet determined whether it will adopt earlier than January 1, 2001.

2.   Acquisitions

     On April 29, 1999, Homestake completed the acquisition of Argentina Gold Corp. ("Argentina Gold"), a publicly-traded Canadian gold exploration company, by an exchange of common stock for common stock. Homestake issued
     20.8 million common shares to acquire all of the shares of Argentina Gold based on an exchange ratio of 0.545 Homestake common shares for each share of Argentina Gold. The transaction has been accounted for as a pooling of interests and accordingly, Homestake's consolidated financial statements include Argentina Gold for all periods. Argentina Gold's principal asset is its 60% interest in the Veladero property located in northwest Argentina along the El Indio gold belt.

     The Company recorded business combination expenses of $3.5 million and $4.8 million, in the three and six month periods ended June 30, 1999, respectively, related to this transaction. Combined and separate preacquisition  results  for  Homestake  and

                    Homestake Mining Company and Subsidiaries


     Argentina Gold for the three months ended March 31, 1999 and for the three and six months ended June 30, 1998 are as follows (in thousands):

                                                          Argentina
                                      Homestake                Gold
                                      Historical          Historical (a)           Combined
                                   --------------------------------------------------------------
Three months ended March 31, 1999:
   Revenues                            $ 178,533               $ 81                $ 178,614
   Net income (loss)                       2,198             (3,147)                    (949)

Three months ended June 30, 1998:
   Revenues                            $ 195,285               $ 65                $ 195,350
   Net loss                              (30,931)           (12,218)                 (43,149)

Six months ended June 30, 1998:
   Revenues                            $ 411,502               $ 90                $ 411,592
   Net loss                              (37,517)           (13,234)                 (50,751)

Shareholders' equity:
   at March 31, 1999                   $ 737,843            $ 6,526                $ 744,369
   at December 31, 1998                  735,832              3,364                  739,196
   at June 30, 1998                      604,748              2,336                  607,084

a) The Argentina Gold historical results of operations have been adjusted to reflect i) United States generally accepted accounting principles and the format, classifications and accounting policies utilized by Homestake, and ii) translation into U.S. dollars using the average exchange rate for each period. Shareholders' equity has been translated into U.S. dollars using the end-of-period exchange rates.

     On April 30, 1998 Homestake acquired Plutonic Resources Limited ("Plutonic"), a publicly-traded Australian gold producer, by an exchange of common stock for common stock. Homestake issued 64.4 million common shares to acquire Plutonic based on an exchange ratio of 0.34 Homestake common shares for each Plutonic share. The business combination with Plutonic was accounted for as a pooling of interests. Business combination and integration costs of $17.9 million and $20.7 million related to this acquisition were recorded in the three and six months ended June 30, 1998, respectively.

                   Homestake Mining Company and Subsidiaries


3.   Other Income

                                                 Three Months Ended              Six Months Ended
                                                      June 30,                       June 30,
                                              -------------------------       ------------------------
(in millions)                                      1999           1998             1999          1998
                                              ----------    -----------       ----------   -----------
Gains on asset disposals                          $ 0.7          $ 1.6            $ 0.9         $ 1.9
Gain on sales of Rabbi
    Trust investments                               0.4            0.3              0.4           4.3
Royalty income                                      0.5            0.6              1.1           1.2
Foreign currency
    contract gains (losses)                         9.0          (26.5)            16.9         (22.4)
Foreign currency exchange gains (losses)
    on intercompany advances                        8.9           (4.4)            10.2          (3.5)
Other foreign currency gains (losses)              (0.5)           0.4             (0.3)          0.5
Other                                               2.3            1.7              3.5           3.2
                                              ----------    -----------       ----------   -----------
                                                 $ 21.3         $(26.3)          $ 32.7        $(14.8)
                                              ==========    ===========       ==========   ===========

4.   Write-downs and Other Unusual Charges

     During the second quarter of 1999, the Company determined that further participation in an exploration joint venture in Eastern Europe was unwarranted. As a result, Homestake recorded a write-down of $3.5 million related to the carrying value of this investment.

     Write-downs and other unusual charges for the three and six months ended June 30, 1998 include $13.1 million to write down exploration properties, including $10.2 million related to property of Argentina Gold. Write-downs and other unusual charges for the six months ended June 30, 1998 also includes $8.9 million related to the first quarter of 1998 restructuring of the Homestake mine in South Dakota.

5.    Comprehensive Income (Loss)

                                                            Three Months Ended               Six Months Ended
                                                                June 30,                          June 30,
                                                     ------------------------------      ----------------------------
(in thousands)                                           1999            1998               1999            1998
                                                     -------------   --------------      ------------   -------------
Net Income (Loss)                                        $    116        $ (43,149)         $   (833)      $ (50,751)
Other Comprehensive Income (Loss)
    Currency translation adjustments                       18,104          (33,160)           28,287         (27,401)
    Unrealized losses on securities                            (5)          (1,154)              (40)         (3,448)
                                                     -------------   --------------      ------------   -------------
Total Other Comprehensive Income (Loss)                    18,099          (34,314)           28,247         (30,849)
                                                     -------------   --------------      ------------   -------------

Comprehensive Income (Loss)                              $ 18,215        $ (77,463)          $27,414       $ (81,600)
                                                     =============   ==============      ============   =============

                   Homestake Mining Company and Subsidiaries

6.   Long-term Debt

                                                                   June 30,            December 31,
(in thousands)                                                       1999                  1998
                                                                --------------------------------------
Convertible subordinated notes (due 2000)                             $ 147,640             $ 150,000
Pollution control bonds:
    Lawrence County, South Dakota (due 2032)                             38,000                48,000
    State of California (due 2004)                                       17,000                17,000
Cross-border credit facility (due 2003):
    Canadian dollar-denominated borrowings                              101,902                     -
    Australian dollar-denominated borrowings                                  -               142,410
                                                                --------------------------------------
                                                                      $ 304,542             $ 357,410
                                                                ======================================

     During the first six months of 1999, the Company repurchased convertible subordinated notes having a principal amount of $2.4 million and repaid all Australian dollar-denominated borrowings under the cross-border credit facility (the "credit facility"). The Company also borrowed C$150 million under the credit facility. In addition, $10 million of the South Dakota Waste Disposal Bonds were repaid from funds held in trust. Borrowings outstanding at June 30, 1999 under the credit facility consist of the Canadian dollar-denominated borrowings of C$150 million. Interest on the Canadian dollar borrowings is payable quarterly and is based on the Bankers' Acceptance discount rate plus a stamping fee. At June 30, 1999 this interest rate was 5.71%.

     The Company has classified the balance of the convertible subordinated notes, which mature on June 23, 2000, as long-term debt since the Company has the ability under the credit facility, and the intent, to refinance these obligations for a period longer than one year from June 30, 1999.

7.   Foreign Currency, Gold and Other Commitments

     Foreign Currency Contracts

     Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which establish trading ranges within which the United States dollar may be exchanged for foreign currencies by setting minimum and maximum exchange rates.

                   Homestake Mining Company and Subsidiaries


     At June 30, 1999 the Company had foreign currency option contracts outstanding as follows:

                                                          Expected Maturity or Transaction Date
                                                                                          Total or
US$ in millions                                           1999       2000        2001      Average
                                                        ---------- ----------  ---------  -----------
Canadian $ / US $ option contracts:
   US $ covered                                             $61.4      $93.4      $59.1       $213.9
     Written puts, average exchange rate (1)                 0.68       0.69       0.66         0.68
   US $ covered                                             $61.4      $93.4      $63.1       $217.9
     Purchased calls, average exchange rate (2)              0.71       0.72       0.69         0.71
   US $ covered                                             $50.8      $93.4      $35.2       $179.4
     Purchased puts, average exchange rate (3)               0.65       0.65       0.65         0.65

Australian $ / US $ option contracts:
   US $ covered                                             $76.4      $94.1      $23.0       $193.5
     Written puts, average exchange rate (1)                 0.65       0.65       0.60         0.64
   US $ covered                                             $76.4      $94.1      $23.0       $193.5
     Purchased calls, average exchange rate (2)              0.67       0.66       0.63         0.66
   US $ covered                                             $60.5      $83.2      $12.0       $155.7
     Purchased puts, average exchange rate (3)               0.63       0.63       0.61         0.63

(1) Assuming exercise by the counter-party at the expiration date, the Company would exchange US dollars for Canadian or Australian dollars at the put exchange rate. The counter-party would be expected to exercise the option if the spot exchange rate was below the put exchange rate.

(2) Assuming exercise by the Company at the expiration date, the Company would exchange US dollars for Canadian or Australian dollars at the call exchange rate. The Company would exercise the option if the spot exchange rate was above the call exchange rate.

(3) Assuming exercise by the Company at the expiration date, the Company would exchange US dollars for Canadian or Australian dollars at the put exchange rate. The Company would exercise the option if the spot exchange rate was below the put exchange rate.

     Gold and Silver Contracts

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

                   Homestake Mining Company and Subsidiaries


     At June 30, 1999 the Company had gold forward sales and option contracts outstanding as follows:

                                                        Expected Maturity or Transaction Date
                                       -------------------------------------------------------------------------
                                                                                                        There-      Total or
                                           1999         2000         2001        2002       2003        after       Average
                                       ------------ ------------ -----------  ---------- ---------- ------------ ------------

US $ denominated contracts:
   Forward sales contracts:
    Ounces                                  54,960       85,080      95,000      95,000     75,000            -      405,040
    Average price ($ per oz.)                 $419         $430        $441        $457       $481            -         $447

   Put options owned:
    Ounces                                 140,000       30,000           -           -          -            -      170,000
    Average price ($ per oz.)                 $282         $350           -           -          -            -         $294

   Call options written:
    Ounces                                       -       15,000           -           -          -            -       15,000
    Average price ($ per oz.)                    -         $395           -           -          -            -         $395

Australian $ denominated contracts: (1)
   Forward sales contracts:
    Ounces                                       -       24,800      24,800      24,800     24,800       50,800      150,000
    Average price (US$ per oz.)                  -         $346        $346        $346       $346         $346         $346

   Put options owned:
    Ounces                                  60,000      120,000     120,000           -          -            -      300,000
    Average price (US$ per oz.)               $333         $342        $352           -          -            -         $344

    (1) Expressed in US dollars at an exchange rate of A$ = US$ 0.6576

     During the three and six months ended June 30, 1999 and 1998, the Company delivered or financially settled the following:

                                             Three Months Ended                     Six Months Ended
                                                  June 30,                              June 30,
                                        ------------------------------       --------------------------------
                                            1999             1998                 1999              1998
                                        --------------   -------------       ---------------    -------------
Gold
   Forward sales contracts
     Ounces                                    27,500          85,900                55,000          238,900
     Average price (US$ per oz.)                 $413            $381                  $411             $353

   Option contracts
     Ounces                                   150,000         225,000               180,000          450,000
     Average price (US$ per oz.)                 $293            $325                  $297             $325

Silver
   Option Contracts
     Ounces                                   830,000               -             1,585,000                -
     Average price (US$ per oz.)                $6.36               -                 $6.35                -

                   Homestake Mining Company and Subsidiaries


     The Company's gold hedging activities increased year-to-date June 30, 1999 revenues by approximately $14 million.

     In July 1999, the Company closed out US dollar denominated forward sales contracts covering 245,016 ounces maturing in the years 2001, 2002 and 2003. The pretax gain of $35 million realized as a result of this action will be deferred and recorded in income as the originally designated production is sold.

8.   Segment Information

     In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company primarily is engaged in gold mining and related activities. Gold operations are managed and internally reported based on the following geographic areas: United States, Australia and Canada. The Company also has gold operations in Chile, other foreign exploration activities and a sulfur operation in the Gulf of Mexico which are included in "Corporate and All Other." Within each geographic segment, operations are managed on a mine-by-mine basis. However, due to each mine having similar characteristics, the Company has adopted the aggregation approach available under SFAS 131. Segment information for the three and six months ended June 30, 1999 and 1998 is as follows (in thousands):

                                                      Corporate
                      United                          and All   Reconciling
                      States   Australia    Canada     Other      Items        Total
                    --------------------------------------------------------------------
For the three months ended:
    June 30, 1999
    Revenues          $ 51,148   $ 61,382   $ 67,012   $27,462   $  (7,664)   $ 199,340
    Operating
       earnings (loss)   4,433      7,989     15,838    18,761      (7,664)      39,357

    June 30, 1998
    Revenues          $ 63,578   $ 71,860   $ 51,609   $ 8,946      $ (643)   $ 195,350
    Operating
       earnings (loss)   9,672     (5,947)    14,009    (1,892)       (643)      15,199

For the six months ended:
    June 30, 1999
    Revenues         $  93,997  $ 125,734  $ 125,065  $ 43,856   $ (10,698)   $ 377,954
    Operating
       earnings (loss)   7,851     21,366     33,263    25,740     (10,698)      77,522

    June 30, 1998
    Revenues         $ 126,638  $ 145,818  $ 113,702  $ 26,907    $ (1,473)   $ 411,592
    Operating
       earnings (loss)  17,176       (360)    37,914     6,537      (1,473)      59,794


                  Homestake Mining Company and Subsidiaries


9.   Contingencies

     Environmental Contingencies

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes heavy liabilities on persons who discharge hazardous substances. The Environmental Protection Agency ("EPA") publishes a National Priorities List ("NPL") of known or threatened releases of such substances.

     Grants: Homestake's former uranium millsite near Grants, New Mexico is listed on the NPL. The total future cost for reclamation, remediation, monitoring and maintaining compliance at the Grants site is estimated to be approximately $14 million.

     Pursuant to the Energy Policy Act of 1992, the United States Department of Energy ("DOE") is responsible for 51.2% of past and future costs of reclaiming the Grants site in accordance with Nuclear Regulatory Commission license requirements. Through June 30, 1999 Homestake had received $27.7 million from the DOE and the accompanying balance sheet at June 30, 1999 includes an additional receivable of $6 million for the DOE's share of reclamation expenditures made by Homestake through 1998. Homestake believes that its share of the estimated remaining cost of reclaiming the Grants facility is fully provided in the financial statements at June 30, 1999.

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

     In September 1997, the State of South Dakota filed an action against Homestake, alleging that Homestake's disposal of mine tailings in Whitewood Creek resulted in injuries to natural resources in Whitewood Creek and downstream receiving waters. The complaint also contained a pendent state law claim, alleging that the tailings constitute a continuing public nuisance. The complaint asks for abatement of the nuisance, damages in an unascertained amount, litigation costs and interest. In November 1997, the United States government and the Cheyenne River Sioux Tribe (the "Federal Trustees") filed a similar action alleging injuries to natural resources and seeking response costs, damages in unspecified amounts, litigation costs and attorneys fees. In its answers, Homestake denies that there has been any continuing damage to natural resources or nuisance as a result of the placement of tailings in Whitewood Creek. Homestake has also counterclaimed against the State of South Dakota and the Federal Trustees seeking cost recoupment, contribution and indemnity.

                  Homestake Mining Company and Subsidiaries


     Homestake, the State of South Dakota and the Federal Trustees engaged in settlement discussions with respect to these actions and a global settlement has been reached among the parties. The settlement agreement provides for Homestake to pay $4 million to be shared equally among the United States government, the State of South Dakota and the Cheyenne River Sioux Tribe (the "Tribe") and used for natural resource restoration. Additionally, it provides for Homestake to deed 400 acres of land to the Tribe for noncommercial use, provide $500,000 to the Tribe for environmental monitoring on the reservation and to assign certain water rights to the State of South Dakota. The United States government will receive $500,000 for damage assessment costs and a land exchange for Bureau of Land Management land believed to be impacted by mine tailings. In exchange for the covenants and releases provided to Homestake by the trustees, all of Homestake's counterclaims will be dismissed. Homestake accrued the estimated cost of the settlement agreement in the third quarter of 1998.

     A proposed Consent Decree settling federal, state and tribal natural resource damage claims for tailings released from Homestake's mining operations was lodged with the United States District Court for the District of South Dakota on July 9, 1999.

     Other Contingencies

     In addition to the above, the Company is party to legal actions and administrative proceedings and is subject to claims arising in the ordinary course of business. The Company believes the disposition of these matters will not have a material adverse effect on its financial position or results of operations.

10.  Homestake Canada Inc. ("HCI")

     On December 3, 1998 Homestake completed the acquisition of the 49.4% of Prime Resources Group Inc. ("Prime") it did not already own. Under the Plan of Arrangement, Prime shareholders had the option of receiving 0.74 of a Homestake common share or 0.74 of an HCI exchangeable share for each Prime share. Each HCI exchangeable share is exchangeable for one Homestake common share at any time at the option of the holder and has essentially the same voting, dividend (payable in Canadian dollars), and other rights as a Homestake common share. A share of special voting stock was issued to Montreal Trust Company of Canada, in trust for the holders of the HCI exchangeable share, and provides the mechanism for holders of HCI exchangeable shares to receive voting rights in Homestake. Homestake owns all of HCI's common shares outstanding. At June 30, 1999, 7 million HCI exchangeable shares outstanding were held by the public.

     On April 29, 1999, Homestake Mining Company issued common stock in exchange for the common stock of Argentina Gold, a publicly-traded Canadian exploration company, in a business combination accounted for as a pooling of interests. The investment in Argentina Gold was then transferred to HCI in exchange for an intercompany note payable by HCI to its parent company. This transfer was accounted for as a purchase and accordingly, the assets transferred were recorded in the books of HCI at fair market value as of the transfer date.

                  Homestake Mining Company and Subsidiaries


     Summarized consolidated financial information for HCI, including Argentina Gold for all periods presented, is as follows:

                                                    June 30,            December 31,
                                                      1999                  1998
                                                 ----------------     ------------------
Current assets                                          $ 51,367              $ 151,593
Noncurrent assets                                        714,607                526,463
                                                 ----------------     ------------------
      Total assets                                     $ 765,974              $ 678,056
                                                 ================     ==================

Notes payable to the Company                           $ 323,922              $ 144,002
Other current liabilities                                 21,772                 41,839
Long-term debt                                           101,902                      -
Other long-term liabilities                               14,621                 15,882
Deferred income and mining taxes                         209,702                193,074
Redeemable preferred stock
      held by the Company                                      -                 36,167
Shareholders' equity                                      94,055                247,092
                                                 ----------------     ------------------
      Total liabilities and
          shareholders' equity                         $ 765,974              $ 678,056
                                                 ================     ==================

                                         Three Months Ended                         Six Months Ended
                                               June 30,                                  June 30,
                               ----------------------------------        ----------------------------------
                                      1999               1998                   1999               1998
                               ---------------     --------------        ---------------    ---------------

Total revenues                       $ 68,032           $ 51,674              $ 126,031          $ 113,792
Costs and expenses                     64,079             54,376                113,778             97,164
                               ---------------     --------------        ---------------    ---------------
Income (loss) before taxes
   and minority interests             $ 3,953           $ (2,702)              $ 12,253           $ 16,628
                               ===============     ==============        ===============    ===============

Net loss                             $ (1,559)         $ (10,841)                $ (755)          $ (6,937)
                               ===============     ==============        ===============    ===============

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

         The following provides information which management believes is relevant to an assessment and understanding of Homestake Mining Company's ("Homestake" or the "Company") consolidated results of operations and financial condition. The discussion should be read in conjunction with the Management's Discussion and Analysis included in Homestake's 1998 Annual Report on Form 10-K.

         On April 29, 1999 Homestake acquired Argentina Gold Corp. ("Argentina Gold"), a Canadian gold exploration company. Homestake issued 20.8 million common shares, valued at approximately $190 million, to acquire all of the shares of Argentina Gold. Argentina Gold's principal asset is its 60% interest in the Veladero property located in northwest Argentina along the El Indio gold belt. This business combination was accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements include Argentina Gold for all periods.

RESULTS OF OPERATIONS

SUMMARY

         Homestake recorded net income of $0.1 million ($0.00 per share) and a net loss of $0.8 million ($0.00 per share) in the quarter and six months ended June 30, 1999 compared with losses of $43.1 million ($0.19 per share) and $50.8 million ($0.22 per share) in the respective 1998 periods. Second quarter and year-to-date results in 1999 include after-tax foreign currency exchange gains of $13.9 million ($0.05 per share) and $20.2 million ($0.08 per share), respectively, and non-recurring charges of $7.8 million ($0.03 per share) and $9.1 million ($0.04 per share), respectively. Second quarter and year-to-date results in 1998 include after-tax foreign currency exchange losses of $20.4 million ($0.09 per share) and $16.9 million ($0.07 per share), respectively, and non-recurring charges of $27.8 million ($0.12 per share) and $36.4 million ($0.16 per share), respectively.

After-tax non-recurring charges are as follows:

                                                             Three Months Ended       Six Months Ended
                                                                June 30,                   June 30,
(in millions)                                              1999        1998           1999        1998
                                                         ---------   ---------      ---------   ----------
Business combination and integration cost                   $ 3.5       $15.0          $ 4.8       $ 17.7
Exploration property write-downs                              3.5        12.8            3.5         12.8
Severance and other termination costs                         0.8           -            0.8            -
Homestake mine restructuring charges                            -           -              -          5.9
                                                         ---------   ---------      ---------   ----------
                                                            $ 7.8       $27.8          $ 9.1       $ 36.4
                                                         =========   =========      =========   ==========

                  Homestake Mining Company and Subsidiaries


         Excluding the effect of non-recurring items and foreign exchange gains and losses, the Company incurred net losses of $6.0 million ($0.02 per share) and $11.9 million ($0.05 per share) in the quarter and six months ended June 30, 1999 compared with net income of $5.1 million ($0.02 per share) and $2.5 million ($0.01 per share) in the respective periods in 1998. The current year's net losses reflect lower realized gold prices and sales volumes, offset partially by a reduction in unit operating costs.

GOLD OPERATIONS

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

         Homestake delivered or financially settled forward sales and option contracts for 177,500 ounces of gold at an average price of $312 per ounce during the second quarter of 1999 and 235,000 ounces of gold at an average price of $324 per ounce during the first half of 1999. This compares to the prior year when Homestake delivered or financially settled forward sales and option contracts for 310,900 ounces of gold at an average price of $340 per ounce during the 1998 second quarter and 688,900 ounces at an average price of $335 per ounce during the first half of 1998. Homestake also delivered or financially settled option contracts for 830,000 ounces of silver at $6.36 per ounce and 1,585,000 ounces at $6.35 per ounce, during the second quarter and first half periods of 1999, respectively. The Company's gold and silver hedging activities increased second quarter and first half 1999 revenues by approximately $8 million and $14 million, respectively. The estimated fair value of the Company's gold and silver hedging position at June 30, 1999 was approximately $103 million.

         In July 1999, the Company closed out US dollar-denominated forward sales contracts covering 245,016 ounces maturing in the years 2001, 2002 and 2003. The pretax gain of $35 million realized as a result of this action will be deferred and recorded in income as the originally designated production is sold.

         A significant portion of the Company's operating expenses are incurred in Australian and Canadian currencies. The Company's profitability is impacted by fluctuations in these currencies' exchange rates relative to the United States dollar. Under its foreign currency protection program, the Company has entered into a series of foreign currency option contracts which establish trading ranges within which the United States dollar may be exchanged for Australian and Canadian dollars. In the three and six months ended June 30, 1999, the Company recorded gains of $9 million and $16.9 million, respectively, on these contracts. At June 30, 1999, the Company had a net unrealized gain of $28 thousand on open contracts under this program.

         Revenues from gold, ore and concentrate sales totaled $169.1 million and $328.3 million during the second quarter and first six months of 1999, respectively, compared to $210.7 million and $405 million in the comparable periods of 1998. Lower 1999 revenues reflect lower average realized gold prices and lower sales volumes. During the three and six-month periods ended June 30, 1999, 630,900 and 1,185,000 gold equivalent ounces were sold at average realized prices of $283 per ounce and $290 per ounce, respectively. This compares to gold equivalent sales of 693,800

                  Homestake Mining Company and Subsidiaries


ounces and 1,332,500 ounces at an average realized price of $316 per ounce during the comparable periods in 1998.

         Consolidated gold production for the second quarter and first half of 1999 was 627,300 ounces and 1,186,300 ounces, respectively, compared to 650,400 ounces and 1,291,700 ounces, respectively, in the comparable periods of 1998. Lower consolidated production was due to declines in production at the Homestake, Snip and Kalgoorlie operations and the absence of production from the closed Mt Morgans mine, partially offset by higher production at the Eskay Creek and Darlot mines.

         Production costs for the three and six-month periods ended June 30, 1999 declined to $123.8 million and $232.6 million, respectively, from $142.7 million and $278.3 million for the similar periods in 1998. Lower costs reflect ongoing cost containment efforts at the Company's operations as well as reduced production. Total cash costs per ounce during the 1999 second quarter and first half periods declined by 3% and 6%, respectively, to $195 per ounce and $194 per ounce, from the corresponding periods of 1998.

United States

         Gold production from United States operations decreased 9% percent to 165,400 ounces in the second quarter of 1999 compared to 182,600 ounces in the second quarter of 1998. Second quarter weighted-average total cash costs per ounce declined 7% to $201 in 1999 from $216 in 1998, resulting primarily from lower cash costs per ounce at the Ruby Hill mine and a reduction in production at the higher-cost Homestake and Pinson mines.

         At the Homestake mine in South Dakota, a 19 percent decline in second quarter 1999 gold production to 57,100 ounces compared to 1998 reflects the completion of mining at the Open Cut during the fourth quarter of 1998, offset partially by processing of residual stockpiled ore. Processing from stockpiles is expected to continue into the fourth quarter of 1999. Cash costs for the three months ended June 30, 1999 declined slightly to $253 per ounce from $256 per ounce in the prior year as cost containment efforts and improved ore grades resulting from reduced mining dilution in the underground operations offset the impact of the lower production. At the Ruby Hill mine near Eureka, Nevada, gold production increased 9% to 33,100 ounces at a total cash cost of $100 per ounce in the second quarter of 1999 compared to 30,400 ounces at a cash cost of $123 per ounce in the second quarter of 1998. Ruby Hill continues to be Homestake's lowest cash cost operation. The McLaughlin mine in northern California produced 33,600 ounces from residual stockpiled ore during the three months ended June 30, 1999 compared to 34,800 ounces in the comparable quarter of 1998. The lower production reflects lower grade and throughput, partially offset by increased recovery. Cash costs per ounce declined 2% due to reduced operating costs. Homestake's share of production at the Round Mountain mine in central Nevada declined to 35,400 ounces at a total cash cost of $206 per ounce during the second quarter of 1999 from 36,500 ounces at a cash cost of $194 per ounce for the same period in 1998. Lower production and higher total cash costs per ounce primarily are attributable to mining equipment being diverted for the removal of higher-than-normal overburden. Mining at the Pinson mine near Winnemucca, Nevada ceased in January 1999 due to continuing low gold prices and production shortfalls. Work is ongoing to recontour, cover and revegetate the waste rock piles and tailings facility, and to neutralize the leach pads.

                 Homestake Mining Company and Subsidiaries

Canada

         Canadian gold production increased to 259,700 ounces in the second quarter of 1999 compared to 233,400 ounces in the second quarter of 1998, primarily due to increased production at the Eskay Creek mine. During the second quarter of 1999, the weighted average total cash costs declined to $160 per ounce compared to $163 per ounce in 1998 as a result of a 2% decline in the Canadian currency in relation to the United States dollar. On a local currency basis, total cash costs per ounce remained the same.

         Production at the Eskay Creek mine in British Columbia increased to 162,900 gold equivalent ounces in the second quarter of 1999 compared to 130,000 gold equivalent ounces in 1998 primarily as a result of increased ore and concentrate shipments and improved recovery in the mill, partially offset by slightly lower ore grades. Total cash costs of $135 per ounce for the quarter were essentially unchanged from the second quarter of 1998. At the Hemlo district's Williams and David Bell mines, Homestake's 50% share of second quarter 1999 and 1998 production totaled 73,200 ounces and 73,800 ounces, respectively. Total cash costs increased slightly to $202 per ounce during the second quarter of 1999 compared to $200 per ounce in the prior year. In June 1999, milling operations at David Bell were suspended and ore from both operations now is processed through the Williams mill. Homestake and its joint venture partner expanded the Williams processing facility and expect to achieve a $5 per ton cost savings on processing David Bell ore as a result of decommissioning the David Bell processing plant. All mining and milling activities at the Snip mine in British Columbia were completed during the second quarter of 1999 as the mine's reserves were depleted. Reclamation activities have commenced at the minesite.

Australia

         Production from Australian operations, all of which are located in Western Australia, decreased to 196,200 ounces during the second quarter of 1999 compared to 227,900 ounces in the second quarter of 1998. This decline primarily was due to lower production at the Kalgoorlie operations and the absence of production from the closed Mt Morgans mine, partially offset by higher production at the Darlot mine. Weighted-average total cash costs increased to $236 per ounce during the second quarter of 1999 from $229 per ounce during the second quarter of 1998 due to a 4% increase in the average Australian/U.S. dollar exchange rate. The exchange rate fluctuation increased second quarter 1999 cash costs by approximately $9 per ounce compared to 1998.

         Homestake's 50% share of gold production from the Kalgoorlie operations declined by 30% to 72,900 ounces during the second quarter of 1999 compared to 104,800 ounces in the corresponding period of 1998 as a result of reduced mill throughput and grade. Second quarter 1999 mill throughput was 16 percent lower than in 1998 as mill capacity was limited to 65% by reduced rotation speed of the Fimiston SAG mill to minimize stress on its cracked ring gear and by unplanned downtime to repair a crack in the ball mill girth gear. The ring gear was replaced in May 1999. In addition, the grade of ore blocks mined in the current mining sequence was 10% lower than the ore grade mined during the second quarter of 1998. Total cash costs increased by $59 to $278 per ounce during the second quarter of 1999 from $219 per ounce during the second quarter of 1998 due to the lower gold production and a temporary increase in mining costs associated with an interim mining agreement with the contract miner.

               Homestake Mining Company and Subsidiaries


Kalgoorlie operations will begin the transition to owner mining during the third quarter of 1999. Homestake expects the benefit of owner mining to reduce cash costs by approximately $26 per ounce. However, the benefit will not be fully reflected in cash costs until early in 2000. In July 1999, a 40-person reduction in workforce at the Mt Charlotte underground mine was announced. Development will be suspended and activities will concentrate on mining the developed ore blocks. Ore currently is available to provide production from Mt Charlotte for approximately one year.

         Gold production at the Plutonic mine totaled 57,200 ounces at a total cash cost of $237 per ounce in the second quarter of 1999 compared to 55,700 ounces at a cash cost of $247 per ounce in the second quarter of 1998. Cash costs per ounce declined primarily due to lower labor and supply costs. During the second quarter of 1999, gold production at the Darlot mine increased by 84% to 27,100 ounces from 14,700 ounces in the corresponding period of the prior year. Total cash costs during the second quarter of 1999 were $214 per ounce, a reduction of $75 per ounce compared to the corresponding period in 1998.
Improved performance is attributable to increased production from the higher-grade Centenary orebody which has increased the overall grade of ore processed during the second quarter of 1999 by 84% over the comparable quarter of the prior year. The capacity of both the gravity and leaching circuits was expanded to accommodate the higher grades from the underground orebodies. At the Lawlers mine, second quarter 1999 gold production of 32,500 ounces increased by 6% compared to 30,800 ounces produced during the comparable period in 1998 primarily due to higher throughput and recovery. Second quarter total cash costs were reduced by $32 per ounce to $171 per ounce compared to the similar period in 1998 due to higher tonnage processed at similar grades and reductions in operating costs. Homestake's 67% share of production at the Peak Hill mine was 4% below the same period in 1998. Final reclamation has commenced and processing of residual stockpiles will continue through October 1999.

Main Pass 299

         Revenues from Main Pass 299 operations in the first six months of 1999 decreased to $9.2 million compared to revenues in the first six months of 1998 of $11.8 million, and first half 1999 operating losses were $1.9 million compared to losses of $1.7 million in the comparable 1998 period. The lower 1999 results reflect decreased sales volumes and higher per-unit production costs for both sulfur and oil, partially offset by higher sulfur sales prices and lower depreciation charges as the oil assets have been fully depreciated. Sulfur sales decreased to 66,200 long tons at an average realized price of $64 per ton during the 1999 second quarter from 77,900 long tons at an average realized price of $58 during the 1998 second quarter.

Other income for the three and six months ended June 30, 1999 includes foreign currency exchange gains of $17.4 million and $26.8 million, respectively. The foreign currency exchange gains in the six month period include $16.9 million related to foreign currency exchange options and $9.9 million primarily for intercompany advances. Other income for the six months ended June 30, 1998 includes foreign currency exchange losses of $25.4 million, including losses of $22.4 million related to foreign currency exchange options, and gains on sales of investments of $4.3 million.

Depreciation, depletion and amortization expense decreased to $67.9 million during the six months ended 1999 compared to $73.5 million for the comparable 1998 period.

               Homestake Mining Company and Subsidiaries


The decrease primarily reflects write-downs of property, plant and equipment at the Homestake and Mt Charlotte mines during the third quarter of 1998, partially offset by an increase in depreciation expense at the Eskay Creek mine as a result of the December 1998 acquisition of the Prime minority interests.

Administrative and general expense declined to $21.7 million during the six months ended June 30, 1999 compared to $24.2 million during the prior year primarily as a result of cost reduction efforts. In addition, in July 1999 the Company announced a 10% reduction of overhead cost, that along with the reduction of exploration expense discussed below, is expected to reduce costs by $25-$30 million annually.

Exploration expense for the first six months of 1999 decreased to $21.1 million from $24.6 million during the 1998 first half. As a result of lower gold prices, the Company has initiated exploration and corporate overhead cost reduction programs. Exploration expenditures will be reduced by over 45% to an annualized level of approximately $25 million. Exploration field offices in Peru, Brazil and Eastern Europe have been closed. Ongoing expenditures will be devoted to more advanced exploration projects that have the greatest prospect of creating commercially viable mines.

Income and mining tax expense for the six months ended June 30, 1999 was $17 million compared to $2.3 million for the same period in 1998. The increase in tax expense resulted from the increase in pretax income and a one-time charge of approximately $3 million related to the repatriation of cash to the United States from the Company's Canadian subsidiaries. In addition to the increase in US taxes as a result of the repatriation of cash, the consolidated effective tax rate of 111% during the first six months of 1999 reflects the geographic mix of pretax income and losses, and acquisition costs and other nondeductible expenses for which no tax benefit was recorded. Homestake had pretax earnings in Canada and Australia, which are subject to high rates of tax and pretax losses in other foreign jurisdictions on which it was unable to record a tax benefit due to the uncertainty of realization. The consolidated effective tax rate during the first six months of 1998 was 5% as benefits related to losses incurred in the United States and Australia were more than offset by tax expense recorded on Canadian earnings. The Company's consolidated effective income and mining tax rate will fluctuate depending on the geographical mix of pretax income.

Minority interests: For the first six months of 1999, minority interests' share of losses in consolidated subsidiaries was $0.8 million compared to minority interests' share of income in consolidated subsidiaries of $5.6 million in the first six months of 1998. The decrease in minority interests' share of income is due to Homestake's December 1998 acquisition of the minority interests of Prime Resources Group Inc.

         The following chart details Homestake's gold production and total cash costs per ounce by location, and consolidated revenue and production costs per ounce.

              Homestake Mining Company and Subsidiaries


                                                                     Production
                                                                (Ounces in thousands)
                                                  Three Months Ended              Six Months Ended
                                                       June 30,                         June 30,
Mine (Percentage interest)                       1999          1998               1999          1998
-------------------------------           --------------------------       --------------------------
Homestake (100)                                  57.1          70.4              102.8         146.4
Ruby Hill (100)                                  33.1          30.4               58.3          61.0
McLaughlin (100)                                 33.6          34.8               63.8          64.9
Round Mountain (25)                              35.4          36.5               65.2          69.5
Pinson (50)                                       1.3           4.5                4.9          10.9
Marigold (33)                                     4.9           6.0               12.8          12.2
                                          ------------   -----------       ------------   -----------
    Total United States                         165.4         182.6              307.8         364.9

Eskay Creek (100) (1)                           162.9         130.0              286.4         271.1
Williams (50)                                    53.8          50.9              105.7          95.6
David Bell (50)                                  19.4          22.9               38.1          41.1
Quarter Claim (25)                                2.8           2.8                5.6           5.6
Snip (100) (2)                                   20.8          26.8               41.9          50.5
                                          ------------   -----------       ------------   -----------
     Total Canada                               259.7         233.4              477.7         463.9

Kalgoorlie (50)                                  72.9         104.8              155.9         198.9
Plutonic (100)                                   57.2          55.7              105.5         112.0
Darlot (100)                                     27.1          14.7               55.0          30.3
Lawlers (100)                                    32.5          30.8               59.8          62.4
Peak Hill (67)                                    6.5           6.8               12.0          12.6
Mt Morgans (80)                                     -          15.1                  -          34.6
                                          ------------   -----------       ------------   -----------
     Total Australia                            196.2         227.9              388.2         450.8

Agua de la Falda (51)                             6.0           6.5               12.6          12.1
                                          ------------   -----------       ------------   -----------
Total Production                                627.3         650.4            1,186.3       1,291.7
Minority Interests                                  -         (77.5)                 -        (158.9)
                                          ------------   -----------       ------------   -----------
Homestake's Share                               627.3         572.9            1,186.3       1,132.8
                                          ============   ===========       ============   ===========

              Homestake Mining Company and Subsidiaries

                                                                       Total Cash Costs
                                                                      (Dollars per ounce)

                                                  Three Months Ended                     Six Months Ended
                                                         June 30,                          June 30,
Mine (Percentage interest)                           1999           1998               1999            1998
----------------------------------            ---------------------------       ----------------------------
United States
   Homestake (100)                                   $253           $256               $261            $250
   Ruby Hill (100)                                    100            123                109             126
   McLaughlin (100)                                   196            201                219             216
   Round Mountain (25)                                206            194                202             200
   Pinson (50)                                        241            447                242             374
   Marigold (33)                                      260            261                216             253

Canada
   Eskay Creek (100) (3)                              135            134                129             127
   Williams (50)                                      205            209                212             226
   David Bell (50)                                    193            180                204             206
   Quarter Claim (25)                                 166            169                164             170
   Snip (100) (3)                                     203            203                208             213

Australia
   Kalgoorlie (50) (4)                                278            219                242             239
   Plutonic (100)                                     237            247                249             256
   Darlot (100)                                       214            289                194             312
   Lawlers (100)                                      171            203                167             195
   Peak Hill (67)                                     179            253                178             278
   Mt Morgans (80)                                      -            222                  -             227

Chile
   Agua de la Falda (51)                              176            191                195             202
                                              ------------   ------------       ------------    ------------
Weighted Average                                     $195           $201               $194            $207
                                              ============   ============       ============    ============


              Homestake Mining Company and Subsidiaries


                                            Three Months Ended              Six Months Ended
                                                  June 30,                        June 30,
Per Ounce of Gold                           1999          1998              1999           1998
                                      -------------------------      ---------------------------
Revenue                                     $283          $316              $290           $316
                                      =========================      ===========================

Per Ounce Costs
Cash Operating Costs (5)                    $190          $198              $190           $204
Other Cash Costs (6)                           5             3                 4              3
                                      -------------------------      ---------------------------
     Total Cash Costs                        195           201               194            207
Noncash Costs  (7)                            54            56                54             56
                                      -------------------------      ---------------------------
     Total Production Costs                 $249          $257              $248           $263
                                      =========================      ===========================


(1) Ounces produced are expressed on a gold equivalent basis and include 90,300 (70,000 in 1998) ounces of gold and 3.8 million (3.1 million in 1998) ounces of silver contained in ore and concentrates sold to smelters in the second quarter, and 160,500 (143,400 in 1998) ounces of gold and 6.7 million (6.3 million in 1998) ounces of silver contained in ore and concentrates sold to smelters in the six month period.

(2)  Includes ounces of gold contained in dore and concentrates.

(3) For comparison purposes, total cash costs per ounce include estimated third-party costs incurred by smelter owners and others to produce marketable gold and silver.

(4) Includes the effect of insurance proceeds received and credited to processing costs of $2.6 million and $4.6 million in the 1999 second quarter and six month periods, respectively.

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

              Homestake Mining Company and Subsidiaries


LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operations totaled $47.6 million during the first six months of 1999 compared to $62.9 million during the first six months of 1998. Working capital at June 30, 1999 amounted to $285.9 million, including cash and equivalents and short-term investments of $250.8 million.

         Capital expenditures of $35.6 million during the first six months of 1999 compare to capital expenditures of $33.9 million during the first six months of 1998. Capital expenditures in 1999 include approximately $18 million at the Plutonic, Darlot and Lawlers mines primarily for underground development work. The balance of the 1999 capital expenditures primarily relates to underground mobile mining equipment purchases at the Homestake mine and sustaining capital at the Company's other operating mines. Capital additions during 1998 include $13.7 million primarily for underground development work at the Plutonic and Darlot mines. Capital expenditures for the remainder of 1999 are expected to total approximately $72 million. In addition to sustaining capital, planned expenditures include approximately $30 million to acquire equipment for owner mining at the Super Pit that may be financed with capital leases if favorable terms can be obtained.

         Long-term debt repayments, net of borrowings under the cross-border credit facility (the "credit facility"), during the first six months of 1999 were $61 million, compared to $8.1 million for the first half of 1998. Net debt repayments in 1999 reflect the repurchase of $2.4 million of outstanding convertible subordinated notes and repayment of all Australian dollar-denominated borrowings under the cross-border credit facility (the "credit facility") from existing cash and short-term investment balances and $101 million of Canadian dollar-denominated borrowings under the credit facility. In addition, as a result of a reduction in the size of the Homestake mine tailings project, $10 million of the South Dakota Waste Disposal Bonds were repaid from funds held in trust.

         The credit facility provides total availability of $430 million. Borrowings under the credit facility, which may be drawn in the United States, Canada or Australia, are available in United States, Canadian or Australian dollars, or gold, or a combination of these subject to certain conditions. The credit facility contains certain financial covenants, the most restrictive of which requires a minimum consolidated net worth, as defined in the agreement (primarily shareholders' equity plus the amount of noncash write-downs made after December 31, 1997), of $500 million.

         The Company has classified the $147.6 million of convertible subordinated notes outstanding at June 30, 1999, which mature on June 23, 2000, as long-term debt since the Company has the ability under the credit facility, and the intent, to refinance these obligations for a period longer than one year from June 30, 1999.

         In May 1999, Company paid a dividend of $0.05 per common share (C$0.075 per HCI exchangeable share).

         In July 1999, the Company closed out US dollar-denominated forward sales contracts covering 245,016 ounces maturing in the years 2001, 2002 and 2003. The pretax gain of $35 million realized as a result of this action will be deferred and recorded in income as the originally designated production is sold.

              Homestake Mining Company and Subsidiaries


         In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. SFAS 133 is effective for fiscal years beginning after June 15, 2000 but earlier adoption is permitted. The Company believes that under SFAS 133, changes in unrealized gains and losses on Homestake's foreign currency contracts will qualify for hedge accounting and be deferred in other comprehensive income. However, there are many complexities to this new standard. The Company currently is evaluating the impact that SFAS 133 will have on reported operating results and financial position, and has not yet determined whether it will adopt SFAS 133 earlier than January 1, 2001.

         Future results will be impacted by such factors as the market price of gold and, to a lesser extent, silver, the Company's ability to expand its ore reserves, and fluctuations of foreign currency exchange rates. The Company believes that the combination of cash, short-term investments, available lines of credit and future cash flows from operations will be sufficient to meet normal operating requirements, planned capital expenditures, and anticipated dividends.

Gold Prices

         The market price for gold is a worldwide market. Gold prices are subject to volatile price movements over short periods of time and are influenced by numerous factors over which Homestake has no control, including expectations with respect to the rate of inflation, the relative strength of the United States, Canadian and Australian dollars, interest rates, global or regional political or economic crises, demand for jewelry and industrial products containing gold, speculation, and sales by central banks and other holders and producers of gold in response to these factors.

         The Company continues to evaluate its long-term gold price assumptions used in its mine-by-mine evaluations of mining properties. Recently, the price of gold has been in decline, falling to 20-year lows during the second quarter of 1999. If the recent decline in gold prices should continue or if prices are sustained at current levels for a substantial period of time, the Company could determine that it may not be able to recover the carrying values of certain of its assets or that it may not be economically feasible to continue commercial production at one or more of its mines. If such determinations were made, the Company would be required to record impairment write-downs and/or other provisions at that time.

Year 2000 Compliance

         The Company has completed a review of its computer-based information systems and has developed a plan to ensure all of these systems will be Year 2000 compliant. Year 2000 compliant upgrades for the Company's core financial systems have been installed and testing of these systems has been completed.

              Homestake Mining Company and Subsidiaries

         The Company currently is in the process of reviewing all microprocessor-controlled devices, including process-monitoring systems, in use at its operating locations to determine whether they are Year 2000 compliant. The identification phase has been completed and assessment research of the identified devices is ongoing. The Company will upgrade systems and/or develop contingency plans based on this research and expects to complete any necessary remediation by August 31, 1999. In addition, the Company is monitoring similar Year 2000 related activities at its joint venture operations where it is not the operator. A Year 2000 related microprocessor problem that is not identified or remedied at an operating location potentially could result in a production disruption at that location.

         The Company's total expenditures for the above Year 2000 activities are expected to be approximately $1.5 million and should not adversely impact other information system initiatives. Year 2000 expenditures to date total approximately $1.3 million.

         The Company has surveyed all major suppliers and customers to assess their Year 2000 compliance and, where practical, will make specific contingency plans based on the results of this survey. The greatest risk to the Company in this regard would be interruptions in the supply of power and/or water to certain of its operating locations. A disruption in the supply of either of these utilities could significantly hamper or curtail production at an operating location until the service is restored. A disruption in the supply of other services or supplies at an operating location potentially could result in a production disruption at that location.

         With the exception of ore and concentrates produced at the Eskay Creek and Snip mines, which are sold directly to smelters, the Company's principal product is finished gold bullion, which is sold to major financial institutions. Because of government mandated Year 2000 compliance programs in the financial industry, the Company expects that their core financial and operating systems will be Year 2000 compliant, and that there will be no significant disruption in the Company's ability to sell its gold production. The smelters which purchase the ore and concentrates produced at the Eskay Creek and Snip mines have been contacted directly, and though they have not completed all of their Year 2000 compliance activities, they do not expect any significant disruptions related to Year 2000 issues.

         Homestake's management information systems and operations staff will monitor critical operations during certain Year 2000 rollover dates including September 8-9, 1999, December 31, 1999 - January 1, 2000, February 28-29, 2000,
and December 31, 2000 - January 1, 2001.

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

              Homestake Mining Company and Subsidiaries


Part II - OTHER INFORMATION

tem 4. - Submission of Matters to a Vote of Security Holders

1) At the Annual Meeting of Stockholders held on May 11, 1999, stockholders voted on and approved (i) the election of four Class III directors to serve until the 2002 Annual Meeting, and (ii) the appointment of PricewaterhouseCoopers LLP as independent auditors for 1999. Stockholder votes were as follows:

(i)      Election of four Class III Directors:            Votes For           Votes Withheld
         ------------------------------------             ---------           --------------
              Gerhard Ammann                             184,200,035             1,207,214
              Richard R. Burt                            184,084,482             1,322,767
              Peter J. Neff                              184,218,697             1,188,552
              Carol A. Rae                               184,100,738             1,306,511

          In addition to the aforementioned directors, the following directors continued in office: M. Norman Anderson, Robert H. Clark, Jr., E. Paul McClintock, John Neerhout, Jr., Stuart T. Peeler, Jack E. Thompson and Jeffrey L. Zelms.

          On May 11, 1999 Douglas W. Fuerstenau and G. Robert Durham retired as directors.

(ii) Approval of PricewaterhouseCoopers LLP as independent auditors:

                      Votes For                     Votes Against                    Abstain
                      184,609,772                      441,426                       356,051


Item 5. - Other Information

         CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements contained in this Form 10-Q that are not statements of historical facts are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on beliefs of management, as well as assumptions made by and information currently available to management. Forward looking statements include those preceded by the words "believe," "estimate," "expect," "intend," "will," and similar expressions, and include estimates of reserves, future production, costs per ounce, dates of construction completion, costs of capital projects and commencement of operations. Forward looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from expected results. Some important factors and assumptions that could cause actual results to differ materially from expected results are discussed below. Those listed are not exclusive.

         Estimates of reserves and future production for particular properties and for the Company as a whole are derived from annual mine plans that have been developed based on mining experience, assumptions regarding ground conditions and physical characteristics of ore (such as hardness and metallurgical characteristics), expected rates and costs of production, and estimated future sales prices. Actual production may vary for a variety of reasons, such as the factors described above, ore mined varying from estimates

              Homestake Mining Company and Subsidiaries


          of grade and metallurgical and other characteristics, mining dilution, actions by labor, and government imposed restrictions. Estimates of production from properties and facilities not yet in production are based on similar factors but there is a greater likelihood that actual results will vary from estimates due to a lack of actual experience. Cash cost estimates are based on such things as past experience, reserve and production estimates, anticipated mining conditions, estimated costs of materials, supplies and utilities, and estimated exchange rates. Noncash cost estimates are based on total capital costs and reserve estimates, change based on actual amounts of unamortized capital, changes in reserve estimates, and changes in estimates of final reclamation. Estimates of future capital costs are based on a variety of factors and include past operating experience, estimated levels of future production, estimates by and contract terms with third-party suppliers, expectations as to government and legal requirements, feasibility reports by Company personnel and outside consultants, and other factors. Capital cost estimates for new projects are subject to greater uncertainties than additional capital costs for existing operations. Estimated time for completion of capital projects is based on such factors as the Company's experience in completing capital projects, and estimates provided by and contract terms with contractors, engineers, suppliers and others involved in design and construction of projects. Estimates reflect assumptions about factors beyond the Company's control, such as the time government agencies take in processing applications, issuing permits and otherwise completing processes required under applicable laws and regulations. Actual time to completion can vary significantly from estimates.

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

              Homestake Mining Company and Subsidiaries

Item 6.

(a)  Exhibits                                                                    Method of Filing

     11         Computation of Earnings Per Share                                 Filed herewith
                                                                                  electronically

     27.1       Financial Data Schedule - June 30, 1999                           Filed herewith
                                                                                  electronically

     27.2       Financial Data Schedule - March 31, 1999                          Filed herewith
                (restated for pooling of interests)                               electronically

     27.3       Financial Data Schedule - years ended                             Filed herewith
                December 31, 1998, 1997 and 1996                                  electronically
                (restated for pooling of interests)

     27.4       Financial Data Schedule - periods ended                           Filed herewith
                March 31, June 30, and September 30, 1998                         electronically
                (restated for pooling of interests)


(b)  Reports on Form 8-K

     One report on Form 8-K was filed during the quarter ended June 30, 1999. The report dated June 18, 1999 was submitted in order to file the following: (a) press release reporting interim results following the acquisition of Argentina Gold Corp. and (b) Bylaws (as amended through May 11, 1999) decreasing the number of Directors to eleven.

             Homestake Mining Company and Subsidiaries


                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.









                                               HOMESTAKE MINING COMPANY







Date:  August 13, 1999                       By /s/ David W. Peat
       ---------------                          -----------------
                                                David W. Peat
                                                Vice President, Finance and
                                                Chief Financial Officer





Date:  August 13, 1999                       By /s/ James B. Hannan
       ---------------                          -------------------
                                                James B. Hannan
                                                Vice President and Controller
                                                (Chief Accounting Officer)