Form 10-Q
period 1999-09-30
HOMESTAKE MINING CO /DE/
filed 1999-11-12
CIK 743872

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q



(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.


                For the Quarterly Period Ended September 30, 1999



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


                           Yes        X                       No   ______
                                 -----------

The number of shares of common stock outstanding as of October 31, 1999 was 260,264,100.*

* Includes 6,992,400 Homestake Canada Inc. exchangeable shares that may be exchanged at any time for Homestake common stock on a one-for-one basis.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

A.     Condensed Consolidated Balance Sheets (unaudited)
       (In thousands, except per share amount)

                                                                 September 30,                 December 31,
                                                                      1999                          1998
                                                               ----------------              ----------------
ASSETS
Current Assets
    Cash and equivalents                                       $      198,038               $       147,519
    Short-term investments                                             72,319                       154,346
    Receivables                                                        46,146                        45,929
    Inventories:
       Finished products                                               12,908                        13,312
       Ore and in process                                              41,309                        39,465
       Supplies                                                        23,090                        26,129
    Deferred income and mining taxes                                   18,235                        22,792
    Other                                                              10,712                         5,105
                                                               ----------------              ----------------
       Total current assets                                           422,757                       454,597
                                                               ----------------              ----------------

Property, Plant and Equipment - at cost                             2,680,466                     2,525,793
    Accumulated depreciation, depletion
         and amortization                                          (1,552,754)                   (1,423,054)
                                                               ----------------              ----------------
       Property, plant and equipment - net                          1,127,712                     1,102,739
                                                               ----------------              ----------------
Investments and Other Assets
    Noncurrent investments                                             11,921                        12,945
    Other assets                                                       68,062                        81,616
                                                               ----------------              ----------------
       Total investments and other assets                              79,983                        94,561
                                                               ----------------              ----------------
Total Assets                                                   $    1,630,452               $     1,651,897
                                                               ================              ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                           $       38,158               $        43,457
    Accrued liabilities:
       Payroll and other compensation                                  23,018                        31,587
       Reclamation and closure costs                                   23,375                        23,206
       Other                                                           33,301                        23,317
    Unrealized loss on foreign currency exchange contracts              1,468                        24,003
    Income and other taxes payable                                      8,619                         3,151
    Current portion of long-term debt                                  41,620                         -
                                                               ----------------              ----------------
       Total current liabilities                                      169,559                       148,721
                                                               ----------------              ----------------
Long-term Liabilities
    Long-term debt                                                    256,851                       357,410
    Other long-term obligations                                       207,195                       168,178
                                                               ----------------              ----------------
       Total long-term liabilities                                    464,046                       525,588
                                                               ----------------              ----------------

Deferred Income and Mining Taxes                                      230,706                       230,567

Minority Interests in Consolidated Subsidiaries                         6,933                         7,825

Shareholders' Equity
    Capital stock, $1 par value per share:
       Authorized - Preferred: 10,000 shares; no shares
                    outstanding
                  - Common: 450,000 shares
       Outstanding - HCI exchangeable shares: 1999 - 6,992;
                                              1998 - 11,139
                   - Common: 1999 - 253,259; 1998 - 247,483           253,259                       247,483
    Other shareholders' equity                                        505,949                       491,713
                                                               ----------------              ----------------
       Total shareholders' equity                                     759,208                       739,196
                                                               ----------------              ----------------
Total Liabilities and Shareholders' Equity                     $    1,630,452               $     1,651,897
                                                               ================              ================


See notes to condensed consolidated financial statements.

                                       2

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES

B.    Condensed Statements of Consolidated Operations (unaudited)
      (In thousands, except per share amounts)

                                                                      Three Months Ended                 Nine Months Ended
                                                                         September 30,                      September 30,
                                                                     1999              1998             1999              1998
                                                              --------------    --------------   --------------    --------------
Revenues
      Gold and ore sales                                      $     165,279     $     187,361     $    493,582      $    592,387
      Sulfur and oil sales                                            4,786             5,123           13,982            16,921
      Interest income                                                 4,218             4,894           12,010            14,452
      Other income                                                    1,685           (13,960)          34,348           (28,750)
                                                              --------------    --------------   --------------    --------------
                                                                    175,968           183,418          553,922           595,010
                                                              --------------    --------------   --------------    --------------
Costs and Expenses
      Production costs                                              115,869           127,909          348,442           406,215
      Depreciation, depletion and amortization                       33,387            33,617          101,246           107,109
      Administrative and general expense                             10,913            12,409           32,659            36,586
      Exploration expense                                             8,041            16,902           29,153            41,536
      Interest expense                                                4,885             5,485           13,503            15,813
      Write-downs and other unusual charges                           6,886           187,884           10,386           209,824
      Business combination and integration costs                       -                 -               4,764            20,710
      Other expense                                                     390             2,078            2,771             2,876
                                                              --------------    --------------   --------------    --------------
                                                                    180,371           386,284          542,924           840,669
                                                              --------------    --------------   --------------    --------------

Income (Loss) Before Taxes and Minority Interests                    (4,403)         (202,866)          10,998          (245,659)
Income and Mining Taxes                                               5,933            15,340          (11,088)           12,998
Minority Interests                                                      217             4,693            1,004              (923)
                                                              --------------    --------------   --------------    --------------

Net Income (Loss)                                             $       1,747     $    (182,833)    $        914      $   (233,584)
                                                              ==============    ==============   ==============    ==============



Net Income (Loss) Per Share - Basic and Diluted               $        0.01     $       (0.80)    $       0.00      $      (1.02)
                                                              ==============    ==============   ==============    ==============

Average Shares Used in the Computation                              260,232           229,231          259,838           229,015
                                                               ==============    ==============   ==============    ==============

Dividends Paid Per Common Share                               $        0.00     $        0.00     $       0.05      $       0.05
                                                              ==============    ==============   ==============    ==============


See notes to condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES



C.  Condensed Statements of Consolidated Cash Flows (unaudited)
    (In thousands)

                                                                                Nine Months Ended September 30,
                                                                                   1999                      1998
                                                                            --------------            --------------
Cash Flows from Operations
    Net income (loss)                                                        $        914              $   (233,584)
    Reconciliation to net cash provided by operations:
       Depreciation, depletion and amortization                                   101,246                   107,109
       Deferred gains on close-out of forward sales contracts                      34,956                         -
       Write-downs and unusual charges                                             10,386                   200,945
       Gains on asset disposals                                                    (2,740)                   (3,274)
       Deferred taxes, minority interests and other                               (13,289)                  (30,497)
       Effect of changes in operating working capital items                       (31,288)                   62,641
                                                                            --------------            --------------
    Net cash provided by operations                                               100,185                   103,340
                                                                            --------------            --------------

Investment Activities
    Decrease (increase) in short-term investments                                  84,409                   (23,169)
    Capital additions                                                             (70,340)                  (54,313)
    Proceeds from asset sales                                                       4,291                    15,898
    Decrease (increase) in restricted cash                                         11,796                      (649)
    Other                                                                               -                       185
                                                                            --------------            --------------
    Net cash provided by (used in) investment activities                           30,156                   (62,048)
                                                                            --------------            --------------

Financing Activities
    Borrowings                                                                     99,791                    97,697
    Debt repayments                                                              (164,131)                 (105,295)
    Dividends paid                                                                (12,085)                  (11,933)
    Common shares issued                                                            6,707                     1,956
    Other                                                                               -                     1,774
                                                                            --------------            --------------
Net cash used in financing activities                                             (69,718)                  (15,801)
                                                                            --------------            --------------

Effect of Exchange Rate Changes on Cash and Equivalents                           (10,104)                   (2,397)
                                                                            --------------            --------------

Net Increase in Cash and Equivalents                                               50,519                    23,094

Cash and Equivalents, January 1                                                   147,519                   128,890
                                                                            --------------            --------------

Cash and Equivalents, September 30                                           $    198,038              $    151,984
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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. SFAS 133 is effective for fiscal years beginning after June 15, 2000 but earlier adoption is permitted. The Company believes that under SFAS 133, changes in unrealized gains and losses on Homestake's foreign currency contracts will qualify for hedge accounting and be deferred in other comprehensive income. However, there are many complexities to this new standard and the Company currently is evaluating the impact that SFAS 133 will have on reported operating results and financial position. The Company expects to adopt SFAS 133 effective January 1, 2001.

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

     The Company recorded business combination expenses of $4.8 million in the nine-month period ended September 30, 1999 related to this transaction. Combined and separate preacquisition results for Homestake and Argentina Gold for the three months ended

                    Homestake Mining Company and Subsidiaries


     March 31, 1999 and for the three and nine months ended September 30, 1998 are as follows (in thousands):


                                                          Argentina
                                      Homestake                Gold
                                      Historical          Historical (a)           Combined
                                   --------------------------------------------------------------
Three months ended March 31, 1999:
   Revenues                            $ 178,533               $   81                $ 178,614
   Net income (loss)                       2,198               (3,147)                    (949)

Three months ended September 30, 1998:
   Revenues                            $ 183,429              $   (11)               $ 183,418
   Net loss                             (182,226)                (607)                (182,833)

Nine months ended September 30, 1998:
   Revenues                            $ 594,931              $    79                $ 595,010
   Net loss                             (219,743)             (13,841)                (233,584)

Shareholders' equity:
   at March 31, 1999                   $ 737,843              $ 6,526                $ 744,369
   at December 31, 1998                  735,832                3,364                  739,196
   at September 30, 1998                 406,595                1,593                  408,188

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

     On April 30, 1998 Homestake acquired Plutonic Resources Limited ("Plutonic"), a publicly-traded Australian gold producer, by an exchange of common stock for common stock. Homestake issued 64.4 million common shares to acquire Plutonic based on an exchange ratio of 0.34 Homestake common shares for each Plutonic share. The business combination with Plutonic was accounted for as a pooling of interests. Business combination and integration costs of $20.7 million related to this acquisition were recorded in the nine months ended September 30, 1998.

                    Homestake Mining Company and Subsidiaries


3.  Other Income

                                                 Three Months Ended              Nine Months Ended
                                                   September 30,                   September 30,
                                              -------------------------       ------------------------
(in millions)                                   1999           1998             1999          1998
                                              ----------    -----------       ----------   -----------
Gains on asset disposals                          $ 1.8          $ 1.4            $ 2.7         $ 3.3
Gain on sales of Rabbi
    Trust investments                               0.4            0.4              0.8           4.7
Royalty income                                      0.4            0.6              1.5           1.8
Foreign currency
    contract gains (losses)                        (2.9)         (16.8)            14.0         (39.2)
Foreign currency exchange gains (losses)
    on intercompany advances                       (0.9)          (2.5)             9.3          (6.0)
Other foreign currency gains (losses)              (0.4)           1.1             (0.7)          1.6
Other                                               3.2            1.8              6.7           5.0
                                              ----------    -----------       ----------   -----------
                                                  $ 1.6         $(14.0)          $ 34.3        $(28.8)
                                              ==========    ===========       ==========   ===========

4.       Write-downs and Other Unusual Charges

                                                     Three Months Ended          Nine Months Ended
                                                       September 30,               September 30,
                                                  -------------------------   -------------------------
(in millions)                                      1999 (a)      1998 (b)      1999 (a)     1998 (b)
                                                  -----------   -----------   -----------  ------------
Reduction in the carrying values
     of resource assets                                $ 1.7        $136.0        $  1.7       $ 149.0
Increase in the estimated accrual for remediation
     and reclamation expenditures                        5.2          35.0           5.2          35.0
Homestake mine restructuring charges                       -             -             -           8.9
Write-downs of noncurrent investments                      -           7.8           3.5           7.8
Provision for litigation settlement                        -           5.0             -           5.0
Other                                                      -           4.1             -           4.1
                                                  -----------   -----------   -----------  ------------
                                                       $ 6.9        $187.9        $ 10.4       $ 209.8
                                                  ===========   ===========   ===========  ============



a) During the quarter ended September 30, 1999 the Company recorded write-downs and unusual charges of $6.9 million, including $1.7 million to write-down the carrying value of certain redundant equipment at the Kalgoorlie operations in Australia and $5.2 million to increase the estimated reclamation liability for certain non-operating properties in Australia following a third quarter environmental audit of properties acquired as a result of the Plutonic acquisition in 1998. Write-downs and unusual charges for the nine months ended September 30, 1999 also include a $3.5 million write-down to the carrying value of the Company's investment in an exploration joint venture in Eastern Europe following the Company's decision to exit the venture.

b) During the third quarter of 1998, due to continued low gold prices, the Company reviewed the carrying values of its gold mining operations using a $325 per ounce gold price and recorded impairment write-downs totaling $136 million. These

                    Homestake Mining Company and Subsidiaries


         charges included $76.1 million at the Homestake mine in South Dakota, $38.4 million at the Mt Charlotte mine in Western Australia, and $21.5 million at other properties, most of which related to mineral properties acquired as part of the acquisition of Plutonic.

         During the third quarter of 1998, following an environmental audit and a change in mining plans at the Homestake mine, the Company recorded a provision for estimated additional remediation and related reclamation costs of $35 million.

         During the third quarter of 1998, the Company also recorded charges of $7.8 million for reductions in the carrying values of certain marketable securities and other investments, $5 million for the estimated cost to settle the Whitewood Creek Natural Resource Damage litigation, and $4.1 million of other charges.

         Write-downs and unusual charges for the nine months ended September 30, 1998 also include write-downs of $13 million to exploration properties (including $10.2 million related to Argentina Gold which Homestake acquired in 1999 in a business combination accounted for as a pooling of interests - see note 2) and $8.9 million related to a restructuring at the Homestake mine.


5.    Comprehensive Income (Loss)

                                                           Three Months Ended               Nine Months Ended
                                                             September 30,                     September 30,
                                                     ----------------------------    ------------------------------
(in thousands)                                          1999           1998              1999            1998
                                                     -----------   --------------    -------------   --------------
Net Income (Loss)                                       $ 1,747        $(182,833)           $ 914        $(233,584)
Other Comprehensive Income (Loss)
    Currency translation adjustments                     (1,268)          (9,619)          27,019          (37,020)
    Unrealized gains on securities                        1,376            3,633            1,336              185
                                                     -----------   --------------    -------------   --------------
Total Other Comprehensive Income (Loss)                     108           (5,986)          28,355          (36,835)
                                                     -----------   --------------    -------------   --------------
Comprehensive Income (Loss)                             $ 1,855        $(188,819)        $ 29,269        $(270,419)
                                                     ===========   ==============    =============   ==============


6.   Long-term Debt

                                                                 September 30,           December 31,
(in thousands)                                                       1999                    1998
                                                               -----------------------------------------
Convertible subordinated notes (due 2000)                              $ 141,620              $ 150,000
Pollution control bonds:
    Lawrence County, South Dakota (due 2032)                              38,000                 48,000
    State of California (due 2004)                                        17,000                 17,000
Cross-border credit facility (due 2003):
    Canadian dollar-denominated borrowings                               101,851                      -
    Australian dollar-denominated borrowings                                   -                142,410
                                                               -----------------------------------------
                                                                         298,471                357,410
Less amount classified as current                                        (41,620)                     -
                                                               -----------------------------------------
                                                                       $ 256,851              $ 357,410
                                                               =========================================

                    Homestake Mining Company and Subsidiaries


     During the first nine months of 1999, the Company repurchased convertible subordinated notes having a principal amount of $8.4 million (including $3.9 million repurchased on September 30, 1999 and included in accounts payable at September 30, 1999) and repaid all Australian dollar-denominated borrowings under the cross-border credit facility (the "credit facility"). The Company also borrowed C$150 million under the credit facility. In addition, $10 million of the South Dakota Waste Disposal Bonds were repaid from funds held in trust. Borrowings outstanding at September 30, 1999 under the credit facility consist of the Canadian dollar-denominated borrowings of C$150 million. Interest on the Canadian dollar borrowings is payable quarterly and is based on the Bankers' Acceptance discount rate plus a stamping fee. At September 30, 1999 this interest rate was 5.83%.

     The Company expects to repay a portion of the convertible subordinated notes, which mature on June 23, 2000, from existing cash balances. Accordingly, $41.6 million has been classified as current debt in the balance sheet as of September 30, 1999. The balance of $100 million has been classified as long-term debt since the Company has the ability under the credit facility, and the intent, to refinance these obligations for a period longer than one year from September 30, 1999.

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

                    Homestake Mining Company and Subsidiaries


     At September 30, 1999 the Company had foreign currency option contracts outstanding as follows:

                                                             Expected Maturity or Transaction Date
                                                                                            Total or
US$ in millions                                           1999        2000        2001       Average
                                                        ---------- -----------  ----------  ----------
Canadian $ / US $ option contracts:

   US $ covered                                             $27.2      $105.4       $59.1      $191.7
     Written puts, average exchange rate (1)                 0.68        0.69        0.66        0.68
   US $ covered                                             $27.2      $105.4       $63.1      $195.7
     Purchased calls, average exchange rate (2)              0.71        0.72        0.69        0.71
   US $ covered                                             $20.4      $105.4       $35.3      $161.1
     Purchased puts, average exchange rate (3)               0.65        0.65        0.65        0.65

Australian $ / US $ option contracts:
   US $ covered                                             $40.1      $121.1       $33.0      $194.2
     Written puts, average exchange rate (1)                 0.65        0.66        0.62        0.65
   US $ covered                                             $40.1      $121.1       $33.0      $194.2
     Purchased calls, average exchange rate (2)              0.66        0.68        0.65        0.67
   US $ covered                                             $33.1      $110.2       $22.0      $165.3
     Purchased puts, average exchange rate (3)               0.63        0.63        0.63        0.63

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

                   Homestake Mining Company and Subsidiaries


     In July 1999, the Company closed out US dollar denominated forward sales contracts covering 245,000 ounces maturing in the years 2001, 2002 and 2003. The pretax gain of $35 million realized as a result of this transaction has been deferred and will be recorded in income as the originally designated production is sold.

     At September 30, 1999 the Company had forward sales and option contracts outstanding as follows:

                                                    Expected Maturity or Transaction Date
                                 ----------------------------------------------------------------------------
                                                                                                  There-      Total or
                                    1999         2000           2001        2002        2003       after        Average
                                 -------------------------- ------------- ---------- --------------------------------------
GOLD
US $ denominated contracts:
   Forward sales contracts:
    Ounces                            27,480        85,080        10,000     10,000                  259,200       391,760
    Average price ($ per oz.)           $421          $430          $400       $403                     $403          $410

   Put options owned:
    Ounces                                         110,000        80,000                                           190,000
    Average price ($ per oz.)                         $279          $253                                              $268

   Call options written:
    Ounces                                          95,000        80,000                                           175,000
    Average price ($ per oz.)                         $275          $253                                              $265

   Call options purchased:
    Ounces                                          80,000        80,000                                           160,000
    Average price ($ per oz.)                         $268          $268                                              $268

Australian $ denominated contracts: (1)
   Forward sales contracts:
    Ounces                                          24,800        24,800     24,800      24,800       50,800       150,000
    Average price (US$ per oz.)                       $343          $343       $343        $343         $343          $343

   Put options owned:
    Ounces                            30,000       120,000       120,000                                           270,000
    Average price (US$ per oz.)         $330          $339          $349                                              $342

SILVER
US $ denominated contracts:
   Forward sales contracts:
    Ounces                           755,000     3,020,000     1,200,000                                         4,975,000
    Average price ($ per oz.)          $6.34         $6.33         $6.00                                             $6.25

    (1) Expressed in US dollars at an exchange rate of A$ = US$ 0.6527

                   Homestake Mining Company and Subsidiaries


     During the three and nine months ended September 30, 1999 and 1998, the Company delivered or financially settled gold and silver production under maturing forward sales and option contracts as follows:

                                              Three Months Ended                     Nine Months Ended
                                                 September 30,                         September 30,
                                        --------------------------------       ------------------------------
                                            1999              1998                 1999             1998
                                        --------------   ---------------       -------------    -------------
Gold
   Forward sales contracts
     Ounces                                    27,500            60,000              82,500          298,000
     Average price (US$ per oz.)                 $417              $358                $413             $355

   Option contracts
     Ounces                                   130,000           225,000             310,000          675,000
     Average price (US$ per oz.)                 $292              $325                $295             $325

Silver
   Option contracts
     Ounces                                   755,000                             2,340,000
     Average price (US$ per oz.)                $6.35                                 $6.35


     The Company's gold and silver hedging activities increased year-to-date September 30, 1999 revenues by approximately $24 million.


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

                  Homestake Mining Company and Subsidiaries


     Segment information for the three and nine months ended September 30, 1999 and 1998 is as follows (in thousands):

                                                                   Corporate
                          United                                    and All      Reconciling
                          States      Australia       Canada         Other          Items            Total
                       ----------------------------------------------------------------------------------------
For the three months ended:
    September 30, 1999
    Revenues                $ 51,412     $ 58,486        $ 56,518    $ 18,737        $ (9,185)       $ 175,968
    Operating
       earnings                6,718        4,699          13,019      11,461          (9,185)          26,712

    September 30, 1998
    Revenues                $ 57,885     $ 70,786        $ 47,244     $ 8,256          $ (753)       $ 183,418
    Operating
       earnings (loss)         6,326       11,295           7,672      (2,648)           (753)          21,892

For the nine months ended:
    September 30, 1999
    Revenues               $ 145,409    $ 184,220       $ 181,583    $ 62,593       $ (19,883)       $ 553,922
    Operating
       earnings               14,569       26,065          46,282      37,201         (19,883)         104,234

    September 30, 1998
    Revenues               $ 184,523    $ 216,604       $ 160,946    $ 35,163        $ (2,226)       $ 595,010
    Operating
       earnings               23,502       10,935          45,586       3,889          (2,226)          81,686


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

     Pursuant to the Energy Policy Act of 1992, the United States Department of Energy ("DOE") is responsible for 51.2% of past and future costs of reclaiming the Grants site in accordance with Nuclear Regulatory Commission license requirements. Through September 30, 1999 Homestake had received $27.7 million from the DOE and the accompanying balance sheet at September 30, 1999 includes an additional receivable of

                  Homestake Mining Company and Subsidiaries


     $6 million for the DOE's share of reclamation expenditures made by Homestake through 1998.

     In 1983, the State of New Mexico made a claim against Homestake for unspecified natural resource damages resulting from the Grants tailings. New Mexico has taken no action to enforce its claim.

     Whitewood Creek: Deposits of tailings along an 18-mile stretch of Whitewood Creek formerly constituted a site on the NPL. Whitewood Creek was a site where mining companies operating in the Black Hills of South Dakota, including Homestake, placed mine tailings beginning in the nineteenth century. Some tailings placed in Whitewood Creek eventually flowed into the downstream receiving waters. Homestake ceased the placement of mine tailings into Whitewood Creek in 1977 and for more than 21 years the Homestake mine has impounded all mine tailings that are not redeposited in the mine. The site was deleted from the NPL in 1996.

     In September 1997, the State of South Dakota filed an action against Homestake, alleging that Homestake's disposal of mine tailings in Whitewood Creek resulted in injuries to natural resources in Whitewood Creek and downstream receiving waters. The complaint also contained a pendent state law claim, alleging that the tailings constituted a continuing public nuisance. The complaint asked for abatement of the nuisance, damages in an unascertained amount, litigation costs and interest. In November 1997, the United States government and the Cheyenne River Sioux Tribe (the "Federal Trustees") filed a similar action alleging injuries to natural resources and seeking response costs, damages in unspecified amounts, litigation costs and attorneys fees. In its answers, Homestake denied that there has been any continuing damage to natural resources or nuisance as a result of the placement of tailings in Whitewood Creek. Homestake also counterclaimed against the State of South Dakota and the Federal Trustees seeking cost recoupment, contribution and indemnity.

     Homestake, the State of South Dakota and the Federal Trustees have reached full and complete settlement of the natural resource damage claims and counterclaims described above. The final settlement Consent Decree was entered with the Federal District Court on September 2, 1999. Homestake will pay $4 million to be used for natural resource restoration in four equal annual installments. Those funds will be divided among the United States, the State of South Dakota and the Cheyenne River Sioux Tribe. In addition, Homestake will purchase for $300,000 up to 3,300 acres of land owned by the U.S. Bureau of Land Management and pay the United States Government $500,000 as reimbursement of costs incurred by the Government for natural resource damage assessment. The Cheyenne River Sioux Tribe will receive $500,000 in cash compensation for future environmental monitoring uses, and 400 acres of Black Hills land owned by Homestake. Homestake will modify its diversion of water on Spearfish Creek for three months each year, to permit instream flow to increase by up to 20 cubic feet per second ("cfs"). Upon closure of the Homestake mine, Homestake will relinquish the year-round right to diversion of that same 20 cfs of flow. Homestake accrued the estimated cost of the settlement agreement in the third quarter of 1998.

                  Homestake Mining Company and Subsidiaries


     Other Contingencies

     In addition to the above, the Company is party to legal actions and administrative proceedings and is subject to claims arising in the ordinary course of business. The Company believes the disposition of these matters will not have a material adverse effect on its financial position or results of operations.

10.  Homestake Canada Inc. ("HCI")

     On December 3, 1998  Homestake  completed the  acquisition  of the 49.4% of
     Prime Resources Group Inc. ("Prime") it did not already own. The acquisition was accounted for as a purchase. Under the Plan of Arrangement, Prime shareholders had the option of receiving 0.74 of a Homestake common share or 0.74 of an HCI exchangeable share for each Prime share. Each HCI exchangeable share is exchangeable for one Homestake common share at any time at the option of the holder and has essentially the same voting, dividend (payable in Canadian dollars), and other rights as a Homestake common share. A share of special voting stock was issued to Montreal Trust Company of Canada, in trust for the holders of the HCI exchangeable shares, and provides the mechanism for holders of HCI exchangeable shares to receive voting rights in Homestake. Homestake owns all of HCI's common shares outstanding. At September 30, 1999, approximately 7 million HCI exchangeable shares outstanding were held by the public.

     On April 29, 1999, Homestake Mining Company issued common stock in exchange for the common stock of Argentina Gold, a publicly-traded Canadian exploration company, in a business combination accounted for as a pooling of interests. The investment in Argentina Gold was then transferred to HCI in exchange for a Canadian dollar denominated intercompany note payable by HCI to its parent company of approximately C$282 million (US$191 million). In accordance with United States generally accepted accounting principles, the assets, liabilities and shareholders' equity of Argentina Gold have been recorded in HCI's financial statements at the historical cost basis to the parent company. The difference between the historical cost basis of Argentina Gold's shareholders' equity and its fair value at the date of transfer has been recorded as a reduction to HCI's shareholders' equity.

                 Homestake Mining Company and Subsidiaries



     Summarized consolidated financial information for HCI, including Argentina Gold for all periods presented, is as follows:

                                                    September 30,          December 31,
                                                        1999                   1998
                                                    --------------        ----------------
Current assets                                           $ 53,925               $ 151,593
Noncurrent assets                                         507,779                 526,463
                                                    --------------        ----------------
      Total Assets                                      $ 561,704               $ 678,056
                                                    ==============        ================

Notes payable to the Company                            $ 320,842               $ 144,002
Other current liabilities                                  31,109                  41,839
Long-term debt                                            101,851                       -
Other long-term liabilities                                11,902                  15,882
Deferred income and mining taxes                          200,946                 193,074
Redeemable preferred stock
      held by the Company                                       -                  36,167
Shareholders' equity:
      HCI shareholders' equity                             85,926                 247,092
      Adjustment to conform to the
        Company's accounting basis                       (190,872)                      -
                                                    --------------        ----------------
      Total Liabilities and
          Shareholders' Equity                          $ 561,704               $ 678,056
                                                    ==============        ================


                                           Three Months Ended                       Nine Months Ended
                                              September 30,                           September 30,
                                  ----------------------------------     -----------------------------------
                                      1999                1998                1999                1998
                                  --------------      --------------     ---------------     ---------------
Total revenues                         $ 56,601            $ 47,233           $ 182,632           $ 161,025
Costs and expenses                       55,868              47,878             169,646             145,042
                                  --------------      --------------     ---------------     ---------------
Income (loss) before taxes
   and minority interests              $    733            $   (645)          $  12,986           $  15,983
                                  ==============      ==============     ===============     ===============

Net Income                             $  3,840            $  7,751           $   3,085           $     814
                                  ==============      ==============     ===============     ===============


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

RESULTS OF OPERATIONS

SUMMARY

         Homestake recorded net income of $1.7 million ($0.01 per share) and $0.9 million ($0.00 per share) in the quarter and nine months ended September 30, 1999 compared with net losses of $182.8 million ($0.80 per share) and $233.6 million ($1.02 per share) in the respective 1998 periods. Third quarter and year-to-date results in 1999 include after-tax foreign currency exchange losses of $3.0 million ($0.01 per share) and gains of $17.1 million ($0.07 per share), respectively, and non-recurring charges of $4.4 million ($0.02 per share) and $13.5 million ($0.05 per share), respectively. Third quarter and year-to-date results in 1998 include after-tax foreign currency exchange losses of $10.2 million ($0.04 per share) and $26.7 million ($0.12 per share), respectively, and non-recurring charges of $165.9 million ($0.72 per share) and $202.3 million ($0.88 per share), respectively.

After-tax non-recurring charges are as follows:

                                                         Three Months Ended             Nine Months Ended
                                                           September 30,                  September 30,
(in millions)                                           1999          1998             1999          1998
                                                     -----------   ------------      ----------   ------------
Write-downs and unusual charges                           $ 4.4        $ 165.9           $ 7.9        $ 184.6
Business combination and integration costs                    -              -             4.8           17.7
Severance and other termination costs                         -              -             0.8              -
                                                     -----------   ------------      ----------   ------------
                                                          $ 4.4        $ 165.9          $ 13.5        $ 202.3
                                                     ===========   ============      ==========   ============

                Homestake Mining Company and Subsidiaries


         Excluding the effect of non-recurring items and foreign exchange gains and losses, the Company recorded income of $9.1 million ($0.03 per share) and a loss of $2.7 million ($0.01 per share) in the quarter and nine months ended September 30, 1999 compared with net losses of $6.7 million ($0.03 per share) and $4.6 million ($0.02 per share) in the respective periods in 1998. The improvement in the current year's results primarily reflects lower operating costs and lower exploration expenses, partially offset by lower gold prices.


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

         Homestake delivered or financially settled forward sales and option contracts for 157,500 ounces of gold at an average price of $314 per ounce during the third quarter of 1999 and 392,500 ounces of gold at an average price of $320 per ounce during the first nine months of 1999. This compares to the prior year when Homestake delivered or financially settled forward sales and option contracts for 285,000 ounces of gold at an average price of $332 per ounce during the 1998 third quarter and 973,000 ounces at an average price of $334 per ounce during the first nine months of 1998. Homestake also delivered or financially settled option contracts at $6.35 per ounce for 755,000 ounces and 2,340,000 ounces of silver during the third quarter and first nine months of 1999, respectively. The Company's gold and silver hedging activities increased revenues by approximately $10 million and $24 million, respectively, during the three and nine months ended September 30, 1999. The estimated fair value of the Company's gold and silver hedging position at September 30, 1999 was approximately $50 million.

         In July 1999, the Company closed out US dollar-denominated forward sales contracts covering 245,000 ounces maturing in the years 2001, 2002 and 2003. The pretax gain of $35 million realized as a result of this action has been deferred and will be recorded in income as the originally designated production is sold.

         A significant portion of the Company's operating expenses are incurred in Australian and Canadian currencies. The Company's profitability is impacted by fluctuations in these currencies' exchange rates relative to the United States dollar. Under its foreign currency protection program, the Company has entered into a series of foreign currency option contracts which establish trading ranges within which the United States dollar may be exchanged for Australian and Canadian dollars. In the three and nine months ended September 30, 1999, the Company recorded a loss of $2.9 million and a gain of $14 million, respectively, on these contracts. At September 30, 1999, the Company had a net unrealized loss of $1.5 million on open contracts under this program.

         Revenues from gold, ore and concentrate sales totaled $165.3 million and $493.6 million during the third quarter and first nine months of 1999, respectively, compared to $187.4 million and $592.4 million in the comparable periods of 1998. Lower 1999 revenues reflect lower average realized gold prices and lower sales volumes. During the three and nine-month periods ended September 30, 1999, 622,900 and 1,807,800 gold

                Homestake Mining Company and Subsidiaries


equivalent ounces were sold at average realized prices of $278 per ounce and $286 per ounce, respectively. This compares to gold equivalent sales of 636,600 ounces and 1,969,100 ounces at average realized prices of $307 per ounce and $313 per ounce, respectively, during the comparable periods in 1998.

         Consolidated and attributable gold production for the third quarter and first nine months of 1999 was 612,000 ounces and 1,798,300 ounces, respectively, compared to consolidated gold production of 625,400 ounces and 1,917,100 ounces and attributable gold production of 551,200 ounces and 1,684,000 ounces, respectively, in the comparable periods of 1998. Lower consolidated production reflects declines in production in the United States and Australia, partially offset by increased production in Canada. Higher attributable production reflects Homestake's December 1998 acquisition of the minority interests in Prime Resources Group Inc. ("Prime").

         Production costs for the three and nine-month periods ended September 30, 1999 declined to $115.9 million and $348.4 million, respectively, from $127.9 million and $406.2 million for the similar periods in 1998. Lower costs reflect ongoing cost containment efforts at the Company's operations as well as reduced consolidated gold production. Total cash costs per ounce attributable to Homestake during the three and nine months ended September 30, 1999 declined by 10% and 11%, respectively, to $182 per ounce and $190 per ounce, respectively, compared to the corresponding periods of 1998.

United States

         Gold production from United States operations decreased 4% percent to 161,100 ounces in the third quarter of 1999 compared to 168,200 ounces in the third quarter of 1998. Third quarter weighted-average total cash costs per ounce declined 10% to $200 per ounce in 1999 from $222 per ounce in 1998, resulting primarily from lower cash costs per ounce at the Ruby Hill mine, a reduction in production at the higher-cost Homestake mine, and closure of the high cost Pinson mine.

         At the Homestake mine in South Dakota, third quarter gold production decreased 14% to 55,500 ounces at a cash cost of $250 per ounce in 1999 compared to 64,500 ounces at a cash cost of $256 per ounce in 1998. Lower production reflects the completion of mining at the Open Cut during the fourth quarter of 1998 partially offset by the processing of residual stockpiled ore, which is expected to be completed in the fourth quarter of 1999. Lower cash costs per ounce are due to continuing cost containment efforts and improved ore grades resulting from reduced dilution in the underground operations. At the Ruby Hill mine near Eureka, Nevada, gold production increased 19% to 33,000 ounces at a cash cost of $94 per ounce in the third quarter of 1999 compared to 27,800 ounces at a cash cost of $120 per ounce in the prior year period. Higher production and lower cash costs reflect primarily an increase in the tonnage processed. The McLaughlin mine in northern California produced 29,900 ounces from residual stockpiled ore during the three months ended September 30, 1999 compared to 32,900 ounces in the comparable quarter of 1998. The lower production primarily reflects lower grade as the higher-grade stockpiles have now been depleted. Cash costs per ounce increased 5% due to the lower production. Homestake's share of production at the Round Mountain mine in central Nevada increased to 37,200 ounces at a cash cost of $198 per ounce during the third quarter of 1999 from 34,600 ounces at a cash cost of $200 per ounce for the same period in 1998. These improvements primarily resulted from an increase in production from the new mill reflecting higher throughput and a 7% increase in mill recovery, partially offset by lower heap leach production. Mining at the Pinson mine near Winnemucca, Nevada

                Homestake Mining Company and Subsidiaries


ceased in January 1999 due to low gold prices and production shortfalls. Reclamation work at the mine is ongoing.

Canada

         Canadian gold production increased to 229,200 ounces in the third quarter of 1999 compared to 223,600 ounces in the third quarter of 1998, primarily due to increased production at the Eskay Creek mine, partially offset by completion of mining at the Snip mine in June 1999. During the third quarter of 1999, weighted average total cash costs declined 10% to $145 per ounce compared to $162 per ounce in 1998 due to the increased production and lower operating costs, partially offset by a 2% increase in the Canadian dollar in relation to the United States dollar. On a local currency basis, total cash costs per ounce declined 12%.

         Production at the Eskay Creek mine in British Columbia increased to 153,200 gold equivalent ounces in the third quarter of 1999 compared to 121,900 gold equivalent ounces in 1998 primarily as a result of increased ore and concentrate shipments and higher silver grades. Total cash costs (including estimated third-party smelter costs) declined to $126 per ounce for the quarter from $138 per ounce during the third quarter of 1998. At Hemlo, Homestake's 50% share of third quarter 1999 and 1998 production totaled 75,800 ounces and 73,400 ounces, respectively, from the combined Williams and David Bell mines. Total cash costs decreased to $183 per ounce during the third quarter of 1999 compared to $199 per ounce in the prior year reflecting the processing of David Bell ore through the lower-cost Williams mill commencing in June 1999, and other operating cost initiatives. Homestake and its joint venture partner expanded the Williams processing facility to allow the decommissioning of the David Bell processing plant during June of 1999. Sustainable savings achieved during the third quarter of 1999 by processing David Bell ore through the Williams facility were $4 per ton. All mining and milling activities at the Snip mine in British Columbia were completed during the second quarter of 1999 as the mine's reserves were depleted. All active reclamation activities were completed early in the fourth quarter of 1999. Follow up inspections of the site are planned for the spring of 2000.

Australia

         Production from Australian operations, all of which are located in Western Australia, decreased to 217,900 ounces during the third quarter of 1999 compared to 228,200 ounces in the third quarter of 1998. This decline primarily was due to the absence of production from the closed Mt Morgans mine and lower production at the Yilgarn operations (consisting of the Plutonic, Lawlers and Darlot mines), partially offset by higher production at the Kalgoorlie operations. Weighted-average total cash costs increased to $209 per ounce during the third quarter of 1999 from $206 per ounce during the third quarter of 1998 due to a 9% increase in the average Australian to U.S. dollar exchange rate. On a local currency basis, total cash cost per ounce declined by 8% as a result of lower operating costs and the absence of production from the higher-cost Mt Morgans mine.

         Homestake's 50% share of gold production from the Kalgoorlie operations increased to 98,100 ounces during the third quarter of 1999 compared to 92,500 ounces in the corresponding period of 1998 as a result of an increase in the tons milled, partially offset by slightly lower grade and recovery. During the third quarter of 1999, the Fimiston

                Homestake Mining Company and Subsidiaries


SAG mill returned to more normal operations after operating at a lower rotation speed since June of 1998, when structural cracks were detected in the mill's ring gear. The ring gear was replaced in May 1999. Total cash costs increased by $16 to $231 per ounce during the third quarter of 1999 from $215 per ounce during the third quarter of 1998 due to the higher exchange rate. On a local currency basis, cash costs per ounce declined by 1%. Kalgoorlie operations began the transition to owner mining during the third quarter of 1999. Homestake expects the benefit of owner mining to reduce cash costs by approximately $26 per ounce. However, this benefit will not be reflected fully in cash costs until early in 2000. In July 1999, a 40-person reduction in workforce at the Mt Charlotte underground mine was announced. Development was suspended and mining activities are concentrating on the developed ore blocks. Ore currently is available to provide production from Mt Charlotte until mid-2000.

         Gold production at the Yilgarn operations declined 3% to 114,300 ounces as lower production at the Plutonic and Lawlers mines was partially offset by higher production from the Darlot mine. Production from the Plutonic mine totaled 62,100 ounces at a cash cost of $194 per ounce in the third quarter of 1999 compared to 67,100 ounces at a cash cost of $201 per ounce in the third quarter of 1998. Cash costs per ounce declined due to lower mining costs and the blending of higher-grade ore with the lower-cost stockpiled ore. During the third quarter of 1999, gold production at the Lawlers mine decreased to 23,800 ounces at a cash cost of $180 per ounce compared to 28,300 ounces at $162 per ounce during the comparable period in 1998 primarily due to a 21% decline in ore grades. During the third quarter of 1999, gold production at the Darlot mine increased by 25% to 28,400 ounces from 22,700 ounces in the corresponding period of the prior year due to increased production from the higher-grade Centenary orebody, which commenced production in late 1998. Total cash costs during the third quarter of 1999 declined to $195 per ounce, compared to $200 per ounce, as a result of lower unit mining costs and higher production. At the Peak Hill mine, final reclamation has commenced and processing of residual stockpiles is expected to be completed in November 1999.

MAIN PASS 299

         Revenues from Main Pass 299 operations in the first nine months of 1999 decreased to $14 million compared to revenues in the first nine months of 1998 of $16.9 million, and year-to-date 1999 operating losses were $2.4 million compared to losses of $2.9 million in the comparable 1998 period. The 1999 results reflect decreased sales volumes and higher per-unit production costs for both sulfur and oil, offset by higher sulfur and oil sales prices and lower depreciation charges as the oil assets have been fully depreciated. Sulfur sales decreased to 57,600 long tons at an average realized price of $62 per ton during the 1999 third quarter from 73,500 long tons at an average realized price of $59 during the 1998 third quarter.

Other income for the three and nine months ended September 30, 1999 includes foreign currency exchange losses of $4.2 million and gains of $22.6 million, respectively. The foreign currency exchange gains in the nine-month period include $14 million related to foreign currency exchange contracts and $8.6 million primarily related to intercompany advances. Other income for the three and nine months ended September 30, 1998 includes foreign currency exchange losses of $18.2 million and $43.6 million, including losses of $16.8 million and $39.2 million related to foreign currency exchange contracts, respectively, with the remainder primarily related to intercompany advances.

                Homestake Mining Company and Subsidiaries



Depreciation, depletion and amortization expense decreased to $101.2 million during the nine months ended 1999 compared to $107.1 million for the comparable 1998 period. The decrease primarily reflects write-downs of property, plant and equipment at the Homestake and Mt Charlotte mines at the end of the third quarter of 1998, partially offset by an increase in depreciation expense at the Eskay Creek mine as a result of the December 1998 acquisition of the Prime minority interests.

Administrative and general expense declined to $32.7 million during the nine months ended September 30, 1999 compared to $36.6 million during the prior year primarily as a result of cost reduction efforts. In addition, in July 1999 the Company announced a plan to further reduce overhead cost by 10%, which along with the reduction of exploration expense discussed below, is expected to reduce costs by $25-$30 million annually.

Exploration expense for the first nine months of 1999 decreased to $29.2 million from $41.5 million during the corresponding period of 1998. As a result of lower gold prices, the Company initiated exploration and corporate overhead cost reduction programs. Exploration expenditures are being reduced by approximately 45% annually. Ongoing expenditures will be devoted to more advanced exploration projects that have the greatest prospect of creating commercially viable mines.

Income and mining tax expense for the nine months ended September 30, 1999 was $11.1 million compared to a tax benefit of $13 million for the comparable nine-month period in 1998. Higher tax expense reflects an increase in pretax income and a $3 million charge related to the repatriation of cash to the United States from Canadian subsidiaries, partially offset by a $6.4 million reduction in income tax accruals for certain tax contingencies that were favorably resolved during the third quarter of 1999. The consolidated effective tax rate of 101% during the first nine months of 1999 reflects the geographic mix of pretax income and losses, and acquisition costs and other nondeductible expenses for which no tax benefit was recorded. Homestake had pretax income in the United States and Canada and pretax losses in Australia and other foreign jurisdictions. No tax benefits were recognized on losses incurred in other foreign jurisdictions due to the uncertainty of their realization. The consolidated tax benefit for the first nine months of 1998 includes $14.6 million relating to a reduction in income tax accruals for certain contingencies which were favorably resolved. The consolidated effective tax rate during the first nine months of 1998 was 5% reflecting the geographic mix of pretax income and losses, acquisition costs and other nondeductible expenses for which no tax benefit was recorded and the tax credit noted above. The Company's consolidated effective income and mining tax rate will fluctuate depending on the geographical mix of pretax income.

Minority interests: For the first nine months of 1999, minority interests' share of losses in consolidated subsidiaries was $1 million compared to minority interests' share of income in consolidated subsidiaries of $0.9 million in the first nine months of 1998. The change in minority interests' share of income primarily is due to Homestake's December 1998 acquisition of the minority interests of Prime.

               Homestake Mining Company and Subsidiaries


         The following charts detail Homestake's gold production and total cash costs per ounce by location, and consolidated revenue and production costs per ounce.

                                                                        Production
                                                                  (Ounces in thousands)

                                                    Three Months Ended                 Nine Months Ended
                                                       September 30,                     September 30,
Mine (Percentage interest)                         1999            1998               1999           1998
---------------------------------           ----------------------------       ---------------------------
Homestake (100)                                    55.5            64.5              158.3          210.9
Ruby Hill (100)                                    33.0            27.8               91.3           88.8
McLaughlin (100)                                   29.9            32.9               93.7           97.8
Round Mountain (25)                                37.2            34.6              102.4          104.1
Pinson (50)                                         0.7             3.2                5.6           14.1
Marigold (33)                                       4.8             5.2               17.6           17.4
                                            ------------    ------------       ------------   ------------
    Total United States                           161.1           168.2              468.9          533.1

Eskay Creek (100) (1)                             153.2           121.9              439.6          393.0
Hemlo Operations:
    Williams (50)                                  51.4            48.6              157.1          144.2
    David Bell (50) (2)                            24.4            24.8               68.1           71.5
Snip (100) (3)                                      0.2            28.3               42.1           78.8
                                            ------------    ------------       ------------   ------------
     Total Canada                                 229.2           223.6              706.9          687.5

Kalgoorlie (50)                                    98.1            92.5              254.0          291.4
Yilgarn Operations:
    Plutonic (100)                                 62.1            67.1              167.6          179.1
    Darlot (100)                                   28.4            22.7               83.4           53.0
    Lawlers (100)                                  23.8            28.3               83.6           90.7
Peak Hill (67)                                      5.5             5.7               17.5           18.3
Mt Morgans (80)                                       -            11.9                  -           46.5
                                            ------------    ------------       ------------   ------------
     Total Australia                              217.9           228.2              606.1          679.0

Agua de la Falda (51)                               3.8             5.4               16.4           17.5
                                            ------------    ------------       ------------   ------------
Consolidated Production                           612.0           625.4            1,798.3        1,917.1
Minority Interests                                    -           (74.2)                 -         (233.1)
                                            ------------    ------------       ------------   ------------
Attributable Production                           612.0           551.2            1,798.3        1,684.0
                                            ============    ============       ============   ============

              Homestake Mining Company and Subsidiaries

                                                                     Total Cash Costs
                                                                   (Dollars per ounce)

                                                    Three Months Ended                Nine Months Ended
                                                     September 30,                     September 30,
Mine (Percentage interest)                          1999           1998               1999           1998
---------------------------------            ---------------------------       ---------------------------
United States
   Homestake (100)                                  $250           $256               $257           $252
   Ruby Hill (100)                                    94            120                103            125
   McLaughlin (100)                                  232            220                223            217
   Round Mountain (25)                               198            200                200            200
   Pinson (50)                                         -            607                242            425
   Marigold (33)                                     180            282                206            262
                                             ------------   ------------       ------------   ------------
       Weighted Average United States                200            222                206            219
                                             ------------   ------------       ------------   ------------

Canada
   Eskay Creek (100) (4)                             126            138                128            130
   Hemlo Operations:
       Williams (50)                                 192            211                205            221
       David Bell (50)                               165            175                187            192
   Snip (100)                                          -            173                208            199
                                              ------------   ------------       ------------   ------------
       Weighted Average Canada                       145            162                156            164
                                             ------------   ------------       ------------   ------------

Australia
   Kalgoorlie (50) (5)                               231            215                237            232
   Yilgarn Operations:
       Plutonic (100)                                194            201                229            235
       Darlot (100)                                  195            200                194            264
       Lawlers (100)                                 180            162                170            185
   Peak Hill (67)                                    179            261                179            273
   Mt Morgans (80)                                     -            253                  -            234
                                             ------------   ------------       ------------   ------------
       Weighted Average Australia                    209            206                218            230
                                             ------------   ------------       ------------   ------------
Chile
   Agua de la Falda (51)                             167            203                188            202
                                             ------------   ------------       ------------   ------------
Consolidated Weighted Average                        182            195                190            203
                                             ------------   ------------       ------------   ------------
Minority Interests                                     -            144                  -            142
                                             ------------   ------------       ------------   ------------
Attributable Weighted Average                       $182           $202               $190           $213
                                             ============   ============       ============   ============


             Homestake Mining Company and Subsidiaries


                                                   Three Months Ended               Nine Months Ended
                                                       September 30,                 September 30,
Per Ounce of Gold                                  1999          1998                1999           1998
                                             -------------------------        ---------------------------
Revenue                                            $278          $307                $286           $313
                                             ===========   ===========        ============   ============

Consolidated Per Ounce Costs:
Cash Operating Costs (6)                           $178          $191                $186           $199
Other Cash Costs (7)                                  4             4                   4              4
                                             -----------   -----------        ------------   ------------
     Total Cash Costs                               182           195                 190            203
Noncash Costs  (8)                                   53            53                  54             55
                                             -----------   -----------        ------------   ------------
     Total Production Costs                        $235          $248                $244           $258
                                             ===========   ===========        ============   ============


Homestake Attributable Production:
     Cash Operating Costs                          $178          $197                $186           $208
     Total Cash Costs                               182           202                 190            213
     Total Production Costs                        $235          $255                $244           $268
                                             ===========   ===========        ============   ============

(1) Ounces produced are expressed on a gold equivalent basis and include 80,400 (70,900 in 1998) ounces of gold and 3.6 million (2.8 million in 1998) ounces of silver contained in ore and concentrates sold to smelters in the third quarter, and 240,900 (214,300 in 1998) ounces of gold and 10.3 million (9.1 million in 1998) ounces of silver contained in ore and concentrates sold to smelters in the nine-month period.

(2) Ounces produced include 2,900 and 8,500 ounces of gold production in the quarter and year-to-date periods, respectively, from the Quarter Claim in both 1999 and 1998.

(3)  Includes ounces of gold contained in dore and concentrates.

(4) For comparison purposes, total cash costs per ounce include estimated third-party costs incurred by smelter owners and others to produce marketable gold and silver.

(5) Includes the effect of insurance proceeds received and credited to processing costs of $0.2 million and $4.8 million in the 1999 third quarter and nine-month periods, respectively.

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


             Homestake Mining Company and Subsidiaries


LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operations totaled $100.2 million during the first nine months of 1999 compared to $103.3 million during the first nine months of 1998. Working capital at September 30, 1999 amounted to $253.2 million, including cash and equivalents and short-term investments of $270.4 million.

         Capital expenditures of $70.3 million during the first nine months of 1999 compare to capital expenditures of $54.3 million during the first nine months of 1998. Capital expenditures in 1999 include approximately $28 million at the Yilgarn operations (Plutonic, Darlot and Lawlers mines) primarily for underground development work, $18.5 million at the Kalgoorlie operations primarily to acquire equipment for owner mining and $7.4 million at the Homestake mine primarily for underground mobile mining equipment and a raise on the tailings dam. The balance of the 1999 capital expenditures primarily relates to sustaining capital at the Company's other operating mines. Capital additions during 1998 include $19.5 million primarily for underground development work at the Plutonic and Darlot mines. Capital expenditures for the remainder of 1999 are expected to total approximately $40 million. In addition to sustaining capital, planned expenditures include approximately $18 million to acquire additional equipment for owner mining at the Super Pit. The owner mining equipment may be financed with capital leases if favorable terms can be obtained.

         Long-term debt repayments, net of borrowings under the cross-border credit facility (the "credit facility"), during the first nine months of 1999 were $64.3 million, compared to $7.6 million for the nine months ending September 30, 1998. Net debt repayments in 1999 reflect the repurchase of $4.5 million (excluding $3.9 million repurchased on September 30, 1999 and included in accounts payable at September 30, 1999) of the 5.5% convertible subordinated notes ("Convertible Notes") which mature on June 23, 2000, and repayment of all Australian dollar-denominated borrowings under the credit facility from existing cash and short-term investment balances and $100 million (C$150 million) of Canadian dollar-denominated borrowings under the credit facility. In addition, as a result of a reduction in the size of the Homestake mine tailings project, $10 million of the South Dakota Waste Disposal Bonds were repaid from funds held in trust.

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

         The Company has classified $100 million of Convertible Notes outstanding at September 30, 1999 as long-term debt since the Company has the ability under the credit facility, and the intent, to refinance $100 million of these obligations for a period longer than one year from September 30, 1999. The remaining $41.6 million of Convertible Notes have been classified as current as the Company expects to retire this debt using cash and equivalent balances.

             Homestake Mining Company and Subsidiaries


         In May 1999, Company paid a dividend of $0.05 per common share (C$0.075 per HCI exchangeable share). In September 1999, the Company declared a dividend of $0.025 per common share (C$0.037 per HCI exchangeable share), payable on November 17, 1999 to shareholders of record on October 29, 1999. This rate reduction is in response to the continued weakness in the price of gold. At the same time, the Company also announced that under current economic conditions it will consider the future payment of dividends once a year during the second half of the year.

         In July 1999, the Company closed out US dollar-denominated forward sales contracts covering 245,000 ounces of gold maturing in the years 2001, 2002 and 2003. The pretax gain of $35 million realized as a result of this action has been deferred and will be recorded in income as the originally designated production is sold.

         In June 1998, FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. SFAS 133 is effective for fiscal years beginning after June 15, 2000 but earlier adoption is permitted. The Company believes that under SFAS 133, changes in unrealized gains and losses on Homestake's foreign currency contracts will qualify for hedge accounting and be deferred in other comprehensive income. However, there are many complexities to this new standard. The Company currently is evaluating the impact that SFAS 133 will have on reported operating results and financial position. The Company expects to adopt SFAS 133 effective January 1, 2001.

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

Gold Prices

         The market price for gold is a worldwide market. Gold prices are subject to volatile price movements over short periods of time and are influenced by numerous factors over which Homestake has no control, including expectations with respect to rates of inflation, the relative strength of the United States, Canadian and Australian dollars, interest rates, global or regional political or economic crises, demand for jewelry and industrial products containing gold, speculation, and sales by central banks and other holders and producers of gold in response to these factors.

             Homestake Mining Company and Subsidiaries


Year 2000 Compliance

         The Year 2000 ("Y2K") issue is the result of computerized systems using two digits rather than four to identify an applicable year. Date-sensitive systems may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of business operations.

         In 1998, Homestake commenced a comprehensive Y2K program designed to address hardware, software and Y2K issues. As part of that program, the Company:

(i) Completed a review of its computer-based information systems and installed Y2K compliant upgrades or replacements for those determined to be Y2K non-compliant. Testing of these systems has been completed and monitoring will continue through key Y2K rollover dates. Contingency plans to ensure the availability of critical financial and non-financial data have been or will be developed and implemented in the fourth quarter. Such contingency plans primarily consist of more frequent and detailed back-up of financial systems data around December 31, 1999.
(ii) Completed a review of all microprocessor-controlled devices, including process-monitoring systems, in use at its operating locations. Necessary remediation to devices or systems determined to be Y2K non-compliant, including upgrades, were completed during the third quarter of 1999. Operational contingency plans for critical microprocessor-controlled devices have either been completed or will be completed by year end.
(iii)Surveyed major suppliers and customers to assess their Y2K compliance and developed contingency plans to mitigate temporary delays. Such contingency plans include the maintenance of higher than standard levels of certain critical supplies and ensuring back-up, on-site power generation capacity at some operations.

         With the exception of ore and concentrates produced at the Eskay Creek mine, which are sold directly to smelters, the Company's principal product is finished gold bullion, which is sold to major financial institutions. Because of government mandated Y2K compliance programs in the financial industry, the Company expects that their core financial and operating systems will be Y2K compliant, and that there will be no significant disruption in the Company's ability to sell its gold production. The smelters that purchase the ore and concentrates produced at Eskay Creek have been contacted directly, and though they have not completed all of their Y2K compliance activities, they do not expect any significant disruptions related to Y2K issues.

         In addition to its internal program, the Company is monitoring similar Y2K related activities at its joint venture operations where it is not the operator, and it is not aware of any Y2K compliance issues.

         Homestake's management information systems and operations staff will monitor critical operations during certain key Y2K rollover dates December 31, 1999 - January 1, 2000, February 28-29, 2000, and December 31, 2000 - January 1, 2001.

         The Company has not established systems to track Y2K related costs directly. Total Y2K program expenditures, which are composed primarily of internal payroll costs and external consulting fees, are expected to total approximately $1.5 million. The majority of these costs have been incurred by September 30, 1999.

             Homestake Mining Company and Subsidiaries



         Although Homestake believes that its program will adequately address Y2K issues and prevent significant business disruptions, there can be no assurances that compliance-related failures will not occur. Such failures, including Y2K related microprocessor problems that are not identified or remedied or the compliance-related failure of a material supplier (such as suppliers of power or water) could result in production disruptions and temporary delays in Homestake's ability to generate cash flow from its operations. These disclosures are based on Homestake's current expectations, estimates and projections. Because of uncertainties, the actual effects of the Y2K issues on Homestake may be different from the Company's current assessment. Factors, many of which are outside the control of the Company, that could affect Homestake's ability to be Y2K compliant by the end of 1999 include the failure of customers, suppliers, governmental entities and others to achieve compliance, and Homestake's inability or failure to identify all critical Y2K issues or to develop appropriate contingency plans for all Y2K issues that ultimately may arise.



Part II - OTHER INFORMATION

Item 1. - Legal Proceedings

         See Note 9 to the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q regarding settlement of claims and counterclaims on the Whitewood Creek litigation.

         In October 1997, HCI and Prime entered into an agreement with Inmet Mining Corporation ("Inmet") to purchase the Troilus mine in Quebec for $110 million plus working capital. In December 1997, HCI and Prime terminated the agreement after determining that, on the basis of due diligence studies, conditions to closing the arrangement would not be satisfied. On February 23, 1998, Inmet filed suit against Prime and HCI in the British Columbia Supreme Court, disputing the termination of the agreement, and alleging that Prime and HCI had breached the agreement. Inmet seeks specific performance or, in the alternative, equitable damages. Homestake believes that the agreement with Inmet was terminated properly and that the action by Inmet is without merit. Homestake intends to defend this action vigorously. Discovery is continuing and trial is scheduled for January 2001.


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

             Homestake Mining Company and Subsidiaries


         factors and assumptions that could cause actual results to differ materially from expected results are discussed below. Those listed are not exclusive.

         Estimates of reserves and future production for particular properties and for the Company as a whole are derived from annual mine plans that have been developed based on mining experience, assumptions regarding ground conditions and physical characteristics of ore (such as hardness and metallurgical characteristics), expected rates and costs of production, and estimated future sales prices. Actual production may vary for a variety of reasons, such as the factors described above, ore mined varying from estimates of grade and metallurgical and other characteristics, mining dilution, actions by labor, and government imposed restrictions. Estimates of production from properties and facilities not yet in production are based on similar factors but there is a greater likelihood that actual results will vary from estimates due to a lack of actual experience. Cash cost estimates are based on such things as past experience, reserve and production estimates, anticipated mining conditions, estimated costs of materials, supplies and utilities, and estimated exchange rates. Noncash cost estimates are based on total capital costs and reserve estimates, changes based on actual amounts of unamortized capital, changes in reserve estimates, and changes in estimates of final reclamation. Estimates of future capital costs are based on a variety of factors and include past operating experience, estimated levels of future production, estimates by and contract terms with third-party suppliers, expectations as to government and legal requirements, feasibility reports by Company personnel and outside consultants, and other factors. Capital cost estimates for new projects are subject to greater uncertainties than additional capital costs for existing operations. Estimated time for completion of capital projects is based on such factors as the Company's experience in completing capital projects, and estimates provided by and contract terms with contractors, engineers, suppliers and others involved in design and construction of projects. Estimates reflect assumptions about factors beyond the Company's control, such as the time government agencies take in processing applications, issuing permits and otherwise completing processes required under applicable laws and regulations. Actual time to completion can vary significantly from estimates.

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


Item 6.

(a)  Exhibits                                                        Method of Filing

     11    Computation of Earnings Per Share                         Filed herewith
                                                                       electronically

     27    Financial Data Schedule - September 30, 1999              Filed herewith
                                                                       electronically

             Homestake Mining Company and Subsidiaries



(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended September 30, 1999.

             Homestake Mining Company and Subsidiaries


                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.









                                                HOMESTAKE MINING COMPANY







Date:  November 11, 1999                      By /s/ David W. Peat
       -----------------                        -----------------
                                                David W. Peat
                                                Vice President, Finance and
                                                Chief Financial Officer
                                                (Principal Financial Officer)






Date:  November 11, 1999                     By /s/ James B. Hannan
       -----------------                        -------------------
                                                James B. Hannan
                                                Vice President and Controller
                                               (Principal Accounting Officer)