Form 10-Q/A
period 1999-06-30
HOMESTAKE MINING CO /DE/
filed 1999-11-17
CIK 743872

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                  FORM 10-Q/A

                               (Amendment No. 1)



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



                                   Form 10-Q/A
                                 Amendment No. 1

The undersigned registrant hereby amends its quarterly report on Form 10-Q for the quarterly period ended June 30, 1999 to revise Note 10 (entitled Homestake Canada Inc. "HCI") to the condensed consolidated financial statements. On April 29, 1999 Homestake Mining Company acquired Argentina Gold in a business combination accounted for as a pooling of interests and transferred its investment in Argentina Gold to HCI in exchange for an intercompany note. Note 10 to the condensed consolidated financial statements has been revised to reflect the difference between the historical cost basis and fair value of the equity of Argentina Gold at the date of transfer as a reduction to HCI's shareholders' equity. A revised Item 1, Financial Statements, of Part I of the Form 10-Q is hereby submitted in its entirety.

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

10.  Homestake Canada Inc. ("HCI")

     On December 3, 1998  Homestake  completed the  acquisition  of the 49.4% of
     Prime Resources Group Inc. ("Prime") it did not already own. The acquisition was accounted for as a purchase. Under the Plan of Arrangement, Prime shareholders had the option of receiving 0.74 of a Homestake common share or 0.74 of an HCI exchangeable share for each Prime share. Each HCI exchangeable share is exchangeable for one Homestake common share at any time at the option of the holder and has essentially the same voting, dividend (payable in Canadian dollars), and other rights as a Homestake common share. A share of special voting stock was issued to Montreal Trust Company of Canada, in trust for the holders of the HCI exchangeable shares, and provides the mechanism for holders of HCI exchangeable shares to receive voting rights in Homestake. Homestake owns all of HCI's common shares outstanding. At June 30, 1999, approximately 7 million HCI exchangeable shares outstanding were held by the public.

     On April 29, 1999, Homestake Mining Company issued common stock in exchange for the common stock of Argentina Gold, a publicly-traded Canadian exploration company, in a business combination accounted for as a pooling of interests. The investment in Argentina Gold was then transferred to HCI in exchange for a Canadian dollar-denominated intercompany note payable by HCI to its parent company of approximately C$282 million (US$191 million). In accordance with United States generally accepted accounting principles, the assets, liabilities and shareholders' equity of Argentina Gold have been recorded in HCI's financial statements at the historical cost basis to the parent company. The difference between the historical cost basis of Argentina Gold shareholders' equity and its fair value at the date of transfer has been recorded as a reduction to HCI's shareholders' equity.

                  Homestake Mining Company and Subsidiaries


     Summarized consolidated financial information for HCI, including Argentina Gold for all periods presented, is as follows:

                                                 June 30,          December 31,
                                                   1999                1998
                                               -------------       -------------
Current assets                                     $ 51,367           $ 151,593
Noncurrent assets                                   523,735             526,463
                                               -------------       -------------
      Total Assets                                $ 575,102           $ 678,056
                                               =============       =============

Notes payable to the Company                      $ 323,922           $ 144,002
Other current liabilities                            21,772              41,839
Long-term debt                                      101,902                   -
Other long-term liabilities                          14,621              15,882
Deferred income and mining taxes                    209,702             193,074
Redeemable preferred stock
      held by the Company                                 -              36,167
Shareholders' equity:
      HCI shareholders' equity                       94,055             247,092
      Adustment to conform to the
           Company's accounting basis              (190,872)                  -
                                               -------------       -------------
      Total Liabilities and
          Shareholders' Equity                    $ 575,102           $ 678,056
                                               =============       =============


                                         Three Months Ended                         Six Months Ended
                                               June 30,                                  June 30,
                               ----------------------------------        ----------------------------------
                                      1999               1998                   1999               1998
                               ---------------     --------------        ---------------    ---------------

Total revenues                       $ 68,032           $ 51,674              $ 126,031          $ 113,792
Costs and expenses                     64,079             54,376                113,778             97,164
                               ---------------     --------------        ---------------    ---------------
Income (loss) before taxes
   and minority interests             $ 3,953           $ (2,702)              $ 12,253           $ 16,628
                               ===============     ==============        ===============    ===============

Net loss                             $ (1,559)         $ (10,841)                $ (755)          $ (6,937)
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







Date:  November 16, 1999                       By /s/ David W. Peat
       ---------------                          -----------------
                                                David W. Peat
                                                Vice President, Finance and
                                                Chief Financial Officer





Date:  November 16, 1999                       By /s/ James B. Hannan
       ---------------                          -------------------
                                                James B. Hannan
                                                Vice President and Controller
                                                (Chief Accounting Officer)