Form 10-K
period 1999-12-31
HOMESTAKE MINING CO /DE/
filed 2000-03-27
CIK 743872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
       (Mark One)
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1999
                                 OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ______ to ______

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
Yes X  No
    --   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock* held by non-affiliates of the registrant was approximately $1,412,000,000 as of March 6, 2000.

The number of shares of common stock outstanding as of March 6, 2000 was 260,475,201.*

  * Includes 6,646,998 Homestake Canada Inc. exchangeable shares that may be exchanged at any time for Homestake common stock on a one-to-one basis.

                      Documents Incorporated by Reference:

Specified sections of Homestake Mining Company's 1999 Annual Report to Shareholders, as described herein, are incorporated by reference in Parts I and II of this Form 10-K. The definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, is incorporated by reference in Part III of this Form 10-K.

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES

                                     PART I

                               ITEM - 1  BUSINESS

                                  INTRODUCTION

     Homestake Mining Company ("Homestake" or "the Company") is a Delaware corporation incorporated in 1983 as the parent holding company of Homestake Mining Company of California ("Homestake California"), which has been engaged in the gold mining business since 1877. Homestake California was founded to develop the Homestake mine discovered in the Black Hills of the Dakota Territory in 1876. Homestake is one of the largest North American-based gold mining companies with current annual production of approximately 2.4 million gold equivalent ounces and reserves of approximately 18.8 million gold ounces and 110 million silver ounces at December 31, 1999. Homestake's operations include mineral exploration, extraction, processing, refining and reclamation. Gold bullion is Homestake's principal product. Ore and concentrates containing gold and silver from the Eskay Creek mine are sold directly to smelters. Homestake has significant operations in the United States, Canada and Australia.
Homestake also has operations in Chile. Homestake is engaged in active exploration projects in the United States, Canada, Australia, Argentina, Chile and the Andean region of South America.

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

     In 1992, Homestake acquired International Corona Corporation, a large Canadian gold producer, subsequently renamed Homestake Canada Inc. ("HCI"). As a result of that transaction, Homestake acquired its 50% interests in the Williams and David Bell mines and also acquired interests in Prime Resources Group Inc. ("Prime") and Stikine Resources Limited ("Stikine"), the then owners of the Eskay Creek property. Prime and Stikine were subsequently combined and, through HCI, Homestake owned 50.6% of Prime. In 1998, Homestake acquired the 49.4% of the Prime shares held by the public and Prime was amalgamated with HCI.

     In 1998, Homestake acquired Plutonic Resources Limited ("Plutonic"), subsequently renamed Homestake Mining Company (Australia) Limited, the third largest Australian gold mining company. As a result of that transaction, Homestake acquired five operating mines in Western Australia and a large number of exploration tenement holdings, principally in Western Australia.

     In April 1999, Homestake acquired Argentina Gold Corporation ("Argentina Gold") (see "Significant 1999 and 2000 Developments" below).

                    SIGNIFICANT 1999 AND 2000 DEVELOPMENTS

     In January 1999, Homestake announced that due to continuing low gold prices and ongoing production shortfalls, the Pinson mine would be shut down.
Homestake and its joint-venture partner Barrick Gold Corporation ("Barrick") are continuing exploration activities within the Pinson minesite and adjoining area.

     On April 29, 1999, Homestake completed the acquisition of Argentina Gold Corp., a publicly-traded Canadian gold exploration company. Homestake issued
20.9 million common shares to acquire all of the shares of Argentina Gold not owned by Homestake. The transaction has been accounted for as a pooling of interests and accordingly, Homestake's consolidated financial statements include Argentina Gold for all periods presented. Argentina Gold's principal asset is its 60% interest in the Veladero property located in northwest Argentina along the El Indio gold belt.

     In July 1999, the Company closed out US dollar denominated forward sales contracts covering 245,000 ounces of gold maturing in the years 2001, 2002 and 2003. The pretax gain of $35 million realized as a result of this transaction has been deferred and will be recorded in income as the originally designated production is sold.

     In September 1999, Homestake settled natural resource damage claims relating to tailings material discharged into Whitewood Creek in South Dakota prior to 1997. Under the terms of the settlement, Homestake agreed to pay $5 million in cash, purchase for $300,000 up to 3,300 acres of land owned by the United States Bureau of Land Management, donate 400 acres of Black Hills land and relinquish certain water rights upon closure of the Homestake mine. The cost of this settlement was recorded in 1998.

     During the third quarter of 1999, Homestake and Normandy Mining Limited began transitioning from contractor mining to owner mining at the Super Pit operations at Kalgoorlie. Homestake's share of equipment purchases (financed under capital leases) for the mining fleet totaled $23 million in 1999 and an additional $5.1 million is expected to be expended in 2000. Homestake expects Super Pit cash operating costs to be significantly reduced after the transition is complete in early 2000.

     In the fall of 1999, Homestake exercised its right under the sulfur joint operating agreement to not take and not pay for its share of the sulfur production in the year 2000. In December 1999, the operator, Freeport-McMoRan Sulphur LLC ("FMS") denied that Homestake had the right to make the election and that Homestake had made the election on a timely basis. Homestake filed suit in Delaware seeking a declaratory judgement affirming that it had the right to make the election and that it had made the election on a timely basis. Subsequently, FMS has refused to pay to Homestake amounts due to it, including amounts due under the oil and gas operating agreement, contending that it has a right to offset those amounts against amounts it claims to be due under the sulfur operating agreement. Homestake has amended its complaint in Delaware seeking damages against FMS for failing to pay the amounts due. FMS has filed its answer disputing Homestake's contention and also seeking declaratory relief and damages.

     In January 2000, FMS announced that it had reduced its proved sulfur reserves at year end 1999 to 13.7 million long tons, compared to 52.4 million long tons at December 31, 1998. In its announcement, FMS stated that "Although our estimate of physically producible sulfur has not changed, we have reduced our estimates of commercially recoverable reserves primarily based on our expectations of decreased production rates at the mine, partially offset by anticipated decreases in costs. These factors have also caused us to reduce the expected useful life of the mine from 30 years to 10 years, which will result in an increase in abandonment and reclamation accruals by approximately $3.0 million per year. The price of sulfur is a critical factor in the determination of commercially recoverable reserves. A future increase in sulfur prices could result in a restoration of the reserves being reduced at year-end 1999." Based on the foregoing announcement, Homestake has reduced its share of reserves at the mine to 2.3 million tons as of December 31, 1999.

     In December 1999, the Australian Government enacted certain significant changes to the structure of taxation in Australia. These changes, which include reduced corporate tax rates and alterations to the rules that govern the determination of taxable income, resulted in a tax benefit of $1.8 million in the 1999 fourth quarter. This benefit reflects a reduction in the Company's net Australian deferred tax liabilities.

     During 1999, the Company recorded write-downs and unusual charges amounting to $20.4 million, including $10 million to write-off an exploration property, $1.7 million to write-down the carrying value of certain redundant equipment at the Kalgoorlie operations, $5.2 million to increase the estimated reclamation liability for certain non-operating properties in Western Australia, and $3.5 million to write-down an investment in an exploration joint venture in Eastern Europe.

     On March 7, 2000, the Company announced that the mineralized material at its 60%-owned Veladero project in northwestern Argentina had increased to 220.6 million tons at an average grade of 0.035 ounces of gold and 0.668 ounces of silver per ton. The increase is based on information compiled from 87 additional holes drilled from June 1999 in the Amable and Filo Federico deposits, as well as step-out holes drilled north and east of Amable and southeast of Filo Federico.


                               GLOSSARY OF TERMS

     See "GLOSSARY AND INFORMATION ON RESERVES" beginning on page 40 for definitions of terms used in the following discussion.


                                GOLD OPERATIONS

     The following tables present a statistical summary of the Company's gold operations for 1999 and 1998.

                                                                                 PRODUCTION
                                              ----------------------------------------------------------------------------
                    Homestake's                               100 % Basis                          Homestake's      Cash
                      Share %                    Tons         Grade                                Share/2/ of      Cost
                                               Processed     (Ounces               Production      Production      per Ton
          Mine                        Year      (000's)      per ton)   Recovery %  (Ounces)        (Ounces)      (Dollars)
---------------------------------------------------------------------------------------------------------------------------
United States
Homestake                      100%   1999       1,249        0.171         100%     212,700          212,700       44.48
                                      1998       2,075        0.141          95%     277,401          277,401       33.42
-------------------------------------------------------------------------------------------------------------------------
Ruby Hill                      100%   1999       1,222        0.115          88%     123,791          123,791       12.26
                                      1998       1,324        0.098          90%     116,500          116,500       11.42
-------------------------------------------------------------------------------------------------------------------------
McLaughlin                     100%   1999       2,834        0.070          61%     121,487          121,487       11.76
                                      1998       2,839        0.077          58%     128,680          128,680       10.32
-------------------------------------------------------------------------------------------------------------------------
Round Mountain                  25%   1999      52,908        0.017                  541,808          135,452        2.11
                                      1998      46,510        0.016                  510,502          127,625        2.53
-------------------------------------------------------------------------------------------------------------------------
Marigold                        33%   1999       3,549        0.026                   74,220           24,740        4.47
                                      1998       3,215        0.027                   71,936           23,979        5.26
-------------------------------------------------------------------------------------------------------------------------
Total United States/6/                1999                                                            624,158
                                      1998                                                            691,472
-------------------------------------------------------------------------------------------------------------------------
Canada
Eskay Creek/3,4/               100%   1999         193        3.138          95%     558,413          558,413      199.83
                                      1998         162        3.195          95%     504,780          277,724      218.45
-------------------------------------------------------------------------------------------------------------------------
Hemlo District
   Williams                     50%   1999       2,681        0.166          95%     423,645          211,823       31.80
                                      1998       2,720        0.152          95%     390,440          195,220       31.25
-------------------------------------------------------------------------------------------------------------------------
   David Bell/5/                50%   1999         489        0.346          95%     210,423           93,380       63.74
                                      1998         469        0.355          96%     204,996           91,167       67.97
-------------------------------------------------------------------------------------------------------------------------
Hemlo District Total                  1999       3,170        0.194                  634,068          305,203
                                      1998       3,189        0.182                  595,436          286.387
-------------------------------------------------------------------------------------------------------------------------
Total Canada/7/                       1999                                                            905,899
                                      1998                                                            616,998
-------------------------------------------------------------------------------------------------------------------------
Australia
Kalgoorlie                      50%   1999      11,670        0.070          88%     720,121          360,061       14.54
                                      1998      12,472        0.071          89%     780,372          390,186       14.46
-------------------------------------------------------------------------------------------------------------------------
Yilgarn District
   Plutonic                    100%   1999       3,344        0.082          86%     236,453          236,453       10.94
                                      1998       3,249        0.089          89%     255,456          255,456       17.37
-------------------------------------------------------------------------------------------------------------------------
   Darlot                      100%   1999         760        0.156          96%     113,140          113,140       29.95
                                      1998         738        0.111          95%      77,502           77,502       26.23
-------------------------------------------------------------------------------------------------------------------------
   Lawlers                     100%   1999         669        0.166          95%     104,317          104,317       29.93
                                      1998         630        0.208          96%     126,403          126,403       36.27
-------------------------------------------------------------------------------------------------------------------------
Yilgarn District Total         100%   1999       4,773        0.106                  453,910          453,910
                                      1998       4,617        0.109                  459,361          459,361
-------------------------------------------------------------------------------------------------------------------------
Total Australia/8/                    1999                                                            835,494
                                      1998                                                            925,700
-------------------------------------------------------------------------------------------------------------------------
Chile
Agua de la Falda                51%   1999         318        0.239          63%      47,860           24,409       28.80
                                      1998         309        0.216          72%      47,292           24,119       30.76
-------------------------------------------------------------------------------------------------------------------------
Jeronimo                        51%   1999
                                      1998
-------------------------------------------------------------------------------------------------------------------------
Argentina
Veladero                        60%   1999
                                      1998
-------------------------------------------------------------------------------------------------------------------------
Totals
                                      1999                                                          2,389,960
                                      1998                                                          2,258,289
-------------------------------------------------------------------------------------------------------------------------
Eskay Creek - Silver
                               100%   1999
                                      1998
-------------------------------------------------------------------------------------------------------------------------
Veladero - Silver
                                60%   1999
                                      1998
-------------------------------------------------------------------------------------------------------------------------

                                                ------------------------------
                                                    Total          Total
                                                    Cash         Production
                                                    Cost           Costs
                                                 per Ounce/1/   per Ounce/1/
                                                  (Dollars)       (Dollars)
-----------------------------------------------------------------------------
United States
Homestake                      100%   1999         $261           $278
                                      1998          249            295
-----------------------------------------------------------------------------
Ruby Hill                      100%   1999          104            240
                                      1998          122            241
-----------------------------------------------------------------------------
McLaughlin                     100%   1999          223            337
                                      1998          219            346
-----------------------------------------------------------------------------
Round Mountain                  25%   1999          198            268
                                      1998          220            276
-----------------------------------------------------------------------------
Marigold                        33%   1999          207            248
                                      1998          235            265
-----------------------------------------------------------------------------
Total United States/6/                1999          207            278
                                      1998          221            295
-----------------------------------------------------------------------------
Canada
Eskay Creek/3,4/                100%  1999          131            202
                                      1998          133            169
-----------------------------------------------------------------------------
Hemlo District
   Williams                     50%   1999          201            235
                                      1998          217            254
-----------------------------------------------------------------------------
   David Bell5                  50%   1999          187            222
                                      1998          195            231
-----------------------------------------------------------------------------
Hemlo District Total                  1999          197            231
                                      1998          210            247
-----------------------------------------------------------------------------
Total Canada/7/                       1999          157            212
                                      1998          166            214
-----------------------------------------------------------------------------
Australia
Kalgoorlie                      50%   1999          235            276
                                      1998          229            278
-----------------------------------------------------------------------------
Yilgarn District
   Plutonic                    100%   1999          221            262
                                      1998          226            292
-----------------------------------------------------------------------------
   Darlot                      100%   1999          198            236
                                      1998          250            282
-----------------------------------------------------------------------------
   Lawlers                     100%   1999          189            214
                                      1998          181            206
-----------------------------------------------------------------------------
Yilgarn District Total         100%   1999          208            244
                                      1998          218            266
-----------------------------------------------------------------------------
Total Australia/8/                    1999          219            257
                                      1998          224            271
-----------------------------------------------------------------------------
Chile
Agua de la Falda                51%   1999          189            278
                                      1998          198            287
-----------------------------------------------------------------------------
Jeronimo                        51%   1999
                                      1998
-----------------------------------------------------------------------------
Argentina
Veladero                        60%   1999
                                      1998
-----------------------------------------------------------------------------
Totals
                                      1999          192            246
                                      1998          209            265
-----------------------------------------------------------------------------
Eskay Creek - Silver
                               100%   1999
                                      1998
-----------------------------------------------------------------------------
Veladero - Silver
                                60%   1999
                                      1998
-----------------------------------------------------------------------------

                                                                     RESERVES/(a)/                   MINERALIZED/(b)/
                                                                                                        MATERIAL
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Homestake's
                                                           100 % Basis                    Share of           100 % Basis
                                                              Grade       Contained       Contained                    Grade
                                             Tons            (Ounces       Ounces          Ounces          Tons        (Ounces
                                            (000's)          per ton)      (000's)         (000's)        (000's)      per ton)
------------------------------------------------------------------------------------------------------------------------------------
United States
Homestake                      100%   1999     7,911         0.228           1,802          1,802         14,229         0.250
                                      1998    11,118         0.216           2,401          2,401         12,113         0.259
------------------------------------------------------------------------------------------------------------------------------------
Ruby Hill                      100%   1999     3,773         0.110             417            417          7,325         0.072
                                      1998     5,082         0.109             553            553          7,325         0.072
------------------------------------------------------------------------------------------------------------------------------------
McLaughlin                     100%   1999     7,825         0.056             438            438             --            --
                                      1998    10,934         0.057             626            626             --            --
------------------------------------------------------------------------------------------------------------------------------------
Round Mountain                  25%   1999   320,062         0.018           5,875          1,469        126,244         0.016
                                      1998   358,597         0.018           6,375          1,594        108,285         0.018
------------------------------------------------------------------------------------------------------------------------------------
Marigold                        33%   1999    19,090         0.032             613            204             --            --
                                      1998    19,120         0.033             639            213             --            --
------------------------------------------------------------------------------------------------------------------------------------
Total United States/6/                1999                                                  4,330
                                      1998                                                  5,387
------------------------------------------------------------------------------------------------------------------------------------
Canada
Eskay Creek 3,4                100%   1999     1,610         1.496           2,409          2,409            499         0.435
                                      1998     1,552         1.683           2,611          2,611            467         0.448
------------------------------------------------------------------------------------------------------------------------------------
Hemlo District
   Williams                     50%   1999    27,992         0.144           4,028          2,014          8,171         0.118
                                      1998    29,952         0.148           4,431          2,216          8,154         0.118
------------------------------------------------------------------------------------------------------------------------------------
   David Bell/5/                50%   1999     4,657         0.316           1,472            711            645         0.109
                                      1998     5,013         0.298           1,495            711            645         0.109
------------------------------------------------------------------------------------------------------------------------------------
Hemlo District Total                  1999    32,649                         5,500          2,725          8,816         0.117
                                      1998    34,965                         5,926          2,927          8,799         0.117
------------------------------------------------------------------------------------------------------------------------------------
Total Canada/7/                       1999                                                  5,134
                                      1998                                                  5,582
------------------------------------------------------------------------------------------------------------------------------------
Australia
Kalgoorlie                      50%   1999   203,046         0.067          13,530          6,765        208,250         0.076
                                      1998   170,600         0.067          11,440          5,720        240,210         0.075
------------------------------------------------------------------------------------------------------------------------------------
Yilgarn District
   Plutonic                    100%   1999     7,985         0.107             854            854         18,720         0.177
                                      1998     9,281         0.073             677            677         23,188         0.181
------------------------------------------------------------------------------------------------------------------------------------
   Darlot                      100%   1999     8,660         0.148           1,280          1,280          3,424         0.112
                                      1998     9,022         0.154           1,393          1,393          4,090         0.130
------------------------------------------------------------------------------------------------------------------------------------
   Lawlers                     100%   1999     2,331         0.152             355            355          3,530         0.124
                                      1998     1,020         0.117             119            119          3,705         0.145
------------------------------------------------------------------------------------------------------------------------------------
Yilgarn District Total         100%   1999    18,976         0.131           2,489          2,489         25,674         0.161
                                      1998    19,323         0.113           2,189          2,189         30,983         0.170
------------------------------------------------------------------------------------------------------------------------------------
Total Australia/8/                    1999                                                  9,254
                                      1998                                                  7,928
------------------------------------------------------------------------------------------------------------------------------------
Chile
Agua de la Falda                51%   1999       525         0.180              95             48            145         0.151
                                      1998       670         0.185             124             63             --            --
------------------------------------------------------------------------------------------------------------------------------------
Jeronimo                        51%   1999                                                                16,595         0.169
                                      1998                                                                16,595         0.169
------------------------------------------------------------------------------------------------------------------------------------
Argentina
Veladero                        60%   1999                                                               147,500         0.038
                                      1998
------------------------------------------------------------------------------------------------------------------------------------
Totals
                                      1999                                                 18,765
                                      1998                                                 18,960
------------------------------------------------------------------------------------------------------------------------------------
Eskay Creek - Silver
                               100%   1999     1,610        68.300         110,000        110,000            499        12.100
                                      1998     1,552        72.700         112,816        112,816            467        11.700
------------------------------------------------------------------------------------------------------------------------------------
Veladero - Silver
                                60%   1999                                                               147,500         0.680
                                      1998
------------------------------------------------------------------------------------------------------------------------------------

Notes:
/1/ Homestake reports per ounce production costs in accordance with the "Gold Institute Production Cost Standard."

/2/  Homestake's share of production is shown net of minority interests.

/3/ The Eskay Creek mine was owned 100% by Prime Resources Group Inc. ("Prime"). On December 3, 1998 Homestake acquired the 49.4% of Prime which it did not already own and subsequently, Prime was amalgamated with Homestake Canada Inc. The production amounts shown are Homestake's share excluding the minority interests' share of production. Production amounts include ounces payable in ore and concentrates sold to smelters.

/4/ Gold and silver are accounted for as co-products at Eskay Creek. Silver production is converted into gold equivalent using the ratio of the gold market price to the silver market price. For the years ended December 31, 1999 and 1998, the ratio was 52.7 and 52.6 ounces of silver equals one ounce of gold, respectively. Reserves and mineralized material relate to gold only. Silver reserves and mineralized material are shown at the bottom of the chart.

/5/ The 100% production and Homestake's share of gold production amounts include 45,325 ounces and 11,331 ounces, respectively, from the Quarter Claim in both 1999 and 1998. Reserves include a 25% net profits interest in the Quarter Claim.

/6/ Includes 5,988 ounces and 17,287 ounces of gold produced at the Pinson mine in Nevada during 1999 and 1998, respectively.

/7/ Includes 42,283 ounces and 52,887 ounces of gold produced at the Snip mine in British Columbia, Canada during 1999 and 1998, respectively, and 44,000 ounces of gold contained in reserves at the Snip mine for the year ended December 31, 1998.

/8/ Includes 21,523 ounces and 23,803 ounces of gold produced at the Peak Hill mine in Western Australia during 1999 and 1998, respectively, 52,350 ounces of gold produced at the Mt. Morgans mine in Western Australia during 1998, 19,000 ounces of gold contained in reserves at the Peak Hill mine for the year ended December 31, 1998.

Definitions:

/a/ A proven and probable reserve is that part of a mineral deposit which could be extracted or produced economically and legally at the time of the reserve determination.

/b/ Mineralized material is gold-bearing material that has been physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation. While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material has established geologic continuity, but cannot be classified in the reserves category until final technical, economic and legal factors have been determined and the project containing the material has been approved for development.

UNITED STATES

     Homestake conducts operations at the Homestake mine in the Black Hills of South Dakota, at the Ruby Hill mine in north central Nevada, and at the McLaughlin mine in northern California. In addition, Homestake owns a 25% interest in the Round Mountain mine and a 33.3% interest in the Marigold mine, each of which is located in central Nevada. The Company's principal exploration office is in Reno, Nevada.

Homestake Mine
--------------

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

     The Homestake mine is comprised of underground mining operations, an ore processing plant, a wastewater treatment plant, and tailings disposal facilities. Open-pit (the "Open Cut") mining was completed in September 1998 and the processing of Open Cut stockpiles was completed during the fourth quarter of 1999.

     The underground mine is serviced by two 5,000-foot vertical shafts from the surface connecting with internal shafts which provide hoisting and services to the 8,000-foot level. Ore from underground is hoisted to the surface, crushed and transported to the nearby processing plant. The 7,400 tons-per-day ("TPD") capacity processing plant recovers gold through a combination of gravity, carbon-in-pulp ("CIP") and vat leaching processes. Recycled process water is pumped through a series of carbon columns to recover residual gold in solution. Recovered gold is smelted onsite into dore and shipped to an outside refinery for processing into bullion. Process tails are used for underground fill or are deposited in a tailings impoundment facility three miles from the plant.

     As underground mining has progressed into the lower levels of the Homestake mine, the remaining higher-grade ore deposits have become narrower, less continuous and more difficult to mine, resulting in higher costs. To reduce operating costs, in 1998 the Company completed a restructuring of the underground operations that included a workforce reduction of 450 employees, closing parts of the mine and concentrating on substantially fewer production levels. In 1999, the Company completed additional optimization studies focused on reducing continuing infrastructure and other operating costs. As a result, an updated mine plan reflecting a gradual retreat of underground mining to levels above the 4,850-foot level was developed. The current long-term mine plan contemplates annual gold production of 170,000 to 200,000 ounces of gold.

     Capital expenditures during 2000 are expected to total $7.6 million. Capital expenditures during 1999 totaled $11.2 million, including $4.5 million for the purchase of new mobile equipment for the underground mining operations. The remaining capital primarily was for completion of a tailings dam lift and electrical upgrades. The final phase of a major tailings dam lift expansion, completed in the fourth quarter of 1999, will provide tailings storage capacity sufficient to hold projected mining activity for approximately 5 years. Facilities and equipment at this operation generally are in good operating condition, but the basic mine and major facilities have been in service for many years and are less efficient than mines and facilities developed more recently.

     Untreated water for use in the mine's facilities is obtained from local watersheds under Homestake mine water rights and potable water is purchased from the Lead-Deadwood Sanitation District. Approximately 70% of electric power consumption is purchased under contract from Black Hills Corporation and the remainder is provided by Homestake-owned hydroelectric facilities.

     Hourly employees at the Homestake mine are represented by the United Steel Workers of America. The current five-year contract expires in May 2003.

     During 1999, a Homestake employee responsible for certain environmental monitoring and reporting failed to conduct required sampling and failed to file reports, or filed reports with incorrect information. The employee was suspended and later terminated after the Company discovered the matter. The Company believes that the failure involved only sampling and reporting and that there were no resulting permit exceedences. The Company is cooperating with Federal and State environmental authorities in investigation of the matter. With this exception, the Company believes that during 1999, it operated in compliance with its environmental permits.

     No royalties are payable on production from the Homestake mine. The state of South Dakota imposes a severance tax of 10% of net profits from the sale of gold produced in the state, plus $4 per ounce of gold sold when the price of gold is $499 per ounce or less, increasing by $1 per ounce for each $100 increment or part thereof in excess of $499 per ounce.

                                    Geology

     The Homestake mine is the largest known iron formation hosted gold deposit. In its 124-year life, the mine has produced in excess of 40 million ounces of gold. The Homestake gold deposit is Proterozoic in age (approximately 1.9 billion years). Mineralization generally is stratabound within the Homestake Formation, which is a quartz-veined, sulfide-rich sedimentary sequence that has been intensely deformed by tight folding, faulting, and shearing. Ten southeast-plunging fold structures, locally called ledges, have produced gold ore over a vertical extent of more than 8,000 feet.

                   Year-end Proven and Probable Ore Reserves

                                                       1999           1998
                                                       -----         ------
         Underground:
              Tons of ore (000)                       7,911         10,528
              Ounces of gold per ton                  0.228          0.224
              Contained ounces of gold (000)          1,802          2,360

         Open Cut:
              Tons of ore (000)                           -            590
              Ounces of gold per ton                      -          0.070
              Contained ounces of gold (000)              -             41

         Total:
              Tons of ore (000)                       7,911         11,118
              Ounces of gold per ton                  0.228          0.216
              Contained ounces of gold (000)          1,802          2,401

                                Operating Data

                                                       1999           1998
                                                       ----           ----
         Production Statistics:
              Tons of ore mined (000):
                   Underground                          821            495
                   Open Cut                               -            691
         Ore grade mined (oz. gold/ton):
                   Underground                        0.226          0.221
                   Open Cut                               -          0.124
         Open Cut stripping ratio (waste:ore)             -          1.5:1
         Tons of ore milled (000)                     1,249          2,075
         Mill feed ore grade (oz. gold/ton)           0.171          0.141
         Mill recovery (%)                               93             95
         Gold recovered (000 ozs.)                      213            277

         Cost per Ounce of Gold Produced:
              Cash operating costs                      $256          $244
              Other cash costs                             5             5
              Noncash costs                               17            46
                                                      ------         -----
              Total production costs                    $278          $295

     In addition to depletion from mining during 1999, proven and probable ore reserves at the Homestake mine were reduced by 1.9 million tons containing an estimated 386,000 ounces of gold. The reduction reflects the removal of certain remote ore blocks and is consistent with the updated mining plan.

Ruby Hill Mine
--------------

     The Ruby Hill mine is located one mile northwest of Eureka, Nevada. The Ruby Hill mine commenced operations on January 1, 1998 and is 100% owned by Homestake. Access to the property is by a 1.2-mile gravel road from U.S. Highway 50.

     The Ruby Hill properties consist of approximately 24,831 acres, of which 23,386 acres are unpatented mining claims and 1,445 acres are privately owned.

     The operation utilizes conventional open-pit mining methods and heap leaching. High-grade ore is ground in a 900 TPD ball mill, leached and filtered, and then combined with crushed low-grade ore in a rotating agglomeration drum prior to being placed on an impermeable leach pad. Leaching occurs year round by applying a dilute cyanide solution to the ore to dissolve gold. The gold laden solution is collected and pumped to recovery plants where gold is recovered from solution through a carbon circuit. The recovered gold is smelted onsite into dore and shipped to an outside refinery for processing into bullion.

     Water is obtained from on-site wells and power is purchased from Mount Wheeler Power Company.

     During 1999, the mine operated in compliance with all of its environmental permits.

     A production royalty of 3% of net smelter returns is payable on cumulative life-of-mine production over 500,000 ounces of gold.

                                    Geology

     The West Archimedes gold mineralization is hosted primarily within brecciated jasperoid and decalcified limestones of the uppermost Goodwin and Antelope Valley units of the Ordovician Pogonip Group. The micron-size gold is finely disseminated and the orebody is entirely oxidized. Exploration and delineation drilling are continuing on several surface targets within the Ruby Hill claim block.

                   Year-end Proven and Probable Ore Reserves

                                                   1999            1998
                                                  -----           -----
         Tons of ore (000)                        3,773           5,082
         Ounces of gold per ton                   0.110           0.109
         Contained ounces of gold (000)             417             553

                                          Operating Data

                                                   1999            1998
                                                  -----           -----
         Production Statistics:
              Tons of ore mined (000)             1,078           1,153
              Stripping ratio (waste:ore)         7.1:1           7.5:1
              Tons of ore leached (000)           1,222           1,324
              Ore grade leached (oz. gold/ton)    0.115           0.098
              Recovery (%)                           88              90
              Gold recovered (000 ozs.)             124             117

         Cost per Ounce of Gold Produced:
              Cash operating costs                 $ 97            $115
              Other cash costs                        7               7
              Noncash costs                         136             119
                                                   ----            ----
              Total production costs               $240            $241


McLaughlin Mine
---------------

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

     Mining was completed in June 1996 and ore now is sourced exclusively from lower-grade stockpiles, which were built up over the life of the mine. The autoclave and flotation circuits were decommissioned following the completion of processing of high-grade ores. Ore currently is processed through an 8,000 TPD ball mill, and pumped through a five mile slurry pipeline to the process plant consisting of a direct-cyanidation circuit utilizing cyanide leaching followed by CIP circuits, pressure stripping and electrowinning. Recovered gold is smelted onsite into dore and shipped to an outside refinery for processing into bullion. Process tails are deposited in a tailings impoundment facility adjacent to the process plant. The remaining capacity of the tailings impoundment is adequate to allow for the treatment of all stockpiled ore. Facilities are modern and in good operating condition.

     Gold production is expected to continue through approximately 2002 although at lower production levels and higher cash costs per ounce as the known higher-grade portions of the remaining stockpiles were depleted in late 1999.

     The majority of process water is recycled from the tailings pond. Additional water is obtained from the Company's reservoir in Yolo County, which has approximately four years of storage capacity. Electric power is purchased under interruptible tariff from Pacific Gas and Electric-Energy Services.

     During 1999, there was one tailings spill and one temporary lapse in routine air quality monitoring resulting from fire damage to a monitoring station. Both incidents were reported and no environmental impact resulted. No enforcement or regulatory actions are expected for either incident. Other than these issues, the mine operated in compliance with all permits in 1999.

     McLaughlin mine royalties are equivalent to approximately 2% of revenues.

                   Year-end Proven and Probable Ore Reserves

                                                          1999            1998
                                                         -----          ------
         Stockpiled:

              Tons of ore (000)                          7,825          10,934
              Ounces of gold per ton                     0.056           0.057
              Contained ounces of gold (000)               438             626

                               Operating Data

                                                          1999            1998
                                                         -----           -----
         Production Statistics:
              Tons of ore milled (000)                   2,834           2,839
              Mill feed ore grade (oz. gold/ton)         0.070           0.077
              Mill recovery (%)                             61              58
              Gold recovered (000 ozs.)                    121             129

         Cost per Ounce of Gold Produced:
              Cash operating costs                       $217             $213
              Other cash costs                              6                6
              Noncash costs                               114              127
                                                         ----             ----
              Total production costs                     $337             $346

Round Mountain Mine
-------------------

     The Round Mountain gold mine is an open-pit mining operation located 60 miles north of Tonopah in Nye County, Nevada. Homestake owns a 25% interest in the mine. Echo Bay Mines Ltd. owns a 50% interest and is the operator. The remaining 25% interest is owned by Case, Pomeroy & Company, Inc. The mine has been in operation since 1977.

     The Round Mountain property position consists of contiguous patented and unpatented mining claims covering approximately 27,500 acres. Patents have been filed for additional lode claims to cover all the current reserves in the ultimate pit. The issuance of the remaining patents is pending government review.

     The operation uses conventional open-pit mining methods and recovers gold using four independent processing operations. These include crushed ore leaching (reusable pad), run-of-mine ore leaching (dedicated pad), milling of higher-grade nonoxidized ore, and the gravity concentration circuit.

     Oxide ore above a cut-off grade of 0.018 ounce per ton is crushed to less than 3/4 inches at a rate of up to 30,000 tons per day and conveyed to two parallel 1.5 million square foot asphalt reusable leach pads. This ore is leached with a weak cyanide solution for approximately 100 days, rinsed, removed and placed on the dedicated leach pad and releached. In 1999, 16,000 TPD (18,950 TPD in 1998) were processed on the reusable heap leach pad. Reusable pad volumes vary with ore release, which is determined by the phases of the pit being mined.

     Lower grade oxide ore (above a cut-off grade of 0.006 ounce per ton) and ore removed from the reusable leach pad are transported directly to a dedicated run-of-mine leach pad at a rate which averaged 120,000 TPD in 1999 (101,900 TPD in 1998). Ore is placed in 50-foot thick layers for leaching. After completion of an initial leaching cycle of approximately 100 days, additional layers of ore are placed until the heap reaches an ultimate height of 300 feet. The dedicated leach pad is constructed in phases, as capacity is needed. The existing dedicated leach pad covers approximately 16.4 million square feet and has a capacity of approximately 131 million tons of ore. Current mining rates consume nearly three to four million square feet of dedicated leach pad per year.

     Construction of an 8,000 TPD mill to treat higher-grade nonoxide ore was completed in 1997. The mill recovers more than 87% of the gold contained in nonoxidized ores above a cut-off grade of 0.018 ounces per ton using gravity concentration and cyanide leaching.

     The 500 TPD gravity concentration recovery circuit is used to process very high-grade ore containing coarse gold from several small, high-grade veins within the Round Mountain orebody. Gravity circuit tails are sent to the mill for further processing and disposal.

     Recovered gold is smelted onsite into dore and shipped to outside refineries for processing into bullion.

     Water is supplied from joint venture-owned wells on the property and from water reclaimed from tailings dams. Power is purchased under contract from Sierra Pacific Power Company.

     During 1999, there were five minor spills, two of hydrocarbons, two of process solution, and one minor sodium cyanide spill. All were reported and properly cleaned up and no enforcement or regulatory actions are expected. Other than this, the mine was in compliance with its permits in 1999.

     All Round Mountain mine production is subject to a royalty determined by a complex formula based on the price of gold. The royalties range from approximately 3.5% of gold revenues at prices of $320 per ounce of gold to approximately 6.4% of gold revenues at prices of $440 per ounce of gold or more. During 1999, the royalties averaged 3.5 % of revenues.

                                    Geology

     The Round Mountain orebody straddles the margin of a volcanic caldera complex. Gold-bearing hydrothermal fluids were transported along major structural conduits created by the volcano's collapse and associated faulting. These ascending fluids deposited gold in permeable zones along a broad northwest trend. Primarily gold mineralization at Round Mountain occurs as electrum, a natural gold/silver alloy, in association with quartz, adularia and pyrite. Narrow fractures in shear zones host a higher-grade mineralization while porous sites within the volcanic rocks host the disseminated mineralization. Economic gold mineralization is found in both the volcanic and surrounding sedimentary rocks as well as overlaying alluvial placers. The oblong open-pit mine is over a mile at its longest dimension and currently more than 1,200 feet from the highest working level to the bottom of the pit.

     Homestake has a 25% share of the following amounts:

                   Year-end Proven and Probable Ore Reserves
                                 (100% Basis)

                                                      1999               1998
                                                   -------            -------
         Tons of ore (000)                         320,062            358,597
         Ounces of gold per ton                      0.018              0.018
         Contained ounces of gold (000)              5,875              6,375

                          Operating Data (100% Basis)

                                                      1999               1998
                                                   -------            -------
         Production Statistics:
             Tons of ore mined (000)                32,925             22,920
             Stripping ratio (waste:ore)             1.4:1              2.1:1
             Tons of ore leached:
               Reusable pads (000)                   5,741              6,842
               Dedicated pad (000)                  44,167             36,783
             Weighted average ore grade
               placed on the pads (oz. gold/ton)     0.017              0.016
             Leach recovery - reusable pads (%)         73                 71
             Tons of ore milled (000)                2,999              2,885
             Ore grade milled (oz. gold/ton)         0.067              0.045
             Mill recovery (%)                          87                 78
             Gold recovered (000 ozs.)                 542                511

         Homestake's Cost per Ounce of Gold Produced:
             Cash operating costs                     $188               $207
             Other cash costs                           10                 13
             Noncash costs                              70                 56
                                                    ------             ------
             Total production costs                   $268               $276

Marigold Mine
-------------

     The Marigold gold mine is located in Humboldt County approximately 40 miles southeast of Winnemucca, Nevada. Homestake owns a 33.3% interest in the Marigold partnership. Glamis Gold Ltd. owns the remaining interest and is the operator. The mine has operated since 1989. Access to the property is via a five-mile long gravel road.

     The property consists of approximately 3,920 acres of unpatented mining claims and 14,920 acres held under leases which remain in effect as long as the mine continues production.

     Ore is mined using conventional open-pit methods and, through April 1999, was processed by either heap leaching or milling. Higher-grade ore was stockpiled and batch processed through a 1,250 TPD mill to maximize gold recovery. During 1999 the operation completed a study and determined the amount and quality of the available mill feed ore, in conjunction with low current market prices, would not justify further batch milling. Consequently, all production is now from heap leaching. The mill facilities have been placed on care and maintenance. Leaching occurs throughout the year by applying a weak cyanide solution to the ore to dissolve gold. Gold laden solution is collected and pumped to a recovery plant where gold is recovered from solution through a carbon circuit. Recovered gold is smelted onsite into dore and shipped to an outside refinery for processing into bullion. Mine facilities are in good condition.

     During 1998, a pipeline was installed to supply water to the Marigold mine at no cost from a nearby pit-dewatering operation. Backup water is supplied from on-site wells. Power is purchased from Sierra Pacific Power Company.

     During 1999 the mine operated in compliance with all its environmental permits.

     Production royalties are paid to two leaseholders in amounts of 7% of net smelter returns and 3.5% of net profits, respectively.

                                    Geology

     Gold mineralization at the Marigold mine is hosted largely in the Permian Antler Formation and the Ordovician Valmy Formation and is associated with broad bands of silicification and local decalcification. Both stratigraphy and structure control the geometry of the mineralized zones. The orebodies are sediment-hosted, disseminated deposits of micron-size gold, and are entirely oxidized.

     Homestake has a 33.3% share of the following amounts:

                   Year-end Proven and Probable Ore Reserves
                                 (100% Basis)

                                                  1999        1998
                                                 ------      ------

          Tons of ore (000)                      19,090      19,120
          Ounces of gold per ton                  0.032       0.033
          Contained ounces of gold (000)            613         639

                          Operating Data (100% Basis)

                                                   1999        1998
                                                 ------      ------
         Production Statistics:
              Tons of ore mined (000)             3,491       3,191
              Stripping ratio (waste:ore)         2.4:1       2.4:1
              Tons of ore milled (000)              147         368
              Ore grade milled (oz. gold/ton)     0.081       0.086
              Mill recovery (%)                      94          96
              Tons of ore leached (000)           3,402       2,834
              Ore grade leached (oz. gold/ton)    0.024       0.019
              Gold recovered (000 ozs.)              74          72

         Homestake's Cost per Ounce of Gold Produced:

              Cash operating costs                 $188        $214
              Other cash costs                       19          21
              Noncash costs                          41          30
                                                  -----       -----
              Total production costs               $248        $265

Pinson Mine
-----------

     The Pinson property is located in Humboldt County approximately 30 miles northeast of Winnemucca, Nevada. Homestake has a 50% interest in the Pinson Partnership and is the operator. Barrick Gold Corporation ("Barrick") owns the remaining interest. The mine began operation in 1981.

     The Pinson properties consist of approximately 36,615 acres of which 11,511 acres are held under leases. The remaining land is comprised of 21,800 acres of unpatented mining claims and 3,303 acres of primarily fee lands. Access to the property is by paved and gravel roads.

     In January 1999, due to continuing low gold prices and ongoing production shortfalls, the mine was shut down. In October 1999 the operation ceased adding additional cyanide to heap leach pads. Reclamation activities commenced and are still in process.

     In 1999, there were six spills, five of process fluid and one hydrocarbon spill. All spills were properly reported and cleaned up. No enforcement or regulatory actions are expected. Other than this, the mine operated in compliance with its permits for 1999.

     Production royalties averaging 3.5% of net smelter returns currently are payable on the principal producing areas of the property. Overall, the underlying property ownership is complex, requiring special arrangements with respect to the commingling of ore from various locations.

     During 1999, Homestake and Barrick spent a total of $3.1 million to explore for high-grade mineralized zones at depth at Pinson. This exploration program is expected to continue during 2000 at a similar expenditure level.

                                    Geology

     The Pinson deposit includes more than six zones of mineralization largely hosted in carbonate rocks and calcareous siltstones of the Ordovician Comus Formation. Orebodies consist of disseminations of micron-size gold peripheral to faults in favorable stratigraphy. High-grade stringer zones have been identified and are the subject of continuing investigations.

     Homestake has a 50% share of the following amounts:

                          Operating Data (100% Basis)


                                                          1999            1998
                                                         -----           -----
         Production Statistics:
              Tons of ore mined (000)                      132           1,705
              Stripping ratio (waste:ore)                3.0:1           5.3:1
              Tons of ore milled (000)                       -              76
              Ore grade milled (oz. gold/ton)                -           0.072
              Mill recovery (%)                              -              83
              Tons of ore leached (000)                    132           1,628
              Ore grade leached (oz. gold/ton)           0.031           0.037
              Gold recovered (000 ozs.)                     12              35

         Homestake's Cost per Ounce of Gold Produced:
              Cash operating costs                        $234            $436
              Other cash costs                               8              10
              Noncash costs                                  -              39
                                                         -----           -----
              Total production costs                      $242            $485

CANADA

     Homestake conducts operations at the Eskay Creek mine in northwestern British Columbia and has a 50% interest in the Hemlo operations in the Hemlo Gold Camp in Ontario and a 25% net profits interest in the adjacent Quarter Claim. Homestake also operated the recently-closed Snip mine in northwestern British Columbia.

     Homestake conducts exploration and investigates mineral acquisition and development opportunities throughout Canada. Canadian activities are managed from an office in Vancouver, British Columbia.

Eskay Creek Mine
----------------

     Homestake owns 100% of the Eskay Creek gold/silver mine, located in northwestern British Columbia approximately 50 air miles north of Stewart, British Columbia. Access is by 38 miles of privately owned single-lane gravel road. A local company provides road maintenance and snow removal services under contract. The Eskay Creek mine commenced operations in 1995.

     The Eskay Creek property consists of five mining leases, 12 mineral claims and various other mineral and surface rights comprising approximately 4,630 acres. The leases have remaining terms of approximately 21 to 25 years, subject to renewal rights.

     The mine is an underground operation accessible through three surface portals. Mining is conducted by a mining contractor using equipment owned by Homestake. The mine utilizes a drift-and-fill mining method with cemented rock backfill. Higher-grade ore is crushed and blended in a facility, located at the minesite, prior to shipment and sale to third party smelters. Some high-grade and lower-grade ore is sent to the 250 TPD onsite gravity and flotation mill for further processing and concentration. Concentrates produced by the mill are shipped and sold to third-party smelters and refineries. Mine waste rock and tailings from the mill are disposed of underwater in a nearby barren lake. The mine facilities and equipment are modern and in good condition. Eskay Creek personnel work rotations of two-weeks-on and two-weeks-off.

     Two long-term ore sale contracts with smelters in Japan and Quebec provide for combined ore sales of 99,200 tons annually, with options to increase sales to 132,300 tons, subject to mutual agreement with the smelters. Ore and concentrates are trucked by a contractor 164 miles to Stewart for shipment to Japan or 224 miles to Kitwanga, British Columbia for shipment to Quebec. A contract loading facility for ships at Stewart handles ore shipments destined for Japan and a company-owned loading facility is utilized at the railhead in Kitwanga for shipments of ore and concentrates to Quebec.

     Water is supplied from the Eskay and Argillite Creeks and power is produced onsite by diesel generators.

     During 1999, there were four occasions when water permit levels were exceeded. In all cases the cause was identified and the problem corrected. All incidents were reported to appropriate authorities. No enforcement or regulatory actions are expected. Otherwise the mine operated in compliance with its permit requirements in 1999.

     The mine is subject to a 1% net smelter royalty, with the exception of a small portion of the orebody, which is subject to a 2% net smelter royalty.

     There are aboriginal claims relating to areas of British Columbia and other parts of Canada, including a claim by the Tahltan Nation to the area which includes the Eskay Creek mine. The nature and extent and validity of such claims have not been determined. The mine has entered into several service contracts with the Tahltan Nation Development Corporation, and approximately 35% of the employees at the mine are members of the Tahltan Nation. Homestake believes that its relations with aboriginal groups, including the Tahltan Nation, are excellent. Homestake does not believe that aboriginal claims at Eskay Creek will have any material adverse effect. However, future exploration for and development of new mines in Canada could be slowed and could be adversely affected, depending on future legal developments in this area. The extent of any such effect, if any, is not known. (See "RISK FACTORS" beginning on page 48.)

                                    Geology

     The Eskay Creek orebody is a precious metal-enriched volcanogenic massive sulfide deposit that occurs in association with volcanics of the Jurassic-aged (141 to 195 million years) Hazelton Group. Eskay Creek mineralization generally is stratabound and occurs in a contact mudstone and breccia bounded below by a rhyolite flow-dome complex and overlain by volcanic rocks in the west limb of a north-plunging fold. Sphalerite, pyrite, galena and tetrahedrite are the most abundant ore minerals. Gold occurs as mostly microscopic particles located between sulfide grains, in fractures within sulfide grains, or locked in pyrite. Gold also occurs in volcanic rocks beneath the contact mudstone, along with coarse-grained sphalerite, pyrite and galena in quartz veins or stockworks.

                   Year-end Proven and Probable Ore Reserves

                                                          1999            1998
                                                      --------         -------
         Tons of ore (000)                               1,610           1,552
         Ore grade (ozs. gold/ton)                       1.496           1.683
         Contained ounces of gold (000)                  2,409           2,611
         Ore grade (ozs. silver/ton)                      68.3            72.7
         Contained ounces of silver (000)              110,000         112,816

                                Operating Data

                                                            1999            1998
                                                        --------         -------
         Production Statistics:
              Tons of ore shipped (000)                      114             101
              Direct ore sales grade (ozs. gold/ton)        2.24            2.24
              Direct ore sales grade (ozs. silver/ton)      95.4            90.7
              Tons milled (000)                               79              61
              Mill grade (ozs. gold/ton)                    1.10            1.24
              Mill grade (ozs. silver/ton)                  38.6            36.4
              Mill recovery - gold %                          94              92
              Mill recovery - silver %                        95              95
              Gold production (000 ozs.)                     309             282
              Silver production (000 ozs.)                13,145          11,723
             Total gold equivalent ounces /1/ (000 ozs.)     558             505

         Cost per Ounce of Gold Equivalent Produced:
              Cash operating costs/2/                       $129            $130
              Other cash costs                                 2               3
              Noncash costs/3/                                71              36
                                                           -----           -----
              Total production costs                        $202            $169

1. Gold and silver are accounted for as co-products at Eskay Creek. Silver production is converted into gold equivalent, using the ratio of the average gold market price to the average silver market price. The ratio was 52.7 ounces and 52.6 ounces of silver equals one ounce of gold equivalent for production calculations for the years ended December 31, 1999 and 1998, respectively.

2. For comparison purposes, cash operating costs per ounce include estimated third-party costs incurred by smelter owners and others to produce marketable gold and silver.

3. In 1999, higher noncash costs per ounce reflect amortization of the purchase price allocation following the December 1998 acquisition of the Prime minority interests.

Hemlo Operations
----------------

     The Hemlo operations, comprised of the Williams and David Bell mines, are located in the Hemlo Gold Camp 217 miles east of Thunder Bay, Ontario, adjacent to the TransCanada Highway. Williams Operating Corporation ("WOC") operates the Williams mine and the Teck-Corona Operating Corporation ("TCOC") operates the David Bell mine, each with its own personnel. Homestake and Teck Corporation ("Teck") each own a 50% interest in the mines and in WOC and TCOC. Operations commenced in 1985.

     The Hemlo properties consist of 13 freehold patents and one Crown mining lease covering approximately 1,020 acres. Homestake and Teck provide funds equally for all costs incurred to operate the mines and have mutual rights of first refusal over each other's interests in the mines and operating companies.

     The Williams mine is an underground operation accessible by a 4,300-foot shaft. The mine utilizes the longhole, open-stope mining method with cemented and uncemented rock backfill. In addition, up to 1,400 TPD of lower-grade ore is recovered from a nearby open pit. Waste rock from the open pit is used for backfill in the underground operations.

     The David Bell mine also is an underground operation, which is accessible by a 3,819-foot shaft. Production is from stopes using longhole and Alimak mining methods. Cement, tailings, sand and waste rock are utilized as backfill. The average width of ore at the David Bell mine is decreasing as mining progresses away from the central core of the orebody. Ore from the David Bell mine is hauled by truck to the Williams mill.

     Since June 1999, ore from both of these operations is treated at the Williams mill. Although the rated capacity of the mill is 7,000 TPD, the mill has been operating at over 8,000 TPD during the fourth quarter of 1999. In addition, permit modifications to allow processing of up to 10,000 TPD are in process. Tailings are deposited in a basin facility located approximately two miles from the mill. Cyanidation and the CIP process are used to recover gold. Recovered gold is smelted onsite into dore and shipped to an outside refinery for processing into bullion. Water from the tailings basin is treated in an effluent treatment plant prior to discharge. Mill make-up water is recycled from the tailings pond. The facilities and equipment are modern and in good condition.

     Through May 1999, ore from the David Bell mine was processed in the 1,100 TPD David Bell mill. The decision to close the David Bell mill resulted from a detailed engineering study indicating that closure of the mill would result in significant cost savings without reducing Hemlo operations production levels.

     A rock burst of magnitude 2.9 on the Richter scale occurred at the Williams mine in March 1999. In response, additional precautions, including implementation of an extensive seismic monitoring system, have been undertaken. Ground conditions will require monitoring over the remaining mine life.

     Fresh water for the property is supplied from Cedar Creek and power is purchased under long-term contract from Ontario Hydro. Propane for heating mine air and surface facilities also is purchased under contract.

     The hourly work force at David Bell is represented by the United Steel Workers of America. A new three-year contract was signed in April 1999.

     During 1999, there were 11 spills, five hydrocarbons, one lime and five of mine/process water, all of which were reported. There was no environmental impact from the spills and no enforcement or regulatory actions are expected. Otherwise the mine operated in compliance with its permits in 1999.

     The mining claims at the Williams mine are subject to three net smelter royalties totaling a net effective rate of 2.08% and the Crown mining lease is subject to a net smelter royalty of 0.75%. The mining claims at the David Bell mine are subject to 3% net smelter royalty.

                                    Geology

     The Hemlo Gold Camp occurs within the east-west striking Heron Bay belt of metamorphosed Archean aged rocks (3.5 billion years). The steeply dipping orebodies lie along the contact between overlying metasedimentary rocks and underlying volcanic rocks. Gold mineralization is hosted primarily by a fine-grained feldspar porphyry unit and is associated with pyrite, barite and molybdenite.

     Homestake has a 50% share of the following amounts:

                   Year-end Proven and Probable Ore Reserves
                                  (100% Basis)
                                                         1999             1998
                                                    ---------         --------
         Tons of ore (000)                             32,267           34,400
         Ounces of gold per ton                        0.1674           0.1680
         Contained ounces of gold (000)                 5,401            5,780

                          Operating Data (100% Basis)
                                                        1999             1998
                                                   ---------         --------
         Production Statistics:
          Williams:
              Tons of ore milled (000)                 2,681            2,720
              Mill feed ore grade (oz. gold/ton)       0.166            0.152
              Mill recovery (%)                           95               95
              Gold recovered (000 ozs.)                  424              390

          David Bell:
              Tons of ore milled (000)                   489              469
              Mill feed ore grade (oz. gold/ton)       0.346            0.355
              Mill recovery (%)                           94               96
              Gold recovered (000 ozs.)                  164              160

         Combined Production Statistics:
              Tons of ore milled (000)                 3,170            3,189
              Mill feed ore grade (oz. gold/ton)       0.194            0.182
              Mill recovery (%)                           95               95
              Gold recovered (000 ozs.)                  588              550

         Homestake's Cost per Ounce of Gold Produced:
              Cash operating costs                      $192             $205
              Other cash costs                             6                7
              Noncash costs                               35               38
                                                      ------            -----
              Total production costs                    $233             $250

Quarter Claim
-------------

     The Quarter Claim constitutes approximately one-fourth of a mining claim, originally part of the David Bell property, which was optioned to and subsequently acquired by Battle Mountain Gold Company ("Battle Mountain") in 1982. Battle Mountain developed a shaft on the Quarter Claim and reserved hoisting and milling capacity of 500 TPD at its mill to process any ore found on the Quarter Claim. Homestake has a 25% net profits interest in all ore recovered from the Quarter Claim. The net profits interest is based on a deemed production rate, deemed production costs and the market price of gold. Until deemed cumulative production from January 1, 1995 is equal to 95% of the estimated reserves as of January 1, 1995, the deemed production rate is based upon committed throughput of 500 TPD multiplied by (a) the average ore grade of the January 1, 1995 reserves, and (b) a recovery factor. Thereafter, Homestake's interest is reduced to a 20% net profits interest calculated on actual production.

                                    Geology

     See "Hemlo Operations- Geology."

     Homestake has a 25% share of the following amounts:

                   Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                     1999         1998
                                                  -------      -------
         Tons of ore (000)                            382          565
         Ounces of gold per ton                     0.259        0.258
         Contained ounces of gold (000)                99          146

                          Operating Data (100% Basis)

                                                     1999         1998
                                                  -------      -------
         Production Statistics:
              Tons of ore milled (000)                183          183
              Mill feed ore grade (oz. gold/ton)    0.257        0.257
              Mill recovery (%)                        96           96
              Gold recovered (000 ozs.)                45           45

         Homestake's Cost per Ounce of Gold Produced:
              Cash operating costs                   $156         $157
              Other cash costs                          8            8
              Noncash costs                             2            2
                                                  -------      -------
              Total production costs                 $166         $167

Snip Mine
---------

     The 100%-owned Snip gold mine was located at the junction of Bronson Creek and the Iskut River, 56 air miles north of Stewart in northwestern British Columbia. The mine commenced operations in 1991. All mining and milling activities were completed during the second quarter of 1999 with the depletion of minable reserves. Reclamation commenced immediately and was completed early in the fourth quarter of 1999. Follow up inspections of the site are planned for the spring of 2000.

     There was one hydrocarbon spill during 1999, which was properly reported and cleaned up. In addition, a number of total suspended solids permit exceedences occurred during the reclamation of the tailings pond as a result of high rainfall during reclamation operations. These were reported to the regulatory authorities and no enforcement or regulatory actions are expected. Other than this, the mine operated in compliance with its permits in 1999.

                   Year-end Proven and Probable Ore Reserves

                                                          1999          1998
                                                      --------      --------
         Tons of ore (000)                                   -            66
         Ounces of gold per ton                              -         0.662
         Contained ounces of gold (000)                      -            44

                       Operating Data

                                                         1999           1998
                                                      -------       --------
         Production Statistics:
              Tons of ore milled (000)                     71            160
              Mill feed ore grade (oz. gold/ton)        0.665          0.693
              Mill recovery (%)                            92             92
              Gold recovered (000 ozs.)                    42             99

         Cost per Ounce of Gold Produced:
              Cash operating costs                       $208           $205
              Noncash costs                                 -            142
                                                      -------       --------
              Total production costs                     $208           $347

AUSTRALIA

     Homestake owns 50% of the surface and underground operations at Kalgoorlie, Australia's largest gold mining operation, and conducts gold mining operations at the Plutonic, Darlot and Lawlers mines. Homestake has five closed properties currently undergoing reclamation. These properties are the Bellevue, the Paddy's Flat, the Marymia, the Mt Morgans and the Peak Hill mines (a 66 2/3% Homestake-owned property that completed operations in November 1999). All of these mines are located in Western Australia.

     Homestake explores for gold throughout Australia, principally in Western Australia. Australian activities are managed from an office in Perth, Western Australia.

     On July 1, 1998, a gold royalty became payable to the State of Western Australia at a rate of 1.25% on the realized value of gold produced, increasing to 2.5% on July 1, 2000. The realized value is based on the spot price of gold. During the period July 1, 2000 through June 30, 2005 the royalty rate will be reduced to 1.25% during calendar quarters when the spot gold price is less than A$450 per ounce.

Kalgoorlie Operations
---------------------

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

Homestake acquired its interest in the original KMA joint venture in 1975. Mining operations in the Kalgoorlie region date back to 1893. Access to the operations is by paved road.

     The Kalgoorlie properties consist of 164 state leases and licenses covering approximately 30,000 acres. The mineral leases were granted for a term of 21 years on conditions covering rental, royalties, expenditure conditions and reporting. They are renewable in the final year.

     The Kalgoorlie operations are comprised of two mines, the Super Pit open-pit mine and the Mt Charlotte underground mine. Ore from both of these operations is treated at the Fimiston mill. Sulfide concentrates produced at the Fimiston mill are roasted and leached at the Gidji roaster, located 12 miles north of the main Kalgoorlie operations. Gold-laden carbon from the Gidji roaster is sent to the Fimiston mill for processing. Dore produced onsite is shipped to offsite refiners for refinement into gold bullion. The facilities and equipment at the Kalgoorlie operations are in good condition.

     The Super Pit mine is located along the "Golden Mile" orebodies previously mined from underground. Until recently, contractors had been employed to conduct the open-pit mining operations, ore and concentrate haulage and some specialized services. In the 1999 third quarter, Homestake and Normandy began progressively transferring mining operations from the open-pit mining contractor to owner mining. Owner mining is by conventional open-pit mining methods with an equipment fleet comprised of three 44-cubic yard hydraulic shovels and twenty 240-ton haul trucks. Homestake's share of the total cost of the conversion project, including the mining fleet acquisition is estimated to be approximately $28 million. Homestake's portion of the fleet cost is financed by capital leases. Once the conversion to owner mining is completed in the first quarter of 2000, Homestake expects Super Pit cash operating costs to be significantly reduced.

     The Mt Charlotte mine uses bulk mining methods and large conventional diesel powered loaders and trucks. Ore is hauled to surface using a 1.6-mile decline at the northern end of the Super Pit and is trucked to the Fimiston mill. The current mine plan extends to August 2000, but performance of the mine will be monitored to determine whether the operation will continue until that date.

     The Fimiston mill is a 35,000-TPD mill with CIP leaching and refractory sulfide flotation circuits. The mill processed 11.7 million tons of ore in 1999 and 12.5 million tons in 1998. In June 1998, cracks were discovered in the girth gear of the Fimiston SAG mill. Temporary repairs were made and the SAG mill was limited to 90% of rated power from July 1998 until May 1999 when a permanent replacement gear was installed. Underwriters of KCGM's property and business interruption insurance policies have acknowledged liability and the extent of recovery is being determined. During 1999, the Company received insurance proceeds of $4.8 million.

     The Gidji roaster complex, which comprises two roasters and a CIP circuit, processes all sulfide concentrates produced at the Fimiston mill. The Gidji roaster processed 0.2 million tons of concentrate in 1999 compared to 0.3 million tons in 1998.

     Fresh water is supplied under allocation from the state water system and is piped 340 miles from Perth. Remaining process water requirements are satisfied using salt water taken from wells and the underground mine. Power is provided under a power supply agreement with Normandy Power Pty Ltd, a company associated with Normandy.

     During 1999, the Kalgoorlie operations operated in compliance with all environmental permits and regulations.

     With the exception of the royalty payable to the State of Western Australia there are no royalties currently payable on production from the Kalgoorlie mines.

     There are a number of native title claims relating to the area of the Kalgoorlie operations, but the validity of those claims has not been determined. See "Risk Factors."

                                    Geology

     The ore deposits mined in the Kalgoorlie gold fields occur within an intensely mineralized shear zone system in dolerite host rocks, within the Norseman-Wiluna greenstone belt, which is part of the Yilgarn Block of Western Australia. The rocks are of Archaen age. The favorable structural, metamorphic and lithologic setting in conjunction with hydrothermal activity controlled gold mineralization. During its history of operations since 1893, in excess of 48 million ounces of gold have been produced from the Kalgoorlie properties at depths of up to 4,000 feet from high-grade lodes and adjacent disseminated mineralization in the Golden Mile Dolerite, and from the large stockwork zones, which characterize the Mt Charlotte and Reward (underground) orebodies.
         Homestake has a 50% share of the following amounts:

                          Year-end Proven and Probable Ore Reserves
                                 (100% Basis)

                                                       1999           1998
                                                    -------       --------
          Tons of ore (000)                         203,046        170,600
          Ounces of gold per ton                      0.067          0.067
          Contained ounces of gold (000)             13,530         11,440

                          Operating Data (100% Basis)


                                                       1999           1998
                                                    -------       --------
                   Production Statistics:

         Super Pit:
              Tons of ore mined (000)                10,391         10,791
              Stripping ratio (waste:ore)             5.7:1          5.6:1
              Tons of ore milled (000)                9,958         10,697
              Mill feed ore grade (oz. gold/ton)      0.068          0.069
              Mill recovery (%)                          88             88
              Gold recovered (000 ozs.)                 590            651

         Mt Charlotte:
              Tons of ore mined (000)                 1,686          1,916
              Tons of ore milled (000)                1,711          1,775
              Mill feed ore grade (oz. gold/ton)      0.081          0.081
              Mill recovery (%)                          91             91
              Gold recovered (000 ozs.)                 130            130

         Combined Production Statistics:
              Tons of ore mined (000)                12,077         12,707
              Tons of ore milled (000)               11,669         12,472
              Mill feed ore grade (oz. gold/ton)      0.070          0.071
              Mill recovery (%)                          88             89
              Gold recovered (000 ozs.)                 720            780

         Homestake's Cost per Ounce of Gold Produced:
              Cash operating costs                     $231   *       $228
              Other cash costs                            4              1
              Noncash costs                              41             49
                                                       ----           ----
              Total production costs                   $276           $278

     * Reflects credit for insurance proceeds of $4.8 million.

Plutonic Mine
-------------

     The Plutonic mine is located 110 miles northeast of Meekatharra, Western Australia, approximately 8 miles from the Great Northern Highway. Homestake owns 100% of the Plutonic mine. The mine commenced production in August 1990.

     The Plutonic properties, including the adjoining Marymia property, encompass an area of approximately 322,000 acres, consisting of 109 mining leases, three prospecting licenses, eight exploration licenses and three miscellaneous licenses. Homestake also holds the pastoral lease on which the mine is located.

     The Plutonic mine consists of both open-pit and underground operations. Underground operations are the primary source of ore although open-pit mining of several smaller pits continues. Ore mined from the underground and the open-pits is being supplemented with ore from stockpiles. Approximately 126 staff employees and 229 contractor personnel work on two-weeks-on and one-week-off rotations on a fly-in fly-out basis.

     The Plutonic mine mineralization consists of multiple discrete lodes. Extensive mineralized material has been defined by wide-spaced surface drilling but detailed drilling from underground development openings is required for conversion of the mineralized material to reserves. Definition drilling continues in several areas of the mine to define reserves and facilitate mine planning.

     Initial underground development commenced early in 1995. Capital expenditures of approximately $10 million and $13 million were incurred during 1999 and 1998, respectively, primarily for underground mine development. The underground mine consists of three main working areas accessed by three separate declines, extending to a depth of 1,400 feet below surface. Mining methods vary depending on the particular working area and include development, uphole retreat, open stoping and flat dip room and pillar mining. Mining is performed by contractors using mechanized trackless systems with technical supervision and control provided by Homestake employees. Ore is hauled to the surface by 45-ton trucks. Underground ore production during 1999 and 1998 was 826,000 tons and 668,000 tons, respectively.

     Open-pit mining using selective mining techniques is performed by a mining contractor. The contractor uses a 110-ton excavator and a fleet of 95-ton trucks.

     The mill has the capacity to treat approximately 2 million tons of sulfide ore and 1.3 million tons of oxide ore per year in separate oxide and sulfide circuits. Both circuits utilize crushing, grinding and cyanidation in carbon-in-leach tanks. Recovered gold is smelted onsite into dore and shipped to an outside refinery for processing into bullion. The sulfide circuit's gold recovery ranges from 83% to 96% depending on the ore source and mineralogy, and the oxide circuit's gold recovery is approximately 96%. All plant and equipment is modern and in good condition.

     Potable quality process water is sourced from two well fields with most coming from wells located approximately 7.5 miles from the mine. An onsite gas-fired power station with a rated station capacity of 19MW was commissioned in 1997. Purchased gas is provided via a 12.5-mile line from the Gold Fields Gas Transmission pipeline.

     During 1999 the mine operated in compliance with all of its environmental permits and all regulations.

     With the exception of the royalty payable to the State of Western Australia, the underground operations are not subject to any royalties.
However, 16 mining leases which contain a relatively small proportion of the mine's overall reserves and mineralized material, are subject to a royalty based on tonnage and grade.

                                    Geology

     Gold lodes predominantly occur within mafic volcanics in an Archean sequence of ultramafic volcanics, mafic volcanics and sediments. The sequence in the immediate mine area consists of upper and lower ultramafic volcanic units separated by a dominantly mafic volcanic unit. Gold mineralization occurs within multiple, sub-parallel, northwest striking lodes, which generally dip in a northeast direction. The lodes are hosted mainly by the mafic volcanic unit. Lodes range from three to thirty-five feet thick and display good continuity often for several hundred feet. Gold is associated with sulphides, particularly arsenopyrite and pyrrhotite.



                   Year-end Proven and Probable Ore Reserves

                                                          1999            1998
                                                      --------       ---------
         Tons of ore (000)                               7,985           9,281
         Ounces of gold per ton                          0.107           0.073
         Contained ounces of gold (000)                    854             677

                                Operating Data

                                                          1999            1998
                                                         -----           -----
         Production Statistics:
              Tons of ore mined (000)                    1,278           1,887
              Ore grade mined (oz. gold/ton)             0.159           0.113
              Tons of ore milled (000)                   3,344           3,249
              Mill feed ore grade (oz. gold/ton)         0.082           0.089
              Mill recovery (%)                             86              89
              Gold recovered (000 ozs.)                    236             255

         Cost per Ounce of Gold Produced:
              Cash operating costs                        $216            $224
              Other cash costs                               5               2
              Noncash costs                                 41              66
                                                         -----           -----
              Total production costs                      $262            $292

Darlot Mine
-----------

     The Darlot mine is located 70 miles north of Leonora, Western Australia. Homestake's property covers an extensive gold field discovered more than 100 years ago. Modern mining commenced in 1988. The mine is now an entirely underground operation. Homestake owns 100% of the Darlot mine.

     The Darlot properties encompass an area of approximately 34,200 acres, consisting of 16 mining leases, 32 prospecting licenses and one exploration license. The Darlot and Centenary orebodies are contained on a mining lease located on a pastoral lease. The mining lease was granted in 1988 for 21 years and is renewable.

     The Darlot mine consists of two separate orebodies, the Darlot orebody, where mining was completed in 1999, and the Centenary orebody discovered in 1996 approximately three-quarters of a mile from the Darlot deposit. The Darlot mine is a fly-in fly-out operation with approximately 62 staff employees and 115 contractor personnel working two-weeks-on and one-week-off rotations.

     Access to the Centenary orebody is through an extension of the Darlot decline, which intersects the Centenary orebody approximately 1,100 feet below surface. A raise bored shaft provides ventilation and emergency egress for the mine. Work on a second decline for access to and ventilation of the deeper lode structures was completed in January 2000. Sub-level stoping of the thick central section of the Centenary orebody began in 1998. This central section of the orebody contributed most of the mill feed for the operation in 1999. Backfilling will be required to achieve full extraction of the central section of the orebody. Construction of a cemented aggregate backfill plant was completed in December 1999 at a cost of $2.2 million. The thinner extremities of the orebody currently are being developed and will be suitable for sub-level open stoping or room and pillar stoping.

     The treatment plant consists of a three-stage crushing circuit, primary and secondary ball mills, CIP leaching, adsorption and gold recovery circuits. The crushing plant is owned and operated by a contractor. Coarse gold, which represents approximately 25% of total production, is recovered in a gravity circuit. Recovered gold is smelted onsite into dore and shipped to an outside refinery for processing into bullion. The mill was upgraded during 1999 to improve the efficiency of processing the higher-grade Centenary ore. Ore capacity is approximately 700,000 tons per annum. The treatment plant is in good condition.

     Two new generators were commissioned in early 1998, which together with other Homestake-owned facilities provide power to the site.

     Water is obtained from wells five miles from the treatment plant.

     During 1999, the mine operated in compliance with all of its environmental permits and regulations.

     With the exception of the royalty payable to the State of Western Australia, the Darlot mine is not subject to any royalties.

                                    Geology

     Darlot is situated within an Archean sequence of mostly intrusive and extrusive mafic rocks, and occurs within a corridor of north-northwest trending structures. The Centenary orebody is a large, structurally controlled, quartz vein hosted gold deposit. The lode, which extends for more than three-quarters of a mile, varies from 15 feet to more than 160 feet in thickness. The full extent of the lode is not yet known.

                   Year-end Proven and Probable Ore Reserves

                                                       1999              1998
                                                    -------           -------
         Tons of ore (000)                            8,660             9,022
         Ounces of gold per ton                       0.148             0.154
         Contained ounces of gold (000)               1,280             1,393

                                 Operating Data

                                                       1999              1998
                                                    -------           -------
         Production Statistics:
              Tons of ore mined (000)                   733               795
              Ore grade mined (oz. gold/ton)          0.161             0.100
              Tons of ore milled (000)                  760               738
              Mill feed ore grade (oz. gold/ton)      0.156             0.111
              Mill recovery (%)                          96                95
              Gold recovered (000 ozs.)                 113                78

         Cost per Ounce of Gold Produced:
              Cash operating costs                     $195              $248
              Other cash costs                            3                 2
              Noncash costs                              38                32
                                                     ------            ------
              Total production costs                   $236              $282


Lawlers Mine
------------

     The Lawlers mine is located 75 miles northwest of Leonora, Western Australia. Homestake owns 100% of the 100-year-old mine, which was reopened in 1986.

     The Lawlers mine properties consist of two groups of contiguous tenements consisting of three exploration licenses, 89 prospecting licenses and 13 mining leases totaling approximately 68,800 acres. Mining leases vary in date of grant and expiry. One mining lease, from which production currently is derived, was granted by the Western Australian Government after January 1, 1994. See "Risk Factors - Risk of Native Title Claims."

     The Lawlers mine consists of both open-pit and underground mining operations. The mine is a fly-in fly-out operation with approximately 49 staff employees and 111 contractor personnel working on two-weeks-on and one-week-off rotations. During 1999, production principally was derived from the New Holland and Genesis underground operations. Mining is conducted by a contractor using room-and-pillar underground mining methods.

     The Lawlers treatment plant is capable of treating between 550,000 and 770,000 tons per annum of oxide, transition and primary ore, depending on the blend. Three-stage crushing is followed by single-stage milling through two parallel ball mills. The grinding circuit includes a gravity circuit to recover coarse gold. Approximately 50% to 60% of the operation's total gold production is recovered in the gravity circuit. The grinding circuit slurry is transferred to a conventional CIP circuit. Recovered gold is smelted onsite into dore and shipped to an outside refinery for processing into bullion. The treatment plant was upgraded during 1999 to improve the efficiency of processing the higher-grade underground ore.

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

     During 1999, the mine submitted an annual environmental report late to a government agency. Other than this, the mine operated in compliance with its permits in 1999.

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

                   Year-end Proven and Probable Ore Reserves

                                                                             1999                   1998
                                                                      ----------------         ---------------
         Tons of ore (000)                                                     2,331                   1,020
         Ounces of gold per ton                                                0.152                   0.117
         Contained ounces of gold (000)                                          355                     119



                              Operating Data
                                                                             1999                   1998
                                                                      ----------------         ---------------
         Production Statistics:
            Tons of ore mined (000)                                              354                     788
            Ore grade mined (oz. gold/ton)                                     0.169                   0.131
            Open pit stripping ratio (waste:ore)                                   -                   7.5:1
            Tons of ore milled (000)                                             669                     630
            Mill feed ore grade (oz. gold/ton)                                 0.166                   0.208
            Mill recovery (%)                                                     95                      96
            Gold recovered (000 ozs.)                                            104                     126

         Cost per Ounce of Gold Produced:
           Cash operating costs                            $186           $179
           Other cash costs                                   3              2
           Noncash costs                                     25             25
                                                        -------        -------

           Total production costs                          $214           $206

Mt Morgans
----------

     The Mt Morgans property is located 30 miles west of Laverton, Western Australia and is now owned 100% by Homestake. The Mt Morgans gold field has been operated intermittently since 1896.

     The Mt Morgans properties consist of six exploration licenses, 117 prospecting licenses and 27 mining leases totaling approximately 113,700 acres. The principal mining leases were all granted prior to January 1, 1994.

     The Mt Morgans mine completed mining and processing operations in 1998. The treatment plant has been decommissioned and selected elements have been sold. A comprehensive clean-up of the plant and camp area was initiated in May 1999 and is scheduled to be completed by April 2000. Reclamation earthworks commenced in November 1999 and are scheduled to be completed by April 2000.

     A contaminated groundwater plume from the tailing storage facility exists. Monitoring bores contain the plume and are returning the water to compliance levels by pumping the contaminated water back into the tailings facility. Except for the foregoing, the property operated in compliance with all of its permits and all regulations during 1999.

     In 1998, mineralized material totaling 510,000 ounces was identified at the Just-In-Case project near the southern boundary of the Mt Morgans mine property. This resource is an extension of the adjacent Wallaby deposit controlled by the Granny Smith joint venture. Active exploration continues on the property, and recent exploration results in the Just-In-Case target area continue to be very promising.

Peak Hill Mine
--------------

     The recently closed Peak Hill mine is located 80 miles north of Meekatharra, Western Australia. Homestake owns a 66.67% interest in the Peak Hill joint venture. North Limited owns the remaining interest and will continue to be the operator of the Peak Hill mine during the decomissioning and rehabilitation period.

     The Peak Hill properties consist of two exploration licenses, 41 prospecting licenses and 18 mining leases totaling approximately 44,200 acres. Homestake has extensive non-joint venture exploration interests in the region surrounding the Peak Hill mine. In total, Homestake has thirteen projects in the Peak Hill District, including eight joint ventures, totaling approximately 101 tenements on 137,000 acres.

     Processing of stockpiled ore was completed in November 1999. Final reclamation has commenced and is expected to continue through the end of 2000.

     The plant, which is being offered for sale as a complete package, has a capacity of 660,000 tons of soft oxide ore per year. It consists of a SAG/ball mill grinding circuit with a conventional CIP and pressure Zadra elution circuit.

     A contaminated groundwater plume from the tailing storage facility exists. Contaminated water is collected and pumped back to the tailings facility to improve water quality. With the exception of the foregoing, the mine operated in compliance with all of its environmental permits and all regulations.

                                    Geology

     Gold mineralization occurs as multiple lodes within altered Proterozoic mafic volcanics. Weathering extends to 100 meters beneath a well-developed laterite profile.

     Homestake has a 66.67% share of the following amounts:


                   Year-end Proven and Probable Ore Reserves

                                                         1999           1998
                                                     --------      ---------
         Tons of ore (000)                                  -            605
         Ounces of gold per ton                             -          0.046
         Contained ounces of gold (000)                     -             28

                                 Operating Data

                                                         1999           1998
                                                      -------       --------
         Production Statistics:
              Tons of ore milled (000)                    649            702
              Mill feed ore grade (oz. gold/ton)        0.050          0.052
              Mill recovery (%)                            98             97
              Gold recovered (000 ozs.)                    32             36

         Homestake's Cost per Ounce of Gold Produced:
              Cash operating costs                     $  180         $  279
              Other cash costs                              3              1
              Noncash costs                                 9             27
                                                       ------         ------
              Total production costs                   $  192         $  307

Bellevue
---------

     The Bellevue property is located 110 miles north of Leonora and 75 miles south of Wiluna, Western Australia. The property is 100% owned by Homestake. The area has been mined since 1896. Operations at Bellevue ceased in April 1997.

     The Bellevue tenements comprise nine mining leases, eight prospecting licenses and two exploration licenses. Four mining leases were granted prior to January 1, 1994.

     The treatment plant, mine camp and all other infrastructure was disposed of in 1999. All open-pit dumps have been contoured and the No. 1 tailings storage facility has been capped. The treatment plant, mine camp and all other infrastructure was disposed of in 1999. Final reclamation earthworks, including capping of the partially filled No. 3 tailings storage facility is scheduled to be completed by April 2000.

     The Bellevue property is prospective for both gold and nickel mineralization. Lachlan has acquired the rights to nongold mineralization on 23 of the Bellevue tenements subject to a 25% net profits interest to Homestake.

Meekatharra
-------------

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

     All access to open pits has been blocked and all rock waste dumps have been reclaimed. Capping of the tailings storage facility was completed in May 1999 and the treatment plant, mine camp and all other infrastructure have been disposed. Final reclamation earthworks are scheduled to be complete by March 2000.

Lachlan Resources NL
--------------------

Homestake holds an 81.2% interest in Lachlan, a publicly traded Australian company. Lachlan has interests in and is exploring a number of base metal properties in Australia. Homestake manages Lachlan's business.


CHILE

     Homestake has a 51% interest in the Agua de la Falda mine in northern Chile. Homestake also conducts exploration programs throughout Chile. Chilean activities are managed from an office in Santiago.

Agua de la Falda
----------------

     In July 1996, Homestake and Corporacion Nacional del Cobre Chile ("Codelco"), a state-owned mining company in Chile, formed a new company, Agua de la Falda S.A. ("ADLF"), to explore near Homestake's former El Hueso mine in northern Chile. Homestake and Codelco contributed property interests in the area to the new company. In addition, Codelco contributed the existing El Hueso plant, which had been under lease to Homestake. ADLF now holds mining properties covering approximately 25,780 hectares in the Maricunga District of Chile about 600 miles north of Santiago at an elevation of approximately 12,500 feet.
Access to the property is by 14 miles of dirt road. Included within those properties is the Agua de la Falda mine, which was developed in late 1996 to mine the oxide reserves discovered by Homestake on the property, and the Jeronimo deposit also discovered by Homestake. Homestake owns 51% of ADLF and Codelco owns the remaining 49% interest.

     In October of 1999, Homestake and Codelco agreed to consolidate their interests in the region around the Agua de la Falda and Jeronimo deposits. Homestake committed to contribute $7 million, as well as the Buitre and Gaucho exploration claims. Codelco contributed the San Antonio Oro, Cerro Coya and Pedernales mining claims. Through this transaction the ADLF consolidated land position increased approximately eight-fold to 25,780 hectares of highly prospective ground. Both Homestake's and Codelco's respective ADLF percentage ownership remained unchanged.

     The ADLF mine utilizes room-and-pillar underground mining and is accessed from surface by two portals. The El Hueso plant facility is used to heap leach the Agua de la Falda ore using the

Merrill Crowe process to recover the gold from solution. Water and power are purchased from Codelco.

     Drilling and metallurgical testing continues on the much larger Jeronimo deposit, where to date approximately 16.6 million tons of unoxidized mineralized material (100% basis), at an average grade of 0.169 ounces per ton, have been outlined. A decline has been completed to access the deeper, sulfide material. Metallurgical testwork is underway to develop an economic treatment method.

     No royalties are payable on the production from the current Agua de la Falda reserves. However, any ores extracted from the northern area of the property are subject to a royalty payment to Codelco of 1.5% of net smelter returns on production of over one million ounces. Additionally, ADLF will pay to Codelco a net smelter royalty on production from Cerro Coya amounting to 1.5% on the first million ounces of gold and gold equivalent and 2.2% thereafter. ADLF has made a $1 million advance royalty payment to Codelco and an additional $1 million advance royalty payment is due in 2000 with respect to the Cerro Coya claims.

                                    Geology

     The Agua de La Falda property is located within the Potrerillos porphyry copper district and comprises Mesozoic marine sediments that have been overlain by Tertiary volcanics and intruded by Tertiary porphyries. Gold mineralization has been mined historically in sediments and volcanics but the Agua de la Falda and Jeronimo deposits are hosted largely by a single, permeable, gently dipping carbonate unit.

     Homestake has a 51% share of the following amounts:

                   Year-end Proven and Probable Ore Reserves
                                  (100% Basis)

                                                            1999         1998
                                                      ----------    ---------

         Tons of ore (000)                                   525          670
         Ounces of gold per ton                            0.180        0.185
         Contained ounces of gold (000)                       94          124

                          Operating Data (100% Basis)

                                                             1999        1998
                                                           ------    --------
         Production Statistics:
              Tons of ore leached (000)                      318          309
              Ore grade (oz. gold/ton)                     0.239        0.216
              Recovery (%)                                    63           72
              Gold recovered (000 ozs.)                       48           47

         Homestake's Cost per Ounce of Gold Produced:
              Cash operating costs                         $ 189        $ 198
              Noncash costs                                   89           89
                                                           ------       -----
              Total production costs                       $ 278        $ 287

ARGENTINA

     On April 29, 1999, Homestake acquired Argentina Gold Corp. ("Argentina Gold"), a publicly-traded Canadian gold exploration company. Homestake issued
20.9 million common shares to acquire all of Argentina Gold. The transaction has been accounted for as a pooling of interests and accordingly, Homestake's consolidated financial statements include Argentina Gold for all periods presented.

     Argentina Gold's principal asset is its 60% interest in the Veladero property located in northwest Argentina along the El Indio gold belt. Barrick Gold Corporation owns the remaining 40% interest in the project.

     In October 1999, Homestake commenced an extensive exploration program on the Veladero property. This program, scheduled to run through April 2000, will include 140,000 feet of drilling, a broad range of metallurgical testing and preliminary engineering and infrastructure assessment. The initial phase of the program, which included 36,000 feet of drilling completed by December 31, 1999, is focused on increasing the confidence level in the previously identified resources at both the Amable and Filo Federico deposits.

     Mineralized material at December 31, 1999 includes 147.5 million tons of material at an average grade of 0.038 ounces of gold and 0.680 ounces of silver per ton related to the Veladero property.

     In addition to the Veladero property, Argentina Gold holds the prospective Del Carmen project and the Rio Frio, Santa Rosa and Vicuna Pampa prospects. Argentina Gold's land package covers more than 80% of the El Indio gold belt in Argentina.

     On March 7, 2000, the Company announced that the mineralized material at its 60%-owned Veladero project in northwestern Argentina had increased to 220.6 million tons at an average grade of 0.035 ounces of gold and 0.668 ounces of silver per ton. The increase is based on information compiled from 87 additional holes drilled from June 1999 in the Amable and Filo Federico deposits, as well as step-out holes drilled north and east of Amable and southeast of Filo Federico.

BULGARIA

     In 1999, Homestake terminated its 32% interest in the Bulgarian exploration project of Navan Resources Plc ("Navan") and transferred its interest to Navan.

SULFUR

     Homestake owns an undivided 16.7% interest in the Main Pass 299 sulfur deposit. Freeport-McMoRan Sulphur LLC ("FMS") owns the remaining 83.3% and is the operator under a joint operating agreement. The sulfur deposit is located in the Gulf of Mexico approximately 32 miles east of Venice, Louisiana, in water approximately 210 feet deep. The deposit is approximately 1,500 feet below the sea floor. A royalty of 12.5% of the wellhead value is payable under the terms of the federal sulfur leases.

     The sulfur deposit is being mined using the Frasch process, a method of extraction which injects high-temperature sea water to liquefy the sulfur, which is then pumped to surface. Initial sulfur production commenced in 1992 and full sulfur production levels of 5,500 TPD were reached in December 1993. Sulfur production averaged 4,400 TPD during 1999, compared to 3,800 TPD in

1998 and 5,200 TPD in 1997. In 1999 and 1998, sulfur production was reduced in response to a weakening sulfur market. Production was further hindered in 1998 following a weather-related shutdown that resulted in the need to redrill nine wells after operations resumed.

     The operating agreement provides that each participant pays its share of capital and operating costs, and has the right to take its share of production in kind in proportion to its undivided interest.

     FMS filters, blends, markets and delivers Homestake's share of sulfur production under a marketing agreement having an initial term of ten years from commencement of production in 1992. Homestake can terminate the agreement by giving a minimum of one calendar year notice and Homestake and FMS can terminate the agreement with three years minimum notice on the 10th, 15th and 20th anniversaries of the "Commencement Date" as defined in the agreement. Homestake's realized sales price for sulfur under this agreement is a blend of various market prices, including the Tampa market, and is net of a 2.625% marketing fee and certain other charges principally relating to the use of FMS facilities.

     In 1997, due to the prolonged period of low sulfur prices, Homestake wrote-off its entire carrying-value of the sulfur assets.

     During sulfur exploration, oil and gas reserves were discovered overlying the sulfur deposit. In 1990, the participants acquired the oil and gas rights from Chevron USA Inc.

     The federal oil and gas lease requires a 16.7% royalty payment based on wellhead value. In addition, Chevron retained the right to share in the proceeds of future production should the price or volume realized exceed those which were used by the parties as the basis for determining the purchase price. As part of a Production Handling Agreement entered into in 1998 by the operator with Chevron, Chevron will take over the oil platforms when Main Pass 299 oil production ceases. Oil and gas production, which peaked during 1992, is expected to continue to decline over the next few years. The carrying value of Homestake's investment in the Main Pass 299 oil and gas property was fully depreciated at December 31, 1999.

     In the fall of 1999, Homestake exercised its right under the sulfur joint operating agreement to not take and not pay for its share of the sulfur production in the year 2000. In December 1999, FMS denied that Homestake had the right to make the election and that Homestake had made the election on a timely basis. Homestake filled suit in Delaware seeking a declaratory judgement affirming that it had the right to make the election and that it had made the election on a timely basis. Subsequently, FMS has refused to pay to Homestake amounts due to it, including amounts due under the oil and gas operating agreement, contending that it has a right to offset those amounts against amounts it claims to be due under the sulfur operating agreement. Homestake has amended its complaint in Delaware seeking damages against FMS for failing to pay the amounts due. FMS has filed its answer disputing Homestake's contention and also seeking declaratory relief and damages.

     In January 2000, FMS announced that it had reduced its proven sulfur reserves at year end 1999 to 13.7 million long tons, compared to 52.4 million long tons at December 31, 1998. In its announcement, FMS stated that "Although our estimate of physically producible sulfur has not changed, we have reduced our estimates of commercially recoverable reserves primarily based on our expectations of decreased production rates at the mine, partially offset by anticipated decreases in costs. These factors have also caused us to reduce the remaining expected useful life of the mine from 30 years to 10 years, which will result in an increase in abandonment and reclamation accruals by approximately $3.0 million per year. The price of sulfur is a critical factor in the determination of commercially recoverable reserves. A future increase in sulfur prices could result in a restoration of the reserves being reduced at year-end 1999."

     Based on the foregoing announcement, Homestake has reduced its share of reserves at the mine to 2.3 million tons (net of federal royalty) as of December 31, 1999. Homestake's total estimated reclamation liability with the respect to its 16.7% of the sulfur interest is $9.5 million, of which $1.7 million was accrued at December 31, 1999.

     Homestake has a 16.7% share of the following amounts:

                    Year-end Proven and Recoverable Reserves
                                  (100% Basis)

                                                    1999          1998
                                                --------      --------
         Tons of sulfur (000)                     16,400        62,908
         Barrels of oil (000)                      7,682         5,421

                       Production Statistics (100% Basis)

                                                    1999          1998
                                                --------      --------
         Tons of sulfur (000)                      1,601         1,378
         Barrels of oil (000)                      2,017         2,428

                           Homestake's Per Unit Data

                                                   1999            1998
                                                -------        --------
         Average Sales Realization:
              Per ton of sulfur                     $61             $59
              Per barrel of oil                      16              11

         Production Costs:
              Sulfur cash operating costs per ton   $77             $78
              Sulfur noncash costs per ton            1               1
                                                -------        --------
              Total production costs                $78             $79

              Oil cash operating costs per barrel   $12              $8
              Oil noncash costs per barrel            -               7
                                                -------        --------
              Total production costs                $12             $15

                      MINERAL EXPLORATION AND DEVELOPMENT

     Total exploration expenses, including exploration activities in and around Homestake's mines, were $39.5 million in 1999 and $59.9 million in 1998. The 1999 expenditures include $2.6 million of exploration expenses incurred on the Veladero joint venture property in Argentina prior to Homestake's acquisition of Argentina Gold and $1.1 million for metallurgical studies on the Jeronimo deposit at the Agua de la Falda property in northern Chile. Expenses related to in-mine definition drilling at Homestake's operating mines are included in the individual mine operating expenses and cost per ounce calculations.

     Of the $39.5 million spent on exploration in 1999, approximately 24% was spent in North America, 40% in Australia, 34% in the Andes of South America and 2% in other international areas. In 2000, the projected exploration budget is $27.2 million, of which 29% is expected to be spent in North America, 50% in Australia and 21% in the Andes.

     Reduced exploration spending reflects general gold industry trends and an increased exploration focus attributable to the acquisitions of Plutonic and the Prime minority interests in 1998, and Argentina Gold in 1999. Homestake has withdrawn from northern Latin America and Eastern Europe to concentrate its exploration resources on existing major projects and on the extensive land packages in prime gold belts that came with these acquisitions.

North America
-------------

     Homestake's North American exploration expenditures include $3.1 million and $5.0 million in Canada and $16.6 million and $11.8 million in the United States during 1999 and 1998, respectively. Exploration in Canada primarily was around the Eskay Creek mine while exploration spending in the United States was focused around Homestake's existing operations, in northern Nevada and, to a lesser extent, in the emerging Tintina gold belt in Alaska.

     Exploration spending at the Eskay Creek mine totaled $2.3 million and $3.5 million in 1999 and 1998, respectively. The 1999 program outlined additional reserves and resources, primarily in the 21C zone. Drilling north of the mine encountered a new basin of thick, gold-bearing mudstone located in the same stratigraphic position as the sediments hosting the main 21B deposit. Further exploration of this basin will be the first priority in 2000. The 2000 exploration budget for Eskay Creek is $2.0 million.

     At the Ruby Hill property, exploration spending was $1.6 million and $2 million in 1999 and 1998, respectively. The 1999 program included drill testing of seven oxide targets, which unfortunately contained only sub-economic gold grades, and two deep step-out holes, which extended the known Ruby Deeps sulfide gold mineralization north for an additional 2000 feet. Planned expenditures of $1.0 million in 2000 will provide drill testing for oxide ore beneath shallow gravels north of the Archimedes pit, further step-out drilling of the Ruby Deeps and evaluation of possible new targets on other properties.

     In 1999 and 1998 expenditures at the 50% owned Pinson project, managed by Homestake, were $1.5 million and $1.6 million respectively (Homestake's share). Exploration spending of $1.0 million (Homestake's share) has been planned for 2000. Drilling in 1999 extended the deep, structurally controlled gold mineralization associated with the CX Pit to the north and south. The mineralized system now exhibits a strike length in excess of 5000 feet and remains open to the south. In addition, 10 holes were drilled in the pediment beneath gravels east of the mine to explore for large gold systems similar to the Twin Creeks and Turquoise Ridge orebodies located to the north. To date, only weak mineralization has been encountered but the bedrock geology is favorable. Several large remaining areas will be drilled in 2000 with the help of geophysics for targeting altered areas.

     Exploration within the Homestake mine totaled $0.7 million in 1999 and $1.8 million in 1998. Drilling continued to be concentrated above the 4850 level with two targets yielding ore grade intercepts that justify follow-up development work. In 2000, drilling above the 4850 level will intensify as part of the Company's long-term strategy to increase production from the upper levels of the mine.

     Exploration expenditures at the 25% owned Round Mountain mine were $0.2 million and $0.3 million in 1999 and 1998 (Homestake's share), respectively. In 1999, pediment targets to the north of the existing operation were drilled with no success. In 2000, the budget is $0.3 million (Homestake's share).

     At the 33% owned Marigold mine, exploration costs were $0.5 million and $0.4 million in 1999 and 1998, respectively (Homestake's share). A similar spending level is planned for 2000. Drilling in 1999 discovered further leach grade mineralization that resulted in small additions to the Terry Zone reserve and should result in additions in 2000 as well. A deep hole west of the mine area entered weakly mineralized but favorable Antler Formation sediments at a depth of 1640 feet and broad stratigraphic drilling of this rock unit elsewhere on the mine property will be a major focus of drilling in 2000.

     The Mud Springs, Layton Springs and Bonita Canyon projects were abandoned in 1999 after unfavorable drilling results.

Australia
---------

     Exploration expenditures in Australia of $15.9 million in 1999 and $23.3 million in 1998 represent 40% and 39% of Homestake's total exploration spending for these years. Exploration spending during 1999 was focused around existing operations and on prospective targets in different regions. The Company expects to allocate 50%, or $13.7 million, of its 2000 exploration budget to Australian properties.

     On the Mt Morgans tenements, exploration spending was $1.5 million in 1999 and $2.6 million in 1998. Planned spending in 2000 is $1.1 million. New mineralization of similar style to, but weaker than the Just-In-Case deposit was discovered in the Lake Well trend to the northeast and additional drilling is planned in 2000. Geochemical drilling elsewhere on the tenement block has defined at least three additional targets for bedrock testing.

     At the Lawlers mine property, exploration spending in 1999 and 1998 amounted to $2.1 million and $1.9 million, respectively, and $1.7 million is budgeted in 2000. Ore grade gold intercepts were found in a multitude of exploration holes along the Glasgow Lass Trend, including a deep hole drilled to a depth of one kilometer beneath the New Holland South mine workings.
Systematic follow-up drilling is planned north and south of the old Glasgow Lass pit in 2000 in an attempt to identify an additional development site. Several other targets are being prepared for early stage tests on the western and eastern sides of the Lawlers property.

     Further north at the large Plutonic/Marymia tenement package, exploration spending was $3.3 million and $1.9 million in 1999 and 1998, respectively. Spending in 2000 is budgeted at levels similar to 1999. Exploration activities in 1999 included detailed compilation and analysis of the voluminous amount of data from previous years, out of which several long-term target areas were defined. Drilling during 1999 in the Plutonic mine region extended the area of accessible rock sequences similar to those which host the Plutonic mine, and in some places identified gold mineralization of sufficient interest to warrant follow-up drilling. A drill intensive year is planned for 2000.

     Exploration at the Darlot mine property was $2.0 million in 1999 and $2.2 million in 1998 and, $1.6 million is planned for 2000. The 1999 program discovered additional ore grade gold mineralization down dip from the Centenary deposit, but hosted in a lower unit of magnetic dolerite. Follow-up surface and underground drilling is in progress and it appears that sufficient material may exist to justify access from the existing Centenary underground entryways. Several other targets near the mine and elsewhere on the Darlot tenements will be tested in 2000.

     Homestake allocated $0.9 million and $1 million, in 1999 and 1998, respectively, for its 50% share of exploration at the Kalgoorlie operations, and $0.7 million is budgeted for 2000. Although several ore grade intersections were generated during the year on the fringes of the main productive area, follow-up drilling to date has not defined any areas of economic interest. A tenement rationalization program is underway in an effort to highlight the best prospects for drilling in 2000.

     In eastern Australia, Homestake controls three significant projects, two in Queensland and one in New South Wales.

     Two drilling programs at Agate Creek along with intensive field investigations cost $0.5 million in 1999 ($1.4 million in 1998) and at least as much spending is anticipated for 2000. At the Sherwood prospect, several holes returned thick intersections of potentially open pitable gold grades starting at or near surface, and preliminary holes at two other targets contained sufficient gold mineralization to warrant offset drilling. Drilling sufficient to establish whether mineralization is of economic interest is scheduled for 2000.

     At the Twin Hills project, the Company spent $1.2 million in 1999 ($0.8 million in 1998) and has budgeted up to $0.7 million for 2000. Although several drilling programs were completed in 1999 the existing sub-economic resource has not changed. The future direction of the project is under review.

     Near the end of 1999, the partners at the Junction Reefs property (Homestake 54.5%, Climax 45.5%) decided to seek a third partner to fund an intensive drilling program designed to continue to search for a Ridgeway style orebody along a belt of anomalous gold copper mineralization that can be correlated with the prolific Cadia mineral trend to the northwest. Homestake spent $0.3 million on the project in 1999 ($0.8 million in 1998). Homestake's share of expenditures are expected to be minimal in 2000.

     During 1999, drilling was conducted on all three of the major projects owned by Lachlan. The most significant result was the extension of the disseminated sulfide nickel mineralization at the northern end of the Mount Goode property in Western Australia. A new induced polarization geophysical survey has generated additional anomalies in the vicinity that are expected to be drill tested during 2000. During 1999, Lachlan spent $0.5 million net of joint venture contributions, and a similar level of expenditure is planned in 2000.

Andes Region
------------

     During 1999 and for the next several years, exploration programs in the region will be focused on Homestake's holdings in Chile and Argentina, and on the search for new opportunities in Peru.

     The Company currently has three major exploration projects in the Andes: the Agua de La Falda project in northern Chile owned jointly with Codelco (Homestake 51%, Codelco 49%), and the 100% owned Rio Frio and Del Carmen projects in northwestern Argentina. In addition, Homestake has two resource development projects, Veladero (Homestake 60%, Barrick 40%) in northwestern Argentina and Jeronimo (Homestake 51%, Codelco 49%) in northern Chile. Combined exploration expenditures in 1999, which include Homestake's share of the drilling at Veladero prior to the acquisition of Argentina Gold and metallurgical testwork at Jeronimo, were

$10 million. The exploration budget for 2000, excluding resource development, is $5.8 million. In addition, approximately $12.5 million of resource development expenditures on Veladero and Jeronimo are planned in 2000.

     Exploration expenditures at the 51% owned Agua de la Falda property in Chile were $2.4 million in 1999 ($2.1 million in 1998) and $1.9 million is planned in 2000 (100% basis). Metallurgical investigations on the Jeronimo deposit in 1999 expended a further $1.1 million. During 1999, the joint venture land position was expanded nearly eightfold. This provides access to an entire mineral district that only has been intermittently explored for gold in recent times. Although the Jeronimo deposit is still open, future extension drilling has been deferred pending the outcome of metallurgical work and recent drilling has been concentrated on outlying targets. New unoxidized gold mineralization was discovered at Jeronimo Norte and in a previously untested horizon at depth below the existing underground mine workings. The significance of this mineralization is not yet known. Two oxide gold targets tested with preliminary drilling are planned for follow-up drilling early in 2000.

     In Argentina, Homestake spent $0.8, $0.7, and $0.8 million in 1999 on its 100% owned Rio Frio, Del Carmen and Patagonia projects, respectively, and $1.6, $0.5, and $0.1 million respectively, is budgeted for the same projects in 2000.

     At Rio Frio, which comprises claims covering multiple centers of hydrothermal alteration along the East Indio Belt, field evaluation programs were initiated along with the drill testing of two targets. Preliminary holes at the Guanaco Zonzo target contain silver mineralization of considerable interest. It is anticipated that several more targets will be generated and drill tested during 2000.

     Further south at the Del Carmen project, one target was drilled near year end and field crews are evaluating several other areas containing surface mineralization. Additional drilling is budgeted for 2000.

     A first pass evaluation was completed on all of the priority areas on the Patagonia holdings in southern Argentina and trenching was conducted at the Breccia Ridge prospect that exhibited elevated gold values on surface. A geophysical survey currently is being conducted at the Breccia Ridge prospect and at adjacent areas showing anomalous gold values in an attempt to define large areas of silicification for possible drilling in 2000.

Other International
-------------------

     During 1999, Homestake withdrew from exploration in Eastern Europe and Brazil. For the next few years Homestake plans to mount vigorous exploration programs on its holdings in the regions discussed above.


                      GLOSSARY AND INFORMATION ON RESERVES

GLOSSARY

     The following terms used in the preceding discussion mean:

     "Cash operating costs" are costs directly related to the physical activities of producing gold, and include mining, processing and other plant costs, deferred mining adjustments, third-party refining and smelting costs, marketing expenses, on-site general and administrative costs, in-mine drilling expenditures that are related to production, and other direct costs, but exclude depreciation, depletion and amortization, corporate general and administrative expense, mineral exploration expense, royalties, federal and state income and production taxes, Canadian mining taxes, financing costs, and accruals for final reclamation.

     "Other cash costs" are costs that are not related to, but may result from, gold production activities, and include royalties and federal and state production taxes, but excludes Canadian mining taxes.

     "Total cash costs" are the sum of cash operating costs and other cash costs.

     "Noncash costs" are typically accounted for ratably over the life of an operation and include depreciation, depletion and amortization of capital assets, accruals for the costs of final reclamation and long-term monitoring and care that are usually incurred at the end of mine life, and the amortization of the economic cost of property acquisitions. It excludes amortization of deferred tax purchase adjustments relating to property acquisitions established in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" as these deferred tax purchase adjustments do not involve any economic resources of the Company.

     "Total production costs" is the sum of cash operating costs, other cash costs and noncash costs.

     "In-situ deposit" refers to reserves still in the ground. This does not include previously mined stockpiled reserves that are being stored for future processing.

     "Mineral deposit" and/or "Mineralized material" is gold-bearing material that has been physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization to have economic potential warranting further exploration evaluation. While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material has established geologic continuity, but cannot be classified in the reserves category until final technical, economic and legal factors have been determined and the project containing the material has been approved for development. Under United States Securities and Exchange Commission standards, a mineral deposit does not qualify as a reserve unless the recoveries from the deposit are expected to be sufficient to recover total cash and noncash costs for the mine and related facilities.

     "Run-of-mine ore" is mined ore that has not been subjected to any pretreatment, such as washing, sorting or crushing, prior to processing.

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

INFORMATION ON RESERVES

Gold
----

     The proven and probable gold ore reserves stated in this Report reflect estimated quantities and grades of gold in in-situ deposits and in stockpiles of mined material that Homestake believes can be recovered and sold at prices sufficient to recover the estimated future cash costs of production and remaining investment. The estimates of cash costs of production are based on current and projected costs. Estimated mining dilution has been factored into the reserve calculations. Homestake used gold prices of $325 per ounce in calculating reserves at December 31, 1999 and 1998.

Silver
------

     The proven and probable silver ore reserves have been calculated on the same basis as gold ore reserves, except that silver reserves at December 31, 1999 and 1998 are based on an assumed price of $5.25 and $5.00 per ounce, respectively.

Sulfur
------

     Homestake's proven sulfur reserves represent the quantity of sulfur in the Main Pass 299 deposit for which geological, engineering and marketing data give reasonable assurance of recovery and sale under projected economic and operating conditions.

Oil
---

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

Estimation of Reserves
----------------------

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

     Other Information
     -----------------

     Ore reserves are reported as general indicators of the life of mineral deposits. Changes in reserves generally reflect (i) efforts to develop additional reserves; (ii) depletion of existing reserves through production;
(iii) actual mining experience; (iv) continued testing and development of additional information; and (v) price and operating cost forecasts. Grades of ore actually processed from time to time may be different from stated reserve grades because of geologic variation in different areas mined, mining dilution, losses in processing and other factors. Recovery rates vary with the metallurgical and other characteristics and grade of ore processed. Actual quality and other characteristics of ore deposits, gold and silver prices, and costs of production will vary from the assumptions used to develop reserve estimates. Such differences may be material.


                      OVERVIEW OF AUSTRALIAN, CANADIAN AND
                   UNITED STATES REGULATION OF MINING RIGHTS

Australia
---------

     The mining of hard rock minerals in Australia is regulated by State or Territory legislation and regulation which is administered by a responsible government department within each jurisdiction. Each State and Territory has its own separate mining regime and there is little uniformity of legislation and regulations on an Australia-wide basis. As a general rule, the Crown is vested with ownership of minerals. Private ownership can, however, occur occasionally. Rights to explore, mine and produce minerals can be obtained from the State or Territory government.

     In general, exploration is authorized by statutory title with specific rights and fees varying between jurisdictions. Such titles are usually granted for relatively short periods and, in some cases, only upon approval by the relevant government department of a program of work and expenditure or subject to minimum expenditure commitments.

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

     See "Risks of Native Title Claims - Australia" included in the Risk Factors section included elsewhere in Part I of this Report.

Canada
------

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

     See "Risks of Native Title Claims - Canada" included in the Risk Factors section included elsewhere in Part I of this Report.

United States
-------------

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

General
-------

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

     Homestake makes capital expenditures to minimize the effects of its operations on the environment. Capital expenditures primarily are for the purchase or development of environmental monitoring equipment and containment of tailings and waste rock. In 1999, these expenditures totaled approximately $3.5 million compared to $3 million in 1998. Homestake estimates that during 2000 capital expenditures for such purposes will be approximately $2 million and that during the five years ending December 31, 2004, such capital expenditures will be approximately $10 million.

     Homestake also incurs operating costs to minimize the effects of its operations on the environment, including current reclamation costs, costs for environmental monitoring and studies to identify and quantify environmental impacts, if any, and accruals for remediation and future reclamation expenditures. Such expenses totaled approximately $28 million in 1999, compared with approximately $55 million in 1998. Homestake estimates that environmental and related operating costs in 2000 will be approximately $20 million. The above amounts exclude expenditures related to the Company's discontinued uranium operations.

     Under applicable law and the terms of permits under which Homestake operates, Homestake is required to reclaim land disturbed by its operations. In the mining industry, most reclamation work takes place after mining and related operations terminate. Homestake has adopted a policy of conducting reclamation concurrently with mining operations where practical. As a result, an increasing amount of reclamation is being conducted simultaneously with mining. At December 31, 1999 and 1998, Homestake had accrued $137 million and $131 million, respectively, for future reclamation and related costs. With respect to nonoperating properties, Homestake believes that it has fully provided for all remediation liabilities and for estimated reclamation and site restoration costs. Homestake's provisions are evaluated regularly and adjusted when necessary. At September 30, 1999, Homestake recorded an additional provision for estimated environmental and reclamation costs for historical operations at properties acquired in the 1998 acquisition of Plutonic in the amount of $5.2 million. Homestake charges reclamation costs incurred in connection with its exploration activities as expenses in the year in which incurred. For mining operations, Homestake provides for final reclamation on a units-of-production basis over the individual operating mine lives.

     Homestake's operations are conducted under permits issued by regulatory agencies. Many permits require periodic renewal or review of their conditions. Homestake cannot predict whether it will be able to renew such permits or whether material changes in permit conditions will be imposed.

RCRA
----

     The United States Environmental Protection Agency ("EPA") has not yet issued final regulations for management of mining wastes under the United States Resource Conservation and Recovery Act ("RCRA"). The ultimate effects and costs of compliance with RCRA cannot be estimated at this time.

CERCLA
------

     The United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") imposes heavy liabilities on any person who is responsible for an actual or threatened release of any substance classified as hazardous, including liability for oversight costs incurred by the EPA.

Whitewood Creek
---------------

     Deposits of tailings along an 18-mile stretch of Whitewood Creek formerly constituted a site on the National Priorities List ("NPL"). The site was deleted from the NPL in 1996. Mining companies operating in the Black Hills of South Dakota, including Homestake, placed mine tailings in Whitewood Creek beginning in the nineteenth century. Some tailings placed in Whitewood Creek eventually flowed into the downstream receiving waters. Homestake ceased the placement of mine tailings onto Whitewood Creek in 1977 and for more than 21 years the Homestake mine has impounded all mine tailings that are not redeposited in the mine.

     In 1977, the State of South Dakota, the United States government and the Cheyenne River Sioux Tribe (the "Federal Trustees") filed an action against Homestake, alleging that Homestake's disposal of mine tailings in Whitewood Creek resulted in injuries to natural resources in Whitewood Creek and downstream receiving waters. In its answers, Homestake denied that there has been any continuing damage to natural resources or nuisance as a result of the placement of tailings in Whitewood Creek. Homestake also counterclaimed against the State of South Dakota and the Federal Trustees seeking cost recoupment, contribution and indemnity. In September 1999, Homestake, the State of South Dakota and the Federal Trustees reached full and complete settlement of the natural resource damage claims and counterclaims. Homestake will pay a total of $4 million to be used for natural resource restoration in four equal annual installments, the first of which was made in October 1999. In addition, Homestake will purchase for $300,000 up to 3,300 acres of land owned by the U.S. Bureau of Land Management and pay the United States Government $500,000 as reimbursement of costs incurred by the Government for natural resource damage assessment. The Cheyenne River Sioux Tribe will receive $500,000 in cash compensation for future environmental monitoring uses, and 400 acres of Black Hills land owned by Homestake. Homestake will modify its diversion of water on Spearfish Creek for three months each year, to permit instream flow to increase by up to 20 cubic feet per second ("cfs"). Upon closure of the Homestake mine, Homestake will relinquish the year-round right to diversion of that same 20 cfs of flow. The cost of this settlement was recorded in 1998.

Grants Tailings
---------------

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

     Under Nuclear Regulatory Commission ("NRC") regulations, the decommissioning of the uranium mill tailings facilities is in accordance with the provisions of the facility's license. The facility license sets the closure of the two tailings impoundments as 2004 and 2013, subject to extension under certain circumstances. The NRC and EPA signed a Memorandum of Understanding in 1993 which has established the NRC as the oversight and enforcement agency for decommissioning and reclamation of the site. Mill decommissioning was completed in 1994 and final closure of the Grants large tailings site is scheduled for completion in 2003. During 1999, Homestake incurred approximately $4 million of reclamation expenditures at the Grants facility and approximately $3 million is planned to be expended during 2000.

     Title X of the Energy Policy Act of 1992 (the "Energy Policy Act") and subsequent amendments to the Energy Policy Act authorized appropriations of $335 million to cover the Federal Government's share of certain costs of reclamation, decommissioning and remedial action for by-product material (primarily tailings) generated by certain licensees as an incident of uranium sales to the federal government. Reimbursement is subject to compliance with regulations of the Department of Energy ("DOE"), which were issued in 1994. Pursuant to the Energy Policy Act, the DOE is responsible for 51.2% of the past and future costs of reclaiming the Grants site in accordance with NRC license requirements. Through December 31, 1999 Homestake had received $27.2 million from the DOE and the balance sheet at December 31, 1999 includes an additional receivable of $8.1 million for the DOE's share of reclamation expenditures made by Homestake through 1999.

     In 1983, the State of New Mexico filed claims against Homestake for natural resource damages resulting from the Grants site. The State has taken no action to pursue the claims.

Lead
----

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

Foreign Operations
------------------

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

     Most of Homestake's gold production and significant exploration activities take place in the United States, Australia and Canada, all of which historically have experienced relatively low levels of political and economic risk.
Homestake also produces gold in Chile and conducts exploration activities in Argentina, Chile and the Andean region of South America. These regions generally have higher levels of political and economic risk than the United States, Australia and Canada, including greater potential for government instability, uncertainty of laws and legal enforcement and compliance, defects in or uncertainty as to title to mining property, expropriation of property, restrictions on production, export controls, currency non-convertibility, fluctuations in currency exchange rates, inflation and other general economic and political uncertainties.

Risks of Gold and Silver Price Fluctuations and Hedging Activities

     The results of Homestake's operations are significantly affected by the market price of gold and, to a lesser extent, the market price of silver. The markets for gold and silver are worldwide markets. Gold and silver prices are subject to volatile price movements over short periods of time and are influenced by numerous factors over which Homestake has no control, including expectations with respect to the rate of inflation, the relative strength of the United States dollar and certain other currencies, interest rates, global or regional political or economic crises, demand for jewelry and industrial products containing gold and silver, speculation, and sales by central banks and other holders and producers of gold and silver in response to these factors.

     The following table shows the reported annual high, low, average and end of the period afternoon fixing prices of gold per ounce and silver per ounce in US dollars on the London Bullion Market.

                                        Years Ended December 31,
                                        ------------------------

                                       1999       1998       1997       1996        1995
                                       ----       ----       ----       ----        ----
Gold
 High..........................       $ 326      $ 313      $ 367       $ 416       $ 397
 Low...........................         253        273        283         367         372
 Average.......................         279        294        331         388         384
 Period End....................         290        287        290         369         387
Silver
 High..........................       $5.71      $7.81      $6.27       $5.83       $6.04
 Low...........................        4.88       4.69       4.22        4.71        4.41
 Average.......................        5.22       5.54       5.17        5.19        5.19
 Period End....................        5.33       5.01       5.95        4.73        5.11

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

     Homestake has adopted a precious metals hedging policy under which Homestake, in appropriate circumstances, may enter into forward-sales transactions for up to 30% of its gold and silver production in each of the subsequent ten years (five years for silver) at prices in excess of certain targeted prices. Homestake may also use, in appropriate circumstances, combinations of put and call option contracts, which provide an effective price floor for sales. To the extent Homestake has not hedged its production in forward-sales transactions or established price floors, its profitability is fully exposed to fluctuations in the current price of gold and silver in world markets.

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

Risks Associated with Reserve Realization

     Gold and silver reserves reported by Homestake reflect estimated quantities and grades of gold and silver in deposits and in stockpiles of mined material that Homestake believes can be mined, processed and sold at prices sufficient to recover the estimated future cash costs of production, remaining investment and anticipated additional capital expenditures. Reserves are estimates based upon drilling results, past experience with mining properties, experience of the person making the reserve estimates and many other factors. Reserve estimation is an interpretive process based upon available data. Further, reserves are valued based on estimates of future costs and future prices. Homestake's gold reserves at December 31, 1999 and 1998 are based on an assumed price of $325 per ounce. Silver reserves at December 31, 1999 and 1998 at the Eskay Creek mine are based on assumed silver prices of $5.25 per ounce and $5 per ounce, respectively.

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

Risks of Government Regulation of Mining

     Homestake's mining operations are subject to extensive regulation governing development, production, labor standards, occupational health, waste disposal, use of toxic substances, environmental regulations, mine safety and other matters. Some jurisdictions also require or may in the future require the payment of royalties. Changes in regulations can have material impacts on anticipated levels of production, costs and profitability. It is possible that exploration, development or operation of a mine may be delayed or terminated as a result of the inability to obtain all required permits and government approvals on an economic basis, or the imposition of royalty payments or other government regulations.

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

Risks of Native Title Claims

Australia

     The decision of the High Court of Australia in 1992 in Mabo and Others v Queensland (No. 2) recognized traditional native title rights to land. That decision and the Racial Discrimination Act raised the possibility that mining and exploration tenements granted by the Crown after October 31, 1975, over areas where there were existing native title rights might be invalid to the extent of any inconsistency with those native title rights. State governments and industry demanded, and were soon given, validation of all existing
interests.   This was achieved by virtue of the Native Title Act 1993 (Cth) and complementary State and Territory legislation. In 1996, the High Court held in The Wik Peoples v Queensland that the grant of pastoral leases will not necessarily extinguish native title rights. (Many mining leases have been granted over areas of pastoral leasehold.)

     The Native Title Act also establishes a mechanism for determination of claims to native title. The legislation provides for a right to negotiate before the grant or renewal of certain tenements (other than renewals of tenements as of right, in accordance with the terms of their original grant) after January 1, 1994. Negotiations must take place between the native title holders or claimants, the grantee party and the government party. A grantee party may pay compensation to the native title holders and claimants for the future grant of a mining tenement. If agreement cannot be reached after negotiations in good faith for six months, court approval of the proposed tenement(s) can be applied for. Such court approval may include conditions with respect to compensation, but to-date, has not. The grant of a mining tenement ordinarily has the effect of suspending native title. Any compensation for the suspension is payable by the government that granted the tenement.

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

     One production mining lease was granted between January 1 and March 15, 1995, when Western Australia did not comply with the requirement of negotiation in granting these titles. Legislation has now been passed to validate titles granted in Western Australia during this period.

     Some of Homestake's exploration tenements in Australia are subject to multiple native title claims. Should Homestake be successful in its exploration activities in these areas and seek to convert its interests to mining leases, it will be necessary to comply with the right to negotiate provisions of the Native Title Act. The requirements for negotiation and the possibility of a requirement to pay compensation may result in delay and increased costs for mining in the affected mining areas.

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

     It is the stated policy of the British Columbia government that lands held in fee simple by third parties will not be affected by treaty negotiation and that the province will respect the terms of all existing legal interests in Crown lands and resources including leases and licenses. However, where there are legal interests in Crown lands which, under a treaty, become Treaty title lands, and where those legal interests have termination dates, subject to extensions or renewals, the province will likely decline to grant further extensions or renewals. The Nisga'a treaty contemplates that future rights and interests within the Treaty title lands will be subject to negotiation with the Nisga'a government and to potential payment of fees, royalties or other charges to the Nisga'a government.

     Any confirmation by treaty of non-exclusive aboriginal rights on Crown land will mean the continuation of certain limitations and procedural requirements (such as consultation and possibly consent) on the disposition of Crown land and resources.

     There are aboriginal claims that extend to the area of British Columbia in which the Eskay Creek mine is located. This mining operation is conducted under government mining leases which grant the exclusive right to mine. There has not been any determination of the existence of any valid claim of aboriginal rights or title in the area. Homestake does not expect any interruption of its existing mining operations in British Columbia, and Homestake does not believe that its other Canadian operations will be materially adversely affected by aboriginal claims. However, Homestake expects that future Canadian activities, including exploration and development of new mines, could be slowed and could be adversely affected, depending on future legal developments in this area and the extent of aboriginal rights in any particular property.

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

     The purpose of these cautionary statements is to identify certain important factors and assumptions on which forward-looking statements may be based or which could cause actual results to differ materially from those expressed in forward-looking statements. The important factors and assumptions set forth below should be read in conjunction with "Risk Factors" above.

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

     The Canadian statutory tax rate, including federal and provincial income tax and mining tax is approximately 49%. The applicable United States tax rate is 21% (20% alternative minimum tax plus 1% state tax). The Australian statutory rate was 36% in 1999. In December 1999, the Australian government enacted certain significant changes to the structure of taxation in Australia. These changes included a reduction of the statutory rate to 34% for the fiscal year beginning July 1, 2000 and a further reduction to 30% for years thereafter. Further changes to the structure of taxation in Australia, the impacts of which currently are unknown, are expected to be enacted during 2000.

     Homestake's reported tax rate varies from the statutory rate because of certain differences between the tax laws and the accounting treatment of income and expenditures. For example, as a result of the acquisition of the minority interests in Prime, there was an increase in the basis of mining assets for financial reporting purposes that is not deductible for Canadian tax purposes. The problem is partially mitigated by the FASB 109 deferred tax purchase accounting adjustments established at the time of purchase. In addition, some of Homestake's foreign exploration costs are expensed for accounting purposes but are not yet deductible for tax purposes. Therefore, the tax benefit related to those expenditures cannot be recognized until there is sufficient taxable income generated in the jurisdictions where such expenditures are incurred. Certain Canadian accounting expenses cannot be deducted in calculating the mining tax. Homestake also has limited ability to utilize foreign tax credits in calculating its United States income tax.

     Homestake's overall effective tax rate is dramatically impacted by the geographic mix of its pretax income and losses. A greater proportion of income in a high tax jurisdiction, like Canada, can cause the consolidated effective tax rate to rise.

     Homestake's overall effective tax rate also can fluctuate significantly during a period of low gold prices, because the tax rate is affected by the ratio of tax expense to pretax income. Low pretax income or pretax losses can produce unusually high or unusually low effective tax rates (including the possibility of negative rates). This can occur if mining and income tax expenses continue to accrue on profitable mines in high tax jurisdictions while losses are incurred in low tax jurisdictions. The tax expense in the high tax jurisdiction is not fully offset by the tax benefit from losses generated in the low tax jurisdictions. As a result, as the income and tax expenses from all jurisdictions are blended into a consolidated total, the overall effective rate is disproportionately impacted.

                                   CUSTOMERS

     Sales to individual customers exceeding 10% of Homestake's 1999 and 1998 consolidated revenues are stated below. Homestake believes that the loss of any of these customers would not have a material adverse impact on Homestake because of the active worldwide market for gold.

                               1999                1998
                                   ($ in thousands)
         Customer A          $142,000
                  B            99,000            $ 75,600
                  C            96,000                   -
                  D            77,800                   -
                  E            76,000             108,000
                  F                 -             120,100
                  G                 -              99,200

                               CREDIT FACILITIES

     See note 12 "Long-term Debt" to the consolidated financial statements on beginning on page 45 of the 1999 Annual Report to Shareholders for details of the Company's credit facilities. Such information is hereby incorporated by reference.

                                   EMPLOYEES

     The number of full-time employees at December 31, 1999 of Homestake and its subsidiaries was:

         Homestake mine /1/                                              360
         McLaughlin mine                                                  94
         Ruby Hill mine                                                   91
         Nickel Plate mine                                                12
         Eskay Creek mine                                                110
         Plutonic mine                                                   126
         Darlot mine                                                      62
         Lawlers mine                                                     49
         Agua de la Falda mine /1/                                        47
         United States corporate staff and other                          68
         Canada exploration and corporate staff                           19
         Australian exploration and corporate staff                       73
         Argentina exploration and corporate staff                        82
         United States exploration                                        18
         Uranium                                                           8
         Chile exploration and corporate staff                            31
                                                                       -----
           Total                                                       1,250

     1. Operations where a portion of the employees are represented by a labor union.

     The number of full-time employees (excluding contractors' employees) at December 31, 1999 in jointly-owned operations in which Homestake participates was:

         Kalgoorlie Consolidated Gold Mines Pty Ltd /1/           389
         Williams Operating Corporation                           605
         Round Mountain mine                                      694
         Teck-Corona Operating Corporation /1/                    212
         Pinson Mining Company                                     13
         Marigold Mining Company                                   91
         Main Pass 299                                            177
                                                               ------
         Total                                                  2,181

         1. Operations where a portion of the employees are represented by a labor union.

         Labor relations at all locations are believed to be good. At the Homestake mine, a five-year labor contract was signed in May 1998. A new three-year union contract at the David Bell mine was signed in April 1999.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, their ages at December 31, 1999, their business experience and principal occupations during the past five years and their business backgrounds are:

     Jack E. Thompson - Chairman since July 1998 and Chief Executive Officer since May 1996, age 49. He was President from August 1994 to April 1999. He was Chief Operating Officer from August 1994 until May 1996, and from August 1994 to June 1995, he was also Chairman of Prime. He was Executive Vice President, Canada of the Company and President of Prime from 1992 through August 1994. He also was President of North American Metals Corp. from 1988 until 1993. He is a mining engineer with over 29 years of experience in mining and mine management.

     Walter T. Segsworth - President and Chief Operating Officer since April 1999, age 50. He was President and Chief Executive Officer of HCI and Vice President, Canada from April 1998 to March 1999 and was President and Chief Executive Officer of Prime from April 1998 through December 1998. Prior to joining Homestake, he was President, Chief Executive Officer and Director of Westmin Resources Limited in Vancouver until it was acquired in early 1998. Before joining Westmin in 1990 he was employed by Noranda Limited in a number of positions of increasing responsibility. He is a mining engineer with more than 28 years of professional experience.

     David W. Peat - Vice President, Finance and Chief Financial Officer since April 1999, age 47. He was Vice President and Controller from December 1995 to April 1999. He was Controller of the Company from 1992 through November 1995. Prior to joining Homestake in 1992, he was Vice President, Controller for International Corona Corporation. He is a chartered accountant with over 23 years of accounting and finance experience.

     Michael L. Carroll - Vice President and Treasurer since July 1999, age 46. He was Treasurer from April 1997 to July 1999 and Director or Taxes from October 1991 to April 1997. Prior to joining Homestake in 1991, he was Assistant Vice President of Bond International Gold Inc. Before joining Bond, he was Director of Taxes for St. Joe Minerals Corporation. He has over 22 years of accounting, finance and tax experience.

     Lee A. Graber - Vice President, Corporate Development since 1983, age 51. From 1980 to 1983, he was Manager, Corporate Development and Planning. He has over 28 years of experience in finance and corporate development.

     James B. Hannan - Vice President and Controller since July 1999, age 33. Prior to joining Homestake, he was the Chief Financial Officer from March 1999 to June 1999 and Director, Commercial Development from February 1998 to March 1999 at Koch Mineral Services, a division of Koch Industries, Inc. Before joining Koch, he was controller at Pegasus Gold Corporation from November 1996 to February 1998 and Assistant Controller from April 1995 to November 1996. He is a certified public accountant with over ten years of experience in accounting and finance.

     Wayne Kirk - Vice President, General Counsel and Secretary since September 1992, age 56. He was a partner in Thelen, Marrin, Johnson & Bridges from 1976 to 1992. He has practiced law for 31 years.

     Gregory A. Lang - Vice President, Australian Operations since January 1999, age 44. He was Vice President, U.S. and International Operations from August 1998 to December 1998, Vice President, Development from March 1997 to August 1998, Vice President of Homestake International Minerals Limited from June 1996 until March 1997, General Manager, Project Development from January 1996 until June 1996 as well as General Manager of the Ruby Hill project from October 1994 through June 1996, and General Manager of the Nickel Plate mine from 1993 until October 1994. He joined Homestake in 1992 as Resident Manager of the Santa Fe mine, a position he had held with International Corona Corporation since 1988. He is a mining engineer with over 22 years of experience in mining and mine management.

     Igor Levental - Vice President, Investor Relations since August 1999, age
44. He was the Manager, Corporate Development since 1994. Prior to joining Homestake in 1994, he was Vice President, Investments and Investor Relations for International Corona Corporation. He has over 23 years experience in engineering and investor relations.

     Donald W. T. Lewis - Vice President, Evaluations since March 1997, age 42. He was Director, North American Exploration/Evaluations from January 1996 until March 1997. He joined Homestake in 1992 as Director, Project Generation. Prior to joining Homestake he was Exploration Manager - Western Canada for International Corona Corporation from 1989 until 1992. He is a geologist with more than 20 years of professional experience.

     William F. Lindqvist - Vice President, Exploration since August 1995, age
57. He rejoined Homestake from Newcrest Mining Company, where he was Executive General Manager, Exploration. He was Vice President, Exploration at Homestake from 1990 through 1992. He is a geologist with more than 29 years of professional experience.

     Stephen A. Orr - Vice President, North American Operations since August 1999, age 44. He also is President and Chief Executive Officer of HCI. He was the Vice President, Investor Relations from August 1998 to July 1999, Vice President, U.S. Operations from December 1996 to August 1998, General Manager of the Homestake mine from January 1995 until December 1996, Operations Manager from 1993 to 1995 and Manager, Mine Engineering from 1992 to 1993. He was a Financial Analyst in the Corporate Finance Department from 1990 to 1992. He has been with Homestake since 1981 and has over 22 years of experience in mining and mine management.

     Mary T. Schuba - Vice President, Human Resources since April 1999, age 52. She was the Director, Human Resources from August 1995 to April 1999. She has been with Homestake since 1985 and has over 25 years of experience in personnel and employee relations.

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

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None

                                    PART II

         ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                              STOCKHOLDER MATTERS

    a. The common stock of Homestake Mining Company is registered and traded principally on the New York Stock Exchange under the symbol "HM." It is also listed and traded in Switzerland on the Basel, Geneva and Zurich stock exchanges under the same symbol and on the Australian Stock Exchange under the symbol HSM. HCI Exchangeable Shares are listed and traded in Canada on the Toronto stock exchange under the symbol "HCX".

    b. The number of holders of common stock of record as of March 6, 2000 was 19,949. The number of holders of HCI Exchangeable Shares of record as of March 6, 2000 was 1,488.

    c. Information about the range of sales prices for the common stock and the frequency and amount of dividends declared during the past two years appears in the tables on page 57 in the Company's 1999 Annual Report to Shareholders. The tables setting forth sales prices and dividends are hereby incorporated by reference. Information about certain restrictive covenants under the Company's line of credit appears in note 12 entitled "Long-term Debt" beginning on page 45 in the Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to Shareholders. Such information is hereby incorporated by reference.

    d. Reference is hereby made to the note 16 entitled "Shareholders' Equity" on page 50 in the Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to Shareholders. Such information is hereby incorporated by reference.

    e. The Registrant did not sell any securities during 1999 that were not registered under the Securities Act of 1933 except as follows:

         (i)    Argentina Gold Corp. Acquisition.  Homestake issued 20.9
                --------------------------------
         million shares of its Common Stock to acquire Argentina Gold Corp. The shares were issued effective as of April 29, 1999. These shares were issued without registration in reliance upon an exemption under Section 3(a)(10) of the Securities Act after a fairness hearing by the Supreme Court of British Columbia.


                        ITEM 6 - SELECTED FINANCIAL DATA

     A summary of selected consolidated financial data of the Company and its subsidiaries for the five-year periods ended December 31, 1999 appears on page 58 in the Company's 1999 Annual Report to Shareholders. The summary of selected consolidated financial data is hereby incorporated by reference.

                ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations covering the three year periods ended December 31, 1999 appears on pages 24 through 33 in the Company's 1999 Annual Report to Shareholders and is hereby incorporated by reference.


                      ITEM - 7 (a) MARKET RISK DISCLOSURES

     See notes 2 and 18 to the consolidated financial statements at December 31, 1999 for additional information regarding the Company's precious metals and foreign currency hedging programs and the adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". Such information is hereby incorporated by reference.

  Gold And Silver Risk Disclosures

     The results of the Company's operations are affected significantly by the market price of gold. Gold prices are influenced by numerous factors over which the Company has no control, including expectations with respect to the rate of inflation, the relative strength of the United States dollar and certain other currencies, interest rates, global or regional political or economic crises, demand for gold for jewelry and industrial products, and sales by holders and producers of gold in response to these factors. Homestake's precious metals hedging policy provides for the use of forward sales contracts to hedge up to 30% of each of the following ten year's expected annual gold production, and up to 30% of each of the following five year's expected annual silver production, at prices in excess of certain targeted prices. The policy also provides for the use of combinations of put and call option contracts to establish minimum floor prices.

    At December 31, 1999 the Company had gold forward sales and option contracts outstanding as follows:

                                                 Expected Maturity or Transaction Date
                                 -----------------------------------------------------------------------                  Fair
                                                                                              There-       Total or   Value (US $
                                    2000         2001        2002       2003       2004        after       Average     millions) (2)
                                 ------------ ----------- ----------- ---------- ---------- ------------  ----------- -------------
US $ denominated contracts:
 Forward sales contracts:                                                                                                   $ 14.8
    Ounces                            85,080      10,000      10,000          -          -      409,200      514,280
    Average price ($ per oz.)          $ 430       $ 400       $ 403          -          -        $ 408         $411

 Put options owned:                                                                                                            4.2
    Ounces                           110,000      80,000           -          -          -            -      190,000
    Average price ($ per oz.)          $ 279       $ 253           -          -          -            -         $268

 Call options written:                                                                                                        (7.8)
    Ounces                            95,000      80,000           -          -          -            -      175,000
    Average price ($ per oz.)          $ 275       $ 253           -          -          -            -         $265

 Call options purchased:                                                                                                       5.8
    Ounces                            80,000      80,000           -          -          -            -      160,000
    Average price ($ per oz.)          $ 268       $ 268           -          -          -            -         $268

Australian $ denominated contracts: (1)
 Forward sales contracts:                                                                                                        -
    Ounces                                 -           -      24,800     24,800     24,800       26,000      100,400
    Average price (US$ per oz.)            -           -       $ 344      $ 344      $ 344        $ 344         $344

 Put options owned:                                                                                                           10.4
    Ounces                           120,000     120,000           -          -          -            -      240,000
    Average price (US$ per oz.)        $ 340       $ 350           -          -          -            -         $345

(1)  Expressed in US dollars at an exchange rate of A$ = US$0.6539
(2) Fair values are based on market quotations for similar financial instruments

     At December 31, 1999 the Company had forward sales contracts outstanding for approximately 4.2 million ounces of silver for delivery during 2000 and 2001 at an average price of $6.24 per ounce. The fair value of these silver contracts at December 31, 1999, based on market quotations for similar financial instruments, was $3 million.

Foreign Currency Risk Disclosures

     Significant portions of the Company's operations are located in Australia and Canada. The Company's profitability is impacted by fluctuations in those countries' currency exchange rates relative to the United States dollar. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts to minimize the effects of a strengthening of either the Canadian or Australian currencies in relation to the United States dollar.

    At December 31, 1999 the Company had Canadian and Australian foreign currency option contracts outstanding as follows:

                                                       Expected Maturity or Transaction Date
                                                       -------------------------------------                  Fair
                                                                                              Total or    Value (US $
                                                          2000        2001        2002        Average      millions) (4)
                                                       -----------  ----------  ----------   -----------  -------------
   (US$ in millions)
   Canadian $ / US $ option contracts:                                                                           $ 1.4
      US $ covered                                         $105.4      $ 62.1           -       $ 167.5
        Written puts, average exchange rate (1)              0.69        0.66           -          0.68
      US $ covered                                         $105.4       $66.1           -        $171.5
        Purchased calls, average exchange rate (2)           0.72        0.69           -          0.71
      US $ covered                                         $105.4       $38.3           -        $143.7
        Purchased puts, average exchange rate (3)            0.65        0.65           -          0.65

   Australian $ / US $ option contracts:                                                                           2.0
      US $ covered                                         $129.5       $63.3       $26.0        $218.8
        Written puts, average exchange rate (1)              0.66        0.65        0.69          0.66
      US $ covered                                         $129.5       $63.3       $26.0        $218.8
        Purchased calls, average exchange rate (2)           0.68        0.66        0.69          0.67
      US $ covered                                         $118.6       $52.3       $26.0        $196.9
        Purchased puts, average exchange rate (3)            0.63        0.64        0.66          0.64

  (1) Assuming exercise by the counter-party at the expiration date, the Company would exchange US dollars for Canadian or Australian dollars at the put exchange rate if the spot exchange was below the put exchange rate.

  (2) Assuming exercise by the Company of the expiration date, the Company would exchange US dollars for Canadian dollars or Australian dollars at the call exchange rate if the spot exchange rate was above the call exchange rate.

  (3) Assuming exercise by the Company of the expiration date, the Company would exchange Canadian or Australian dollars for US dollars at the put exchange rate if the spot exchange rate was below the put exchange rate.

  (4) Fair values are based on market quotations for similar financial instruments.

  The Company does not require or place collateral for its foreign currency and precious metals hedging derivatives. However, the Company minimizes its credit risk by dealing with only major international banks and financial institutions.

Other Financial Instrument Risk Disclosures

The carrying values of the Company's long-term debt and other financial instruments approximated their estimated fair values at December 31, 1999 (see notes 12 and 15 to the consolidated financial statements at December 31, 1999). The Company's 5.5% convertible subordinated notes (with a principal balance of $135 million at December 31, 1999) mature in June 2000 and the fair value of this debt has been estimated to approximate its carrying value due to the relatively short time until maturity and the provision that the Company can redeem this debt at any time at par value. The fair value of borrowings under the pollution control bonds and the Company's cross-border credit facility have been estimated to approximate their carrying values as these instruments bear interest at prevailing market rates. The Canadian dollar-denominated borrowings under the cross-border credit facility are held by the Company's Canadian subsidiaries whose functional currency is the Canadian dollar. Therefore the reported liability balance, as expressed in the US dollar reporting currency of Homestake, will fluctuate as the Canadian to US dollar exchange rate changes.


              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Company's 1999 Annual Report to Shareholders includes the Company's consolidated balance sheets as of December 31, 1999 and 1998 and related statements of consolidated operations, consolidated shareholders' equity, consolidated cash flows and consolidated comprehensive income (loss) for each of the three years in the period ended December 31, 1999 and the independent accountants' report thereon, and certain supplementary financial information. The following are hereby incorporated by reference from the Company's 1999 Annual Report to Shareholders at the pages indicated:

         Statements of Consolidated Operations (page 34)
         Consolidated Balance Sheets (page 35)
         Statements of Consolidated Shareholders' Equity (page 36) Statements of Consolidated Cash Flows (page 37)
         Statements of Consolidated Comprehensive Income (Loss) (page 38) Notes to Consolidated Financial Statements (pages 39 - 55) Report of Independent Accountants (page 56)
         Quarterly Selected Data (page 57)


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

              Refer to Part II, Item 8.

     2.   Financial Statement Schedules:

              All schedules have been omitted since they either are not required or because the required information is included in the financial statements or related notes.


     3.   Exhibits

     3.1 Restated Certificate of Incorporation of Homestake Mining Company (incorporated by reference to Exhibit 3.6 to the Registrant's Form 8-K dated December 10, 1998.)

     3.2 Bylaws (as amended through May 11, 1999) of Homestake Mining Company. (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K dated June 18, 1999.)

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

*    10.30    Consulting agreement dated July 24, 1992, between Stuart T. Peeler and the Registrant (incorporated by reference to Exhibit 10.36 to the Registrant's Form 10-K for the year ended December 31, 1992).

*    10.31    Consulting agreement dated March 1, 1993 between William A.
              Humphrey and the Registrant (incorporated by reference to Exhibit
              10.27 to the Registrant's Form 10-K for the year ended December
              31, 1993).

*    10.32    Consulting agreement dated as of May 15, 1996 between Harry M.
              Conger and the Registrant (incorporated by reference to Exhibit
              10.30 to the Registrant's Form 10-K for the year ended December
              31, 1996).

*    10.34    Employees' Stock Option and Share Rights Plan-1988 (incorporated by reference to Exhibit 10(n) to the Registrant's Form 10-K for the year ended December 31, 1987).

*    10.35    Homestake Mining Company Stock Option and Share Rights Agreement -
              1996 ("1996 Plan") (incorporated by reference to Exhibit A to the
              Registrant's Proxy Statement for the 1996 Annual Meeting of
              Shareholders).

*    10.36    Form of Stock Option Agreement under the 1996 Plan. (incorporated by reference to Exhibit 10.36 to the Registrant's Form 10-K for the year ended December 31, 1998).

*    10.37    Form of Performance Based Share Agreement under the 1996 Plan.
              (incorporated by reference to Exhibit 10.37 to the Registrant's
              Form 10-K for the year ended December 31, 1998).

*    10.38    Form of Bonus Share Agreement under the 1996 Plan. (incorporated by reference to Exhibit 10.38 to the Registrant's Form 10-K for the year ended December 31, 1998).

*    10.39    Form of Matching Stock Agreement under the 1996 Plan.
              (incorporated by reference to Exhibit 10.39 to the Registrant's
              Form 10-K for the year ended December 31, 1998).

*    10.40    1998 Outside Directors' Stock Compensation Plan. (incorporated by reference to Exhibit 10.40 to the Registrant's Form 10-K for the year ended December 31, 1998).

*    10.41    Consulting Agreement between McClintock Associates Pty Limited and
              Plutonic Resources Limited, composite as amended September 24,
              1999 (incorporated by reference to Exhibit 10.41 to the Registrant's Form 8-K dated January 18, 2000).

*    10.42    Amended 1999 Executive Supplemental Retirement Plan of Homestake
              Mining Company, Effective April 1, 1999, amended as of September
              1, 1999 (incorporated by reference to Exhibit 10.42 to the Registrant's Form 8-K dated January 18, 2000).

*    10.43    1999 Change of Control Severance Plan of Homestake Mining
              (alternative I, applicable to persons who became participants in the Change of Control Severance Plan prior to May, 1998)
              (incorporated by reference to Exhibit 10.43 to the Registrant's
              Form 8-K dated January 18, 2000).

*    10.44    1999 Change of Control Severance Plan of Homestake Mining Company
              (alternative II, applicable to persons who became participants in the Change of Control Severance Plan after May, 1998)
              (incorporated by reference to Exhibit 10.44 to the Registrant's
              Form 8-K dated January 18, 2000).

*    10.45    First Amendment to the Retirement Plan for Outside Directors of
              Homestake Mining Company, dated as of January 6, 2000
              (incorporated by reference to Exhibit 10.45 to the Registrant's
              Form 8-K dated January 18, 2000).

*    10.46    Amended Form of Stock Option Agreement under the 1996 Plan
              (incorporated by reference to Exhibit 10.46 to the Registrant's
              Form 8-K dated January 18, 2000).

*    10.47    Amended Form of Performance Based Share Agreement under the 1996
              Plan-1997 Grants (incorporated by reference to Exhibit 10.47 to the Registrant's Form 8-K dated January 18, 2000).

*    10.48    Amended Form of Performance Based Share Agreement under the 1996
              Plan-1998 Grants (incorporated by reference to Exhibit 10.48 to the Registrant's Form 8-K dated January 18, 2000).

*    10.49    Amended Form of Performance Based Share Agreement under the 1996
              Plan-1999 Grants (incorporated by reference to Exhibit 10.49 to the Registrant's Form 8-K dated January 18, 2000).

*    10.50    Amended Form of Bonus Stock Program Agreement under the 1996 Plan
              (incorporated by reference to Exhibit 10.50 to the Registrant's
              Form 8-K dated January 18, 2000).

*    10.51    Amended Form of Matching Stock Agreement under the 1996 Plan
              (incorporated by reference to Exhibit 10.51 to the Registrant's
              Form 8-K dated January 18, 2000).

     13 Specified Sections from the Company's 1999 Annual Report to Shareholders that are incorporated herein by reference

     21       Subsidiaries of the Registrant.

     23       Consent of PricewaterhouseCoopers LLP, Independent Accountants.

     27       Financial Data Schedule.

     * Compensatory plan or management contract.

(b)  Reports Filed on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    HOMESTAKE MINING COMPANY



Date        March 23, 2000          By: /s/ Jack E. Thompson
     ---------------------------       ---------------------------------
                                            Jack E. Thompson
                                            Chairman and Chief Executive
                                            Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature           Capacity                           Date
     ---------           --------                           ----



/s/ David W. Peat        Vice President, Finance and         March 23, 2000
-----------------        Chief Financial Officer
    David W. Peat        (Principal Financial Officer)



/s/ James B. Hannan      Vice President and Controller       March 23, 2000
-------------------      (Principal Accounting Officer)
    James B. Hannan


                   (Signatures continued on following page.)

Signature                         Capacity                      Date
---------                         --------                      ----



/s/ Jack E. Thompson              Chairman, Chief Executive     March 23, 2000
--------------------              Officer and Director
    Jack E. Thompson


/s/ Gerhard Ammann                Director                      March 23, 2000
------------------
    Gerhard Ammann


/s/ M. Norman Anderson            Director                      March 23, 2000
----------------------
    M. Norman Anderson


/s/ Richard R. Burt               Director                      March 23, 2000
-------------------
    Richard R. Burt


/s/ Robert H. Clark, Jr.          Director                      March 23, 2000
------------------------
    Robert H. Clark, Jr.


/s/ Paul McClintock               Director                      March 23, 2000
-------------------
    Paul McClintock


/s/ John Neerhout, Jr.            Director                      March 23, 2000
----------------------
    John Neerhout, Jr.


/s/ Peter J. Neff                 Director                      March 23, 2000
-----------------
    Peter J. Neff


/s/ Stuart T. Peeler              Director                      March 23, 2000
--------------------
    Stuart T. Peeler


/s/ Carol A. Rae                  Director                      March 23, 2000
----------------
    Carol A. Rae


/s/ Jeffrey L. Zelms              Director                      March 23, 2000
--------------------
    Jeffrey L. Zelms

                                 EXHIBIT INDEX

Exhibit

  13         Specified Sections of the 1999 Annual        Filed herewith electronically
             Report to Shareholders

  21         List of Subsidiaries                         Filed herewith electronically

  23         Consent of Pricewaterhouse Coopers LLP,      Filed herewith electronically
             Independent Accountants

  27         Financial Data Schedule                      Filed herewith electronically