Form 10-Q
period 2000-03-31
HOMESTAKE MINING CO /DE/
filed 2000-05-12
CIK 743872

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the Quarterly Period Ended March 31, 2000


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

The number of shares of common stock outstanding as of April 30, 2000 was 260,441,000.*

* Includes 6,646,000 Homestake Canada Inc. exchangeable shares that may be exchanged at any time for Homestake common stock on a one-for-one basis.

PART 1 - FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements
----------------------------

A.   Condensed Consolidated Balance Sheets (unaudited)
     ----------------------------------------------------
     (in thousands, except per share amount)

                                                                                 March 31,           December 31,
                                                                                    2000                1999
                                                                            ------------------    -----------------
ASSETS
Current Assets
  Cash and equivalents                                                         $     264,064       $     130,273
  Short-term investments                                                              23,725             136,362
  Receivables                                                                         41,218              44,988
  Inventories (note 5)                                                                64,155              63,337
  Deferred income and mining taxes                                                    17,702              14,663
  Other                                                                                6,153               7,479
                                                                               -------------       -------------
    Total current assets                                                             417,017             397,102
                                                                               -------------       -------------

Property, Plant and Equipment, net                                                 1,078,618           1,132,846
Investments and Other Assets
   Noncurrent investments                                                             11,814              10,473
   Other assets                                                                       96,553              94,048
                                                                               -------------       -------------
     Total investments and other assets                                              108,367             104,521
                                                                               -------------       -------------
Total Assets                                                                   $   1,604,002       $   1,634,469
                                                                               =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                             $      35,639       $      34,873
  Accrued liabilities                                                                 64,274              64,460
  Income and other taxes payable                                                       7,635               3,469
  Current portion of long-term debt and capital leases                                37,377              37,206
                                                                               -------------       -------------
   Total current liabilities                                                         144,925             140,008
                                                                               -------------       -------------
Long-term Liabilities
  Long-term debt and capital leases (note 6)                                         280,040             278,494
  Other long-term obligations                                                        188,329             184,893
                                                                               -------------       -------------
    Total long-term liabilities                                                      468,369             463,387
                                                                               -------------       -------------
Deferred Gain on Close-out of Forward Sales Contracts                                 35,906              34,956
Deferred Income and Mining Taxes                                                     210,517             216,958
Minority Interests in Consolidated Subsidiaries                                       13,518              13,800
Shareholders' Equity
  Capital stock, $1 par value per share:
    Authorized - Preferred: 10,000 shares; no shares outstanding
               - Common: 450,000 shares
    Outstanding - HC1 exchangeable shares: 2000 - 6,647; 1999 - 6,657
                - Common: 2000 - 253,761; 1999 - 253,808                             253,761             253,808
  Additional paid-in capital                                                         923,948             923,091
  Deficit                                                                           (398,414)           (382,271)
  Accumulated other comprehensive loss                                               (48,528)            (29,268)
                                                                               -------------       -------------
      Total shareholders' equity                                                     730,767             765,360
                                                                               -------------       -------------
Total Liabilities and Shareholders' Equity                                     $   1,604,002       $   1,634,469
                                                                               =============       =============

See notes to condensed consolidated financial statements.

B. Condensed Statements of Consolidated Operations (unaudited)
   ----------------------------------------------------------
   (in thousands, except per share amounts)


                                                                               Three Months Ended March 31,
                                                                                2000                  1999
                                                                           -------------       -----------
Revenues
   Gold and ore sales                                                      $    159,729        $   159,227
   Sulfur and oil sales                                                           4,485              3,851
   Interest income                                                                5,092              4,163
   Other income (loss) (note 3)                                                 (13,242)            11,373
                                                                           -------------       -----------
                                                                                156,064            178,614
                                                                           --------------      -----------
Costs and Expenses
   Production costs                                                             109,024            108,787
   Depreciation, depletion and amortization                                      35,506             31,662
   Administrative and general expense                                            11,132             11,197
   Exploration expense                                                           10,049              9,461
   Interest expense                                                               4,445              4,545
   Business combination expenses                                                      -              1,288
   Other expense                                                                    129                586
                                                                           --------------      ------------
                                                                                170,285            167,526
                                                                           --------------      ------------

Income (Loss) Before Taxes and Minority Interests                               (14,221)            11,088
Income and Mining Taxes                                                          (2,077)           (12,472)
Minority Interests                                                                  155                435
                                                                           --------------      ------------
Net Loss                                                                   $    (16,143)       $      (949)
                                                                           ==============      ============


Net Loss Per Share-Basic and Diluted                                       $       (0.06)      $       0.00
                                                                           ==============      ============

Average Shares Used in the Computation                                          260,475            259,198
                                                                           ==============      ============
Dividends Paid Per Common Share                                            $          -        $         -
                                                                           ==============      ============

















See notes to condensed consolidated financial statements.

C. Condensed Statements of Consolidated Cash Flows (unaudited)
   -----------------------------------------------------------
   (in thousands)


                                                                               Three Months Ended March 31,
                                                                                2000               1999
                                                                           ------------         ------------
Cash Flows from Operations
  Net loss                                                                 $    (16,143)         $     (949)
  Reconciliation to net cash provided by operations:
    Depreciation, depletion and amortization                                     35,506              31,662
    Loss (gain) on asset disposals                                                  263                (232)
    Deferred taxes, minority interests and other                                 (3,796)              4,916
    Effect of changes in operating working capital items                         22,168             (10,890)
                                                                           -------------        -------------
Net cash provided by operations                                                  37,998              24,507
                                                                           -------------        -------------

Investment Activities
    Decrease in investments                                                     108,214              29,103
    Additions to property, plant and equipment                                  (16,410)            (13,256)
    Proceeds from sale-leaseback of equipment                                     4,755                   -
    Proceeds from asset sales                                                       167                 329
    Decrease in restricted cash                                                   1,789              11,836
                                                                            ------------        --------------
Net Cash provided by investment activities                                       98,515              28,012
                                                                            ------------        --------------

Financing Activities
    Debt repayments                                                                (977)            (58,000)
    Common shares issued                                                             -                6,256
                                                                           -------------         -------------
Net cash used in financing activities                                              (977)            (51,744)
                                                                           -------------         -------------

Effect of Exchange Rate Changes on Cash and Equivalents                          (1,745)               (590)
                                                                           -------------         -------------

Net Increase in Cash and Equivalents                                            133,791                 185

Cash and Equivalents, January 1                                                 130,273             147,519
                                                                           -------------         -------------

Cash and Equivalents, March 31                                             $    264,064         $   147,704
                                                                           =============        ==============

















See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
----------------------------------------------------------------


1.  General Information

    The condensed consolidated financial statements include Homestake Mining Company and its majority-owned subsidiaries, and their undivided interests in joint ventures (collectively, "Homestake" or the "Company") after elimination of intercompany amounts.

    The information furnished in this report reflects all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    All dollar amounts are in United States dollars unless otherwise indicated.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the value of derivatives are to be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. SFAS 133 is effective for fiscal years beginning after June 15, 2000. In March 2000, the FASB issued an exposure draft proposing certain amendments to SFAS 133. Under the proposed amendments, it is possible that certain components of the Company's precious metals hedging program could be excluded from the accounting requirements of SFAS 133. The Company believes that changes in unrealized gains and losses on Homestake's derivative activities, to the extent subject to the requirements of SFAS 133, will qualify for hedge accounting and, to the extent effective, be deferred in other comprehensive income. However, there are many complexities to SFAS 133 and the proposed amendments, and the Company currently is evaluating their impact on reported operating results and financial position. The effects of adopting the new standard are not reasonably determinable at this time. The Company expects to adopt SFAS 133 effective January 1, 2001.

2.  Acquisition

    Argentina Gold Corp.

    In April 1999, Homestake acquired Argentina Gold Corp. ("Argentina Gold"), a publicly-traded Canadian gold exploration company. Homestake issued 20.9 million common shares to acquire all of the shares of Argentina Gold. The business combination with Argentina Gold was accounted for as a pooling of interests and accordingly,

    Homestake's consolidated financial statements include Argentina Gold for all periods presented. Agentina Gold's principal asset is its 60% interest in the Veladero property located in northwest Argentina along the El Indio gold belt. In the three months ended March 31, 1999, the Company recorded business combination expenses of $1.3 million related to this transaction.


3.  Other income (loss)

                                                                   Three Months Ended
                                                                        March 31,
                                                                ---------------------------
    (in thousands)                                                 2000             1999
                                                                ---------         ---------
    Foreign currency contract gains (losses)                    $  (8,159)        $   7,911
    Foreign currency exchange gains (losses) on
       intercompany advances and other                             (5,876)            1,510
    Other                                                             793             1,952
                                                                ---------         ---------
                                                                $ (13,242)        $  11,373
                                                                =========         =========

4.  Comprehensive income (loss)

                                                                   Three Months Ended
                                                                        March 31,
                                                                ---------------------------
    (in thousands)                                                 2000             1999
                                                                ---------         ---------
    Net Loss                                                    $ (16,143)        $    (949)
    Other Comprehensive Income (Loss)
       Currency translation adjustments                           (20,533)           10,183
       Unrealized gain (loss) on securities                         1,273               (35)
                                                                ---------         ---------
    Total Other Comprehensive Income (Loss)                       (19,260)           10,148
                                                                ---------         ---------
    Comprehensive Income (Loss)                                 $ (35,403)        $   9,199
                                                                =========         =========

5.  Inventories

                                                                  March 31,       December 31,
    (in thousands)                                                  2000             1999
                                                                -----------       ------------
    Finished products                                             $ 13,969          $  7,452
    Ore and in process                                              25,598            30,591
    Supplies                                                        24,588            25,294
                                                                  --------          --------
                                                                  $ 64,155          $ 63,337
                                                                  ========          ========

6.  Long-term debt and capital leases

                                                                              March 31,                December 31,
(in thousands)                                                                  2000                      1999
                                                                              ---------                -----------
Convertible subordinated notes (due 2000)                                       $134,515                  $134,990
Pollution control bonds:
   Lawrence County, South Dakota (due 2032)                                       38,000                    38,000
   State of California (due 2004)                                                 17,000                    17,000
Cross-border credit facility (due 2003):
   Canadian dollar-denominated borrowings                                        102,450                   102,666
Capital leases                                                                    25,452                    23,044
                                                                                --------                  --------
                                                                                 317,417                   315,700
Less current portion
     Convertible subordinated notes                                              (34,515)                  (34,990)
     Capital leases                                                               (2,862)                   (2,216)
                                                                                --------                  --------
                                                                                $280,040                  $278,494
                                                                                ========                  ========

     During the first quarter of 2000, the Company repurchased convertible subordinated notes ("Convertible Notes") having a principal amount of $0.5 million. The Company has classified $100 million of Convertible Notes outstanding at March 31, 2000 as long-term debt since the Company intends to refinance that portion of these obligations for a period longer than one year from March 31, 2000 with funds drawn on the cross-border credit facility. The remaining $34.5 million of Convertible Notes have been classified as current as the Company expects to retire these notes using cash and equivalent balances.

7.   Foreign Currency, Gold Commitments

     Foreign Currency Contracts

     Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which establish trading ranges within which the United States dollar may be exchanged for foreign currencies by setting minimum and maximum exchange rates.

At March 31, 2000, the Company had foreign currency option contracts outstanding as follows:

                                                     Expected Maturity or Transaction Date
                                                     -------------------------------------
                                                                                                  Total or
(US$ in millions)                                       2000          2001          2002          Average
                                                     -----------   ----------     --------       ---------
Canadian $ / US $ option contracts:
US $ covered                                            $ 80.3         $62.1            -          $142.4
      Written puts, average exchange rate (1)             0.69          0.66            -            0.68
US $ covered                                            $ 80.3         $66.1            -          $146.4
      Purchased calls, average exchange rate (2)          0.72          0.69            -            0.70
US $ covered                                            $ 80.3         $38.3            -          $118.6
      Purchased puts, average exchange rate (3)           0.65          0.65            -            0.65

Australian $ / US $ option contracts:
US $ covered                                            $103.7         $81.8        $26.0          $211.5
      Written puts, average exchange rate (1)             0.66          0.65         0.69            0.66
US $ covered                                            $103.7         $81.8        $26.0          $211.5
      Purchased calls, average exchange rate (2)          0.68          0.66         0.69            0.67
US $ covered                                            $ 98.8         $70.8        $26.0          $195.6
      Purchased  puts, average exchange rate (3)          0.63          0.64         0.66            0.64

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

(3) Assuming exercise by the Company at the expiration date, the Company would exchange Canadian or Australian dollars for US dollars at the put exchange rate. The Company would exercise the option if the spot exchange rate was below the put exchange rate.


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

  In March 2000, the Company closed out and financially settled its remaining US dollar denominated silver forward sales contracts covering 3.6 million ounces maturing in 2000 and 2001. The pretax gain of $3.3 million was deferred and is being recorded in income as the originally designated production is sold. At March 31, 2000, the unamortized portion of this gain was $3.2 million, of which $0.9 million was classified as noncurrent. The noncurrent deferred gain on close-out of forward sales contracts at

  March 31, 2000 also includes $35.0 million related to the 1999 close-out of gold forward sales contracts maturing in the years 2001, 2002 and 2003.

  At March 31, 2000 the Company had gold forward sales and option contracts outstanding as follows:

                                                         Expected Maturity or Transaction Date
                                             ---------------------------------------------------------------
                                                                                                      There-     Total or
                                              2000       2001       2002       2003       2004        after      Average
                                             ------     ------     ------     ------     ------      -------    ---------
US $ denominated contracts:
---------------------------
   Forward sales contracts:
    Ounces (thousands)                        63.8       10.0        10.0        -        90.0        559.2        733.0
    Average price ($ per oz.)                 $432       $400        $403        -        $400         $418         $416

   Put options owned:
    Ounces (thousands)                        70.0       80.0          -         -         -             -         150.0
    Average price ($ per oz.)                 $294       $253          -         -         -             -          $272

   Call options written:
    Ounces (thousands)                        55.0       80.0          -         -         -             -         135.0
    Average price ($ per oz.)                 $291       $253          -         -         -             -          $268

   Call options purchased:
    Ounces (thousands)                        40.0       80.0          -         -         -             -         120.0
    Average price ($ per oz.)                 $268       $268          -         -         -             -          $268

Australian $ denominated contracts:(1)
--------------------------------------
   Forward sales contracts:
    Ounces (thousands)                          -          -        144.8     144.8      108.8         26.0        424.4
    Average price (US$ per oz.)                 -          -         $335      $347       $358         $323         $344

   Put options owned:
    Ounces (thousands)                        90.0      120.0          -         -          -            -         210.0
    Average price (US$ per oz.)               $319       $328          -         -          -            -          $324

    (1) Expressed in US dollars at an exchange rate of A$ = US$ 0.6132


8.  Segment Information

    The Company primarily is engaged in gold mining and related activities. Gold operations are managed and internally reported based on the following geographic areas: North America (United States and Canada), Australia and South America. The Company also has other foreign exploration activities and a sulfur and oil recovery operation in the Gulf of Mexico which are included in "Corporate and All Other". Within each geographic segment, operations are managed on a mine-by-mine basis. However, because each mine has similar characteristics, the Company has geographically aggregated its operations.

Segment information for the three months ended March 31, 2000 and 1999 is as follows:

                                                                       Corporate
                         North                         South            and All          Reconciling
(in thousands)          America        Australia      America            Other             Items (a)        Total
                     ------------------------------------------------------------------------------------------------

2000
Product sales        $   99,699      $   56,568      $    3,462        $    4,485       $      -          $  164,214
Other revenues              218          (6,923)            340               823         (2,608)             (8,150)
Total revenues           99,917          49,645           3,802             5,308         (2,608)            156,064
Operating
  earnings (loss)        14,351            (643)            430                 4         (2,608)             11,534

1999
Product sales       $    95,531      $   59,966      $    3,730             3,851       $      -           $ 163,078
Other revenues            5,053           4,227              29             6,503           (276)             15,536
Total revenues          100,584          64,193           3,759            10,354           (276)            178,614
Operating
  earnings (loss)        20,522          13,147            (113)            4,885           (276)             38,165


(a) Primarily intercompany financing.



9.  Contingencies

    Environmental Contingencies

    The Comprehensive Environmental Response, Compensation and Liability Act of 1980 imposes heavy liabilities on any person who discharges hazardous substances. The Environmental Protection Agency publishes a National Priorities List ("NPL") of known or threatened releases of such substances.

    Homestake's former uranium millsite near Grants, New Mexico is listed on the NPL. Pursuant to the Energy Policy Act of 1992, the United States Department of Energy ("DOE") is responsible for 51.2% of past and future costs of reclaiming the Grants site in accordance with Nuclear Regulatory Commission license requirements. Through March 31, 2000, Homestake had received $27.2 million from the DOE and the balance sheet at March 31, 2000 includes an additional receivable of $8.1 million for the DOE's share of reclamation expenditures made by Homestake through 1999.

    In 1983, the State of New Mexico filed claims against Homestake for natural resource damages resulting from the Grants site. To date, the State has taken no action to enforce its claims.

    Other Contingencies

    In addition to the above, the Company is party to legal actions and administrative proceedings and is subject to claims arising in the ordinary course of business. The Company believes the disposition of these matters will not have a material adverse effect on its financial position or results of operations.


10. Homestake Canada Inc. ("HCI")

    In connection with the 1998 acquisition of the minority interests in Prime Resources Group Inc., HCI issued 11.1 million HCI exchangeable shares. Each HCI exchangeable share is exchangeable for one Homestake common share at any time at the option of the holder and has essentially the same voting, dividend (payable in Canadian dollars), and other rights as one Homestake common share. A share of special voting stock, which was issued to the Transfer Agent in trust for the holders of the HCI exchangeable shares, provides the mechanism for holders of the HCI exchangeable shares to receive their voting rights.

    Homestake, through a wholly-owned subsidiary, owns all the common shares outstanding of Homestake Canada Inc. ("HCI"). At March 31, 2000, HCI had 6.6 million HCI exchangeable shares outstanding, which were held by the public.

    Following the 1999 business combination with Argentina Gold, Homestake's investment in Argentina Gold was transferred to HCI in exchange for a Canadian dollar-denominated intercompany note payable by HCI to its parent company of approximately C$282 million (US$191 million). In accordance with United States generally accepted accounting principles, the assets, liabilities and shareholders' equity of Argentina Gold have been recorded in HCI's financial statements at the historical cost basis to the parent company. The difference between the historical cost basis of Argentina Gold shareholders' equity and its fair value at the date of transfer has been recorded as a reduction to HCI's shareholders' equity.

  Summarized consolidated financial information for HCI, including Argentina Gold for all periods presented, is as follows:

                                                              March 31,                     December 31,
                                                                2000                           1999
                                                             -----------                   ------------
Current assets                                                 $  60,139                      $  43,666
Noncurrent assets                                                483,199                        498,567
                                                               ---------                      ---------
       Total assets                                            $ 543,338                      $ 542,233
                                                               =========                      =========

Notes payable to the Company                                   $ 342,779                      $ 329,105
Other current liabilities                                         21,517                         19,521
Long-term liabilities                                            102,450                        102,666
Other long-term liabilities                                       16,496                         10,843
Deferred income and mining taxes                                 193,076                        199,979
Shareholders' equity
  HCI's shareholders' equity                                      57,892                         70,991
  Adjustment to conform to the
    Company's accounting basis                                  (190,872)                      (190,872)
                                                               ---------                      ---------
Total liabilities and shareholders' equity                     $ 543,338                      $ 542,233
                                                               =========                      =========

                                                                      Three Months Ended March 31,
                                                               ----------------------------------------
                                                                  2000                           1999
                                                               ---------                       --------
Total revenues                                                   $57,755                        $57,999
Costs and expenses                                                63,143                         49,699
                                                                 -------                        -------
Income (loss) before taxes and
       minority interests                                        $(5,388)                       $ 8,300
                                                                 =======                        =======
Net income (loss)                                                $(8,599)                       $   804
                                                                 =======                        =======

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

     The following provides information which management believes is relevant to an assessment and understanding of Homestake Mining Company's ("Homestake" or the "Company") consolidated results of operations and financial condition. The discussion should be read in conjunction with the Management's Discussion and Analysis included in Homestake's 1999 Annual Report on Form 10-K.

     On April 29, 1999 Homestake acquired Argentina Gold Corp. ("Argentina Gold"), a Canadian gold exploration company whose principal asset is its 60% interest in the Veladero property located in northwest Argentina, by issuing
20.9 million Homestake common shares. This business combination was accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements include Argentina Gold for all periods.

RESULTS OF OPERATIONS

SUMMARY

     Homestake recorded a net loss of $16.1 million ($0.06 per share) during the first quarter of 2000 compared to a net loss of $0.9 million ($0.00 per share) during the first quarter of 1999. First quarter of 2000 results include after-tax foreign currency exchange losses of $11.2 million ($0.04 per share), primarily due to a decline in the Australian dollar. First quarter of 1999 results include after-tax foreign currency exchange gains of $6.3 million ($0.02 per share) and business combination expenses of $1.3 million ($0.00 per share).

     Excluding the effect of the foreign exchange gains and losses and the business combination expenses, the Company recorded a net loss of $4.9 million ($0.02 per share) for the quarter ended March 31, 2000 compared with a net loss of $5.9 million ($0.02 per share) for the corresponding period of 1999. The slight improvement in the current year's results primarily reflects increased production and lower income taxes, partially offset by higher depreciation costs and a slightly lower average realized gold price.

GOLD OPERATIONS

     Revenues from gold, ore and concentrate sales totaled $159.7 million during the first quarter of 2000 compared to $159.2 million during the first quarter of 1999. Higher sales revenues in 2000 reflect higher sales volumes, partially offset by lower average realized gold prices. In the 2000 first quarter, 568,200 equivalent ounces of gold were sold at an average realized price of $295 per ounce compared to 554,000 equivalent ounces at an average realized price of $298 per ounce during the same period of 1999.

     The following chart details Homestake's gold production and total cash costs per ounce by location:

                                                 Production                      Total Cash Costs
                                           (Ounces in thousands)                (Dollars per ounce)
                                            Three Months Ended                   Three Months Ended
                                                 March 31,                            March 31,
                                         --------------------------         ----------------------------
Mine (Percentage interest)                   2000             1999             2000                1999
--------------------------               ---------       ----------         --------         -----------
United States
 Homestake (100)                              47.7              45.7            $275                $271
 Ruby Hill (100)                              28.3              25.2             106                 121
 McLaughlin (100)                             29.5              30.2             224                 244
 Round Mountain (25)                          36.0              29.8             257                 196
 Marigold (33)                                 6.7               7.9             196                 190
 Pinson (50)                                     -               3.6               -                 242
                                         ---------         ---------         -------          ----------
   Total United States                       148.2             142.4             225                 218
Canada
 Eskay Creek (100) (1,4)                     152.7             123.5             131                 121

 Hemlo:                                       82.3              73.4             195                 216
  Williams (50)                               57.2              51.9             198                 220
  David Bell (50) (2)                         25.1              21.5             188                 208

 Snip (100) (3)                                  -              21.1               -                 214
                                         ---------         ---------         -------          ----------
   Total Canada                              235.0             218.0             153                 162
Australia
 Kalgoorlie (50)                              96.1              83.0             211                 210

 Yilgarn:                                    110.9             103.5             215                 213
  Plutonic (100)                              58.5              48.3             214                 264
  Darlot (100)                                30.4              27.9             222                 174
  Lawlers (100)                               22.0              27.3             209                 162

 Peak Hill (67)                                  -               5.5               -                 177
                                         ---------         ---------         -------         -----------
   Total Australia                           207.0             192.0             213                 210
Chile
 Agua de la Falda (51)                         6.1               6.6             209                 212
                                         ---------         ---------         -------         -----------
 Total Production                            596.3             559.0            $192                $193
                                         =========         =========         =======         ===========


(1) Ounces produced are expressed on a gold equivalent basis and include 84,400 (70,200 in 1999) ounces of gold and 3.8 million (2.9 million in 1999) ounces of silver contained in ore and concentrates sold to smelters in the first quarter.

(2) Ounces produced include 2,800 ounces (Homestake's share) from the Quarter Claim in both 2000 and 1999. Cash costs per ounce include Quarter Claim.

(3)  Includes ounces of gold contained in dore and concentrates.

(4) For comparison purposes, total cash costs per ounce include estimated third-party costs incurred by smelter owners and others to produce marketable gold and silver.

     The Company's total gold production for the first quarter of 2000 was 596,300 ounces compared to 559,000 ounces during the first quarter of 1999. Higher production reflects increased production from the United States, Canadian and Australian operations. Total cash costs per equivalent ounce during the first quarter of 2000 declined slightly to $192 per ounce from $193 per ounce in the first quarter of 1999.

United States
-------------

     United States production increased 4% to 148,200 ounces during the first quarter of 2000 from 142,400 ounces during the first quarter of 1999, primarily due to higher production at the Round Mountain, Ruby Hill and Homestake mines, partially offset by the absence of production from the Pinson mine which closed in 1999. The weighted average United States cash cost increased 3 percent to $225 per ounce during the first quarter of 2000 compared to $218 per ounce during the first quarter of 1999.

     Homestake's 25 percent share of production from the Round Mountain mine increased to 36,000 ounces from 29,800 in the prior year due to significantly higher tonnage processed on the leach pads and in the mill, partially offset by lower ore grade. Cash costs per ounce increased to $257 per ounce from $196 per ounce in the first quarter of 1999 due to the processing of higher cost mill inventory and the effect of the lower ore grades. Cash costs per ounce for the remainder of 2000 are expected to decline to the $210 per ounce level. The Homestake mine continued to escalate its rate of underground production, resulting in 47,700 ounces produced in the first quarter of 2000 compared to 45,700 ounces a year ago. The cash costs per ounce during the first quarter of 2000 averaged $275 per ounce, $4 per ounce higher than the corresponding period of 1999, primarily due to the depletion of low-cost open-pit ore stockpiles in December 1999. Homestake's wholly-owned Ruby Hill mine produced 28,300 ounces at an average cash cost of $106 per ounce during the first quarter of 2000 compared to 25,200 ounces at a cash cost of $121 per ounce a year ago. The increase in production and decline in cash costs per ounce primarily was due to higher ore grades during the first quarter of 2000. During the first quarter of 2000, gold production from the processing of residual stockpiles at the McLaughlin mine totaled 29,500 ounces compared to 30,200 ounces during the first quarter of 1999. An 8% decrease in cash costs to $224 per ounce was achieved as a result of lower processing costs despite the slightly lower production.

Canada
------

     Canadian gold production increased 8% to 235,000 ounces during the first quarter of 2000 from 218,000 ounces during the first quarter of 1999, primarily due to increased production at the Eskay Creek and Hemlo operations, partially offset by the absence of production from the Snip mine which closed in 1999. During the first quarter of 2000, the weighted average total cash costs per ounce from the Company's Canadian mines declined 6% to $153 per ounce from $162 per ounce a year ago, primarily due to the increased production.

     At the Eskay Creek mine, first quarter 2000 production totaled 152,700 gold equivalent ounces at an average cash cost of $131 per equivalent ounce, compared to 123,500 gold equivalent ounces at an average cash cost of $121 per equivalent ounce in the corresponding 1999 period. The increase in production was achieved as a result of increased ore and concentrate shipments, higher mill throughput and higher ore grades.

The 8% increase in cash costs at Eskay Creek is primarily the result of the stronger Canadian currency. At the Hemlo operations, Homestake's 50% share of first quarter production from the combined Williams and David Bell mines totaled 82,300 ounces compared to 73,400 ounces in the prior year's first quarter. Since June 1999, the Williams and David Bell mines have been supplying ore to a single mill, which has resulted in the combined operation achieving higher levels of productivity and lower costs. The weighted average cash cost per ounce decreased 10%, or $21 per ounce, to $195 per ounce in the 2000 first quarter. On a local currency basis, cash costs per ounce at the Hemlo operations decreased by 14%.

     During the first quarter of 1999, the Snip mine produced 21,100 ounces of gold at an average cash cost of $214 per ounce. All mining and milling activities at the Snip mine were completed during the second quarter of 1999 as the mine's reserves were depleted. Active reclamation activities at the minesite were completed in the fourth quarter of 1999.

Australia
---------

     Australian gold production increased 8% to 207,000 ounces during the first quarter of 2000 compared to 192,000 ounces during the first quarter of 1999, primarily due to higher production at both the Kalgoorlie and Yilgarn operations, partially offset by the absence of production from the Peak Hill mine which was closed in 1999. During the first quarter of 2000, Australian weighted average total cash costs per ounce increased 1% to $213 per ounce from $210 per ounce during the first quarter of 1999. The percentage increase in cash costs per ounce was the same on a local currency basis since the weighted average first quarter 2000 exchange rate approximated the prior year's first quarter average.

     The first quarter of 2000 was an important turning point for Homestake's 50%-owned Kalgoorlie operations, as the transition from contract to owner mining at the Super Pit was completed during the quarter. Despite unusually heavy rains experienced during the quarter, Homestake's share of production from the Kalgoorlie operations increased 16% to 96,100 ounces at a cash cost of $211 per ounce from 83,000 ounces at a cash cost of $210 per ounce a year ago.
Production increased primarily as a result of higher tons milled and increased ore grades. Homestake expects that operating efficiencies and benefits from owner mining at the Super Pit will result in lower costs in the remainder of the year.

     Homestake's 100%-owned Yilgarn operations, consisting of the Plutonic, Lawlers and Darlot mines, increased production by 7% to 110,900 ounces at a weighted average cash cost of $215 per ounce during the first quarter of 2000 compared to 103,500 ounces at $213 per ounce a year ago, reflecting higher production at the Plutonic and Darlot mines, partially offset by lower production at the Lawlers mine. Production at the Plutonic mine totaled 58,500 ounces at a cash cost of $214 per ounce during the 2000 first quarter compared to 48,300 ounces at a cash cost of $264 per ounce during the same period of 1999. The improvement was mainly due to the processing of higher-grade underground ore. During the 2000 first quarter, the Darlot mine produced 30,400 ounces at an average cash cost of $222 per ounce, compared to 27,900 ounces at a cash cost of $174 per ounce a year ago. Cash costs per ounce increased at Darlot primarily due to higher costs associated with cement backfill. The Lawlers mine produced 22,000 ounces at an average cash cost of $209 per ounce during the 2000 first quarter, compared to 27,300 ounces at $162 per ounce a year ago, primarily due to a 25% decline in ore grades. Ore grades are expected to improve later in 2000 as access to the mine's higher-grade areas is completed. At the Peak Hill mine, final reclamation was completed in November 1999. During the first quarter of 1999, the Peak Hill mine produced 5,500 ounces of gold at an average cash cost of $177 per ounce.

South America
-------------

     Homestake's share of production at its 51%-owned Agua de la Falda mine amounted to 6,100 ounces of gold at an average cash cost of $209 per ounce in the first quarter of 2000, compared to 6,600 ounces at a cash cost of $212 per ounce in the first quarter of 1999. The small decline in production primarily was due to a lower recovery rate.

     During the first quarter of 2000, Homestake significantly advanced its 60%- owned Veladero project. On March 28, 2000, Homestake announced a 4.8 million ounce proven and probable gold reserve (Homestake's share: 2.88 million ounces) contained in 92.5 million tons of ore grading 0.052 ounces of gold per ton. The reserve, which also contains 0.71 ounces of silver per ton, is part of the recently announced and much larger mineralized inventory totaling 7.8 million ounces of gold. These reserve and mineralized inventory calculations are based on information compiled through early March 2000 from a total of 87 additional holes drilled during the 1999-2000 drilling program. The current drilling program is expected to continue into May 2000 and a new estimate of reserves and mineralized material is expected to be completed by mid-year. The capital cost at this early stage of project engineering is estimated at $370 million (100% basis). Once in operation, the mine is expected to produce approximately 450,000 to 500,000 ounces of gold per year. Cash costs are expected to average approximately $150 per ounce. Production is expected to begin in 2003. Beginning in the second quarter of 2000, the Company will begin capitalizing development expenses incurred related to Veladero.

MAIN PASS 299

     The Main Pass 299 sulfur operating agreement provides that each participant pays its share of capital and operating costs, and has the right to take its share of production in kind in proportion to its undivided interest. In certain circumstances, Homestake can make an annual election to not take its share of the following year's production and not pay for the operating costs related to that year's production.

     In the fall of 1999, Homestake notified Freeport-McMoRan Sulphur ("FMS"), the operator of the Main Pass 299 joint venture, that Homestake elected to not take and not pay for its share of the sulfur production in the year 2000. In December 1999, FMS denied that Homestake had the right to make the election or that Homestake had made the election on a timely basis. Homestake filed suit in Delaware seeking a declaratory judgment affirming that it had the right to make the election and that it had made the election on a timely basis. In March 2000 Homestake rescinded its election to not take and not pay for its share of 2000 production from Main Pass 299 and dismissed its request for declaratory judgment. As a result, Homestake's financial statements for the three months ended March 31, 2000 include the results from sulfur operations for this period.

     Homestake's share of revenues from the Main Pass 299 operations in the Gulf of Mexico increased to $4.5 million in the first three months of 2000 compared to revenues of $3.9 million during the first three months of 1999, and first quarter 2000 operating losses were $0.7 million compared to operating losses of $1.4 million in the comparable 1999 period. The increased revenues and lower operating losses were mainly due to higher oil prices and lower per ton sulfur operating costs, partially offset by reduced sulfur prices and higher per unit oil operating costs.

Other income for the first quarter of 2000 includes foreign currency exchange losses of $14.0 million, of which $8.2 million was related to foreign currency contracts and $5.8 million was related to intercompany advances. Other income in the corresponding period of 1999 includes foreign currency exchange gains of $9.4 million, including $7.9 million related to foreign currency contracts and $1.5 million related primarily to intercompany advances.

Depreciation, depletion and amortization expense increased 12% to $35.5 million during the 2000 first quarter from $31.7 million in the first quarter of 1999, primarily due to increased production, particularly at Eskay Creek, which has a per ounce depreciation rate that is higher than the Company's consolidated weighted average rate. Depreciation and amortization expense for the first quarter of 2000 also includes $0.8 million related to owner-mining equipment at Kalgoorlie financed with capital leases.

Exploration expense for the first quarter of 2000 increased to $10.0 million compared to $9.5 million a year ago as a result of increased spending on the Veladero project and other properties acquired in the acquisition of Argentina Gold. Exploration expense related to these properties totaled $5.8 million in the three months ended March 31, 2000 compared to $1.7 million in the prior year's first quarter.

Income and mining tax expense for the first quarter ended March 31, 2000 decreased to $2.1 million compared to $12.5 million for the same period in 1999, primarily due to the lower pretax income in 2000. In addition, the first quarter of 1999 included a charge of approximately $3 million related to the repatriation of cash to the United States from the Company's Canadian subsidiaries. The $2.1 million tax expense incurred during the first quarter of 2000 primarily reflects the result of geographic mix of pretax income and losses, foreign withholding taxes on intercompany interest income, and Canadian mining taxes. The Company's consolidated effective income and mining tax rate will fluctuate depending on the geographical mix of pretax income and losses.

Minority interests: During the first quarter of 2000 minority interests' share of losses in consolidated subsidiaries decreased to $0.2 million compared to $0.4 million in the first quarter of 1999, primarily due to improved results at Agua de la Falda.

                        LIQUIDITY AND CAPITAL RESOURCES


     Cash provided by operations totaled $38.0 million in the first quarter of 2000 compared to $24.5 million in the first quarter of 1999. Working capital at March 31, 2000 amounted to $272.1 million, including cash and equivalents and short-term investments of $287.8 million.

     The decrease in investments of $108.2 million during the first quarter of 2000 primarily reflects an increase in the proportion of Homestake's interest-bearing portfolio of securities which have an original maturity of less than three months.

     Capital expenditures of $16.4 million during the first quarter of 2000 compare to capital expenditures of $13.3 million during the first quarter of 1999. Capital expenditures in 2000 include approximately $6.4 million at the Yilgarn operations (Plutonic, Darlot and Lawlers mines) primarily for underground development work, $5.9 million at Kalgoorlie primarily for owner-mining equipment, and $1.5 million at the Homestake mine for various infrastructure and other capital improvements. The balance of the 2000 capital expenditures primarily relate to sustaining capital at the Company's other operating mines. Capital expenditures of $13.3 million during the first quarter of 1999 included approximately $7.1 million at the Yilgarn operations mines primarily for underground development work. The balance of the 1999 capital expenditures primarily related to underground mobile mining equipment purchases at the Homestake mine and sustaining capital at the Company's other operating mines.

     Debt repayments during the first quarter of 2000 were $1.0 million compared to $58.0 million in the prior year's first quarter. Debt repayments in 2000 reflect the repurchase of $0.5 million of the 5.5% convertible subordinated notes ("Convertible Notes") and $0.5 million of principal payments under capitalized leases. During the first quarter of 2000, the Company also received $4.8 million of capital lease proceeds related to additional owner-mining equipment at Kalgoorlie. In the first quarter of 1999, $48.0 million of Australian dollar-denominated borrowings under the credit facility and $10.0 million of South Dakota pollution control bonds were repaid.

     The Company has a credit facility ("Credit Facility") providing a total availability of $430 million. This facility is available through July 14, 2003 and provides for borrowings in United States, Canadian, or Australian dollars, or gold, or a combination of these. During the first quarter of 2000, the Company made no repayments under the Credit Facility. At March 31, 2000, borrowings under the Canadian dollar Credit Facility of $102.5 million (C$148.9 million) were outstanding. The Company pays a commitment fee on the unused portion of this facility ranging from 0.15% to 0.35% per annum, depending upon rating agencies' ratings for the Company's senior debt. The credit agreement requires a minimum consolidated net worth, as defined in the agreement (primarily shareholders' equity plus the amount of all noncash write-downs made after December 31, 1997), of $500 million. Interest on the Canadian dollar borrowings is payable quarterly and is based on the Bankers' Acceptance discount rate plus a stamping fee. At March 31, 2000, this rate was 6.35%.

     The Company's 5.5% Convertible Notes, which mature on June 23, 2000, are convertible into the Company's common shares at a rate of $23.06 per common share and are redeemable by the Company in whole at any time. Interest on the notes is payable semiannually in June and December. At March 31, 2000, the Company has classified $100 million of Convertible Notes as long term debt since the Company intends to refinance that portion of these obligations for a period longer than one year from March 31, 2000 with funds drawn on the Credit Facility. The remaining $34.5 million of Convertible Notes have been classified as current as the Company expects to retire this debt using cash and cash equivalent balances.

Foreign currency, gold and other commitments

     Homestake's precious metals hedging policy provides for the use of forward sales contracts to hedge up to 30% of each of the following ten year's expected annual gold production, and up to 30% of each of the following five year's expected annual silver production, at prices in excess of certain targeted prices. The policy also provides for the use of combinations of put and call option contracts to establish minimum floor prices. Homestake does not hold or issue financial instruments or derivative financial instruments for trading purposes or to create hedge positions in excess of forecast identifiable exposures.

     During the first quarter of 2000 and 1999, the Company delivered or financially settled 91,300 and 57,500 ounces of gold at average prices of $323 and $ 362 per ounce, respectively, and during the first quarter of 2000, 655,000 ounces of silver at an average price of $6.30 per ounce under maturing forward sales and option contracts. The foregoing hedging activities increased revenues in the three months ended March 31, 2000 and 1999 by approximately $4 million and $6 million, respectively. In March 2000, the Company closed out and financially settled its remaining US dollar denominated silver forward sales contracts covering 3.6 million ounces maturing in 2000 and 2001. The pretax gain of $3.3 million realized on this transaction was deferred and is being recorded in income as the originally designated production is sold. At March 31, 2000, the unamortized portion of this gain was $3.2 million, of which $0.9 million was classified as noncurrent. The estimated fair value of the Company's remaining gold hedging position at March 31, 2000 is approximately $18.2 million. The Company's gold and silver hedging program at March 31, 2000 covers approximately 5% of its proven and probable reserves and contains no exposure to floating lease rates or margin call requirements.

     Under the Company's foreign currency protection program, the Company has entered into foreign currency option contracts to minimize the effects of a strengthening of either the Canadian or Australian currencies in relation to the United States dollar. Realized and unrealized gains and losses on this program are recorded in other income. At March 31, 2000, the Company had a net unrealized loss of $3.7 million on open contracts under this program.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the value of derivatives are to be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. SFAS 133 is effective for fiscal years beginning after June 15, 2000. In March 2000, the FASB issued an exposure draft proposing certain amendments to SFAS 133. Under the proposed amendments, it is possible that certain components of the Company's precious metals hedging program could be excluded from the accounting requirements of SFAS 133. The Company believes that changes in unrealized gains and losses on Homestake's derivative activities, to the extent subject to the requirements of SFAS 133, will qualify for hedge accounting and, to the extent effective, be deferred in other comprehensive income. However, there are many complexities to SFAS 133 and the proposed amendments, and the Company currently is evaluating their impact on reported operating results and financial position. The effects of adopting the new standard are not reasonably determinable at this time. The Company expects to adopt SFAS 133 effective January 1, 2001.

Year 2000 Compliance


     The Year 2000 (Y2K) issue is the result of computerized systems using two digits rather than four to identify an applicable year. Date-sensitive systems may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions to business operations. In 1999, the Company completed a review of its computer-based information systems and, where needed, Y2K compliant upgrades for the Company's core financial systems were installed and tested. To date, no significant Y2K problems have been encountered and none are expected. Homestake's management information systems and operations staff will again monitor critical operations during the December 31, 2000 - January 1, 2001 Y2k rollover dates.

Part II - OTHER INFORMATION
---------------------------

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

At the Annual Meeting of Stockholders held on April 28, 2000, stockholders voted on and approved: (i) the election of three Class I directors for terms expiring in 2003, (ii) the Amended Homestake Mining Company Stock Option and Share Rights Plan--1996, which, among other changes, has been amended to increase by 12,000,000 the number of shares available under the plan, and (iii) the appointment of PricewaterhouseCoopers LLP as independent auditors for 2000. In addition, the stockholders voted against (iv) a stockholder proposal that the Company donate 0.1% of the Company's annual gold revenues to the Foundation for the Advancement of Monetary Education, Ltd. for the years 2000 to 2005. Stockholder votes were as follows:


(i)      Election of three Class I Directors:    Votes For    Votes Withheld
         ------------------------------------   -----------   --------------
          M. Norman Anderson                     190,102,656      3,388,376
          Robert H. Clark, Jr.                   189,359,340      4,131,692
          Jeffrey L. Zelms                       190,092,227      3,398,805

     Mr. Anderson will reach the Company's mandatory retirement age for directors and he will retire at the time of the 2001 Annual Meeting.

     In addition to the aforementioned directors, the following directors continued in office: Gerhard Ammann, Richard R. Burt, E. Paul McClintock, John Neerhout, Jr., Peter J. Neff, Carol A. Rae, and Jack E. Thompson.

     On April 28, 2000, Stuart T. Peeler retired as director.

(ii) Approval of the Amended Homestake Mining Company Stock Option and Share
     -----------------------------------------------------------------------
     Rights Plan--1996:
     -----------------

    Votes For               Votes Against            Abstain          No Vote
    ---------               -------------            -------          -------
   178,240,062                13,553,127             1,697,841            2

(iii) Appointment of PricewaterhouseCoopers LLP as independent auditors
      -----------------------------------------------------------------
      for 2000:
      --------

    Votes For               Votes Against            Abstain          No Vote
    ---------               -------------            -------          -------
   191,753,852                  779,745               957,435             -

(iv)  Stockholder Proposal:
      --------------------

    Votes For               Votes Against            Abstain          No Vote
    ---------               -------------            -------          -------
     5,815,772               133,265,842            6,372,277       48,037,141

Item 5. - Other Information
---------------------------

(a) CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

     See the Company's Form 10-K Report for the year ended December 31, 1999, "RISK FACTORS" and "CAUTIONARY STATEMENTS" included under Part I - Item 1, for a more detailed discussion of factors that may impact on expected future results.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits


     3.2  By-laws (as amended through April 28, 2000) of Homestake Mining
          Company

     4.1 Indenture dated as of June 23, 1993 between Homestake Mining Company, Issuer and The Chase Manhattan Bank, N.A., Trustee, with respect to U.S. $150,000,000 principal amount of 5 1/2% Convertible Subordinated Notes due June 23, 2000 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K Report dated as of June 23, 1993).

      27  Financial Data Schedule


(b)  Reports on Form 8-K

     The Company filed one report on Form 8-K during the quarter ended March 31, 2000. The report filed on January 18, 2000, was submitted to file certain previously unfiled documents.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    HOMESTAKE MINING COMPANY



Date:  May 10, 2000                 By /s/ David W. Peat
       ------------                   -----------------------
                                      David W. Peat
                                      Vice President, Finance and
                                      Chief Financial Officer
                                      (Principal Financial Officer)


Date:  May 10, 2000                 By /s/ James B. Hannan
       ------------                   -----------------------
                                      James B. Hannan
                                      Vice President & Controller
                                      (Principal Accounting Officer)