Form 10-Q
period 2000-06-30
HOMESTAKE MINING CO /DE/
filed 2000-08-11
CIK 743872

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the Quarterly Period Ended June 30, 2000


( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.


               For the transition period from _______ to ________


                         Commission File Number 1-8736


                            HOMESTAKE MINING COMPANY


                             A Delaware Corporation

                   IRS Employer Identification No. 94-2934609


                             1600 Riviera Avenue,

                      Walnut Creek, California 94596-3568

                           Telephone: (925) 817-1300

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


                        Yes    X           No
                             -----             -----

The number of shares of common stock outstanding as of July 31, 2000 was 263,096,000.*


* Includes 3,643,000 Homestake Canada Inc. exchangeable shares that may be exchanged at any time for Homestake common stock on a one-for-one basis.

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES


PART 1 - FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements
-----------------------------

A.  Condensed Consolidated Balance Sheets (unaudited)
    -------------------------------------------------
    (In thousands, except per share amount)

                                                                                 June 30,                 December 31,
                                                                                   2000                      1999
                                                                              --------------           -----------------
ASSETS
Current Assets
      Cash and equivalents                                                       $  263,185                $  130,273
      Short-term investments                                                          5,820                   136,362
      Receivables                                                                    33,142                    44,988
      Inventories (note 7)                                                           53,318                    63,337
      Deferred income and mining taxes                                               20,535                    14,663
      Other                                                                           3,863                     7,479
                                                                                 ----------                ----------
         Total current assets                                                       379,863                   397,102
                                                                                 ----------                ----------

Property, Plant and Equipment, net                                                1,050,463                 1,132,846
Investments and Other Assets
      Noncurrent investments                                                          9,054                    10,473
      Other assets                                                                   94,647                    94,048
                                                                                 ----------                ----------
         Total investments and other assets                                         103,701                   104,521
                                                                                 ----------                ----------
Total Assets                                                                     $1,534,027                $1,634,469
                                                                                 ==========                ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                                           $   30,815                $   34,873
      Accrued liabilities                                                            77,181                    64,460
      Income and other taxes payable                                                  9,585                     3,469
      Current portion of long-term debt and capital leases                            2,859                    37,206
                                                                                 ----------                ----------
         Total current liabilities                                                  120,440                   140,008
                                                                                 ----------                ----------
Long-term Liabilities
      Long-term  debt and capital leases (note 8)                                   279,638                   278,494
      Other long-term obligations                                                   197,311                   184,893
                                                                                 ----------                ----------
         Total long-term liabilities                                                476,949                   463,387
                                                                                 ----------                ----------
Deferred Gain on Close-out of Forward Sales Contracts                                28,912                    34,956
Deferred Income and Mining Taxes                                                    203,549                   216,958
Minority Interests in Consolidated Subsidiaries                                      12,789                    13,800
Shareholders' Equity
      Capital stock, $1 par value per share:
         Authorized  - Preferred: 10,000 shares; no shares outstanding
                     - Common: 450,000 shares
         Outstanding - HCI exchangeable shares: 2000 - 6,551; 1999 - 6,657
                     - Common: 2000 - 253,925; 1999 - 253,808                       253,925                   253,808
      Additional paid-in capital                                                    926,156                   923,091
      Deficit                                                                      (414,951)                 (382,271)
      Accumulated other comprehensive loss                                          (73,742)                  (29,268)
                                                                                 ----------                ----------
         Total shareholders' equity                                                 691,388                   765,360
                                                                                 ----------                ----------

Total Liabilities and Shareholders' Equity                                       $1,534,027                $1,634,469
                                                                                 ==========                ==========

See notes to condensed consolidated financial statements.

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES

B. Condensed Statements of Consolidated Operations (unaudited)
   ----------------------------------------------------------
   (In thousands, except per share amounts)

                                                     Three Months Ended           Six Months Ended
                                                          June 30,                    June 30,
                                                     2000           1999          2000          1999
                                                   --------      ---------     ---------      ---------
Revenues
   Gold and ore sales                              $170,202       $169,076      $329,931       $328,303
   Oil sales                                          1,719          1,119         3,671          1,848
   Interest income                                    5,828          3,626        10,917          7,781
   Other income (loss) (note 3)                      (5,373)        21,290       (18,615)        32,663
                                                   --------       --------      --------       --------
                                                    172,376        195,111       325,904        370,595
                                                   --------       --------      --------       --------
Costs and Expenses
   Production costs                                 112,990        118,861       217,970        223,220
   Depreciation, depletion and amortization          34,660         36,197        70,166         67,859
   Administrative and general expense                11,219         10,539        22,340         21,728
   Exploration expense                                9,577         11,651        19,626         21,112
   Interest expense                                   5,441          4,073         9,886          8,618
   Business combination expenses                          -          3,476             -          4,764
   Write-downs and other unusual charges                  -          3,500             -          3,500
   Other expense                                        894          1,793         1,023          2,367
                                                   --------       --------      --------       --------
                                                    174,781        190,090       341,011        353,168
                                                   --------       --------      --------       --------
Income (Loss) From Continuing Operations
  Before Taxes and Minority Interests                (2,405)         5,021       (15,107)        17,427
Income and Mining Taxes                                (922)        (4,599)       (3,059)       (17,125)
Minority Interests                                      677            352           832            787
                                                   --------       --------      --------       --------
Income (Loss) From Continuing Operations             (2,650)           774       (17,334)         1,089

Loss From Discontinued Operations                   (13,887)          (658)      (15,346)        (1,922)
                                                   --------       --------      --------       --------
Net Income (Loss)                                  $(16,537)      $    116      $(32,680)      $   (833)
                                                   ========       ========      ========       ========


Per Share Amounts - Basic and Diluted:
  Income (loss) from continuing operations         $  (0.01)      $      -      $  (0.07)      $   0.01
  Loss from discontinued operations                   (0.05)             -         (0.06)         (0.01)
                                                   --------       --------      --------       --------
Net Loss Per Share                                 $  (0.06)      $      -      $  (0.13)      $      -
                                                   ========       ========      ========       ========

Average Shares Used in the Computation              260,448        260,084       260,462        259,641
                                                   ========       ========      ========       ========

Dividends Paid Per Common Share                    $      -       $   0.05      $      -       $   0.05
                                                   ========       ========      ========       ========


See notes to condensed consolidated financial statements.

                  HOMESTAKE MINING COMPANY AND SUBSIDIARIES


C. Condensed Statements of Consolidated Cash Flows (unaudited)
   ----------------------------------------------------------
   (In thousands)

                                                                                         Six Months Ended
                                                                                  June 30,                June 30,
                                                                                    2000                    1999
                                                                                -----------             ------------
Cash Flows from Operations
  Income (loss) from continuing operations                                       $ (17,334)             $   1,089
  Reconciliation to net cash provided by continuing operations:
     Depreciation, depletion and amortization                                       70,166                 67,859
     Write-downs                                                                         -                  3,500
     Gain on asset disposals                                                          (528)                  (851)
     Deferred taxes, minority  interests and other                                   8,832                   (176)
     Effect of changes in operating working capital items                           20,762                (28,122)
                                                                                ----------              ---------
Net cash provided by continuing operations                                          81,898                 43,299
Net cash used by discontinued operations                                            (1,800)                (3,632)
                                                                                ----------              ---------
Net cash provided by operations                                                     80,098                 39,667
                                                                                ----------              ---------

Investment Activities
     Decrease in investments                                                       125,327                 73,287
     Additions to property, plant and  equipment                                   (45,677)               (35,634)
     Proceeds from sale-leaseback of equipment                                       6,650                      -
     Proceeds from asset sales                                                       1,256                  2,095
     Decrease in restricted cash                                                     1,789                 11,816
                                                                                ----------              ---------
Net cash provided by investment activities                                          89,345                 51,564
                                                                                ----------              ---------

Financing Activities
     Borrowings                                                                     99,172                101,008
     Debt repayments                                                              (136,156)              (162,012)
     Dividends paid                                                                      -                (12,085)
     Common shares issued                                                                -                  6,707
                                                                                ----------              ---------
Net cash used in financing activities                                              (36,984)               (66,382)
                                                                                ----------              ---------

Effect of Exchange Rate Changes on Cash and Equivalents                                453                 (4,738)
                                                                                ----------              ---------

Net Increase in Cash and Equivalents                                               132,912                 20,111

Cash and Equivalents, January 1                                                    130,273                147,519
                                                                                ----------              ---------

Cash and Equivalents, June 30                                                   $  263,185              $ 167,630
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

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the value of derivatives are to be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. SFAS 133 is effective for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133" ("SFAS 138"). Under the amended standard, certain components of the Company's precious metals hedging program may be excluded from the accounting requirements of SFAS 133 provided they meet certain criteria to qualify as a normal purchase and sale transaction. The Company has not determined whether its precious metals hedging contracts will meet the criteria for exclusion. The Company believes that changes in unrealized gains and losses on Homestake's derivative activities, to the extent subject to the requirements of SFAS 133 and SFAS 138, will qualify for hedge accounting and, to the extent effective, be deferred in other comprehensive income. However, there are many complexities to SFAS 133 and SFAS 138, and the Company currently is evaluating their impact on reported operating results and financial position. The effects of adopting the new standard are not reasonably determinable at this time. The Company expects to adopt SFAS 133 and SFAS 138 effective January 1, 2001.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" which outlines the basic criteria required to recognize revenue, and provides guidance on the presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 is required to be implemented no later than the fourth quarter of 2000. The Company is awaiting additional implementation guidance, which is expected to be issued shortly by the SEC, in order to evaluate the effect, if any, that this bulletin may have on the consolidated financial statements.

2.  Acquisition - Argentina Gold Corp.

    In April 1999, Homestake issued 20.9 million common shares to acquire Argentina Gold Corp. ("Argentina Gold"), a publicly-traded Canadian gold exploration company whose principal asset is its 60% interest in the Veladero property located in northwest Argentina. The business combination was accounted for as a pooling of interests, and accordingly, Homestake's consolidated financial statements include Argentina Gold for all periods presented. The Company recorded business combination expenses of $3.5 million and $4.8 million in the three and six month periods ended June 30, 1999, respectively, related to this transaction.

3.  Other Income (Loss)

                                                                      Three Months Ended                    Six Months Ended
                                                                           June 30,                             June 30,
                                                                   -------------------------            ------------------------
    (in thousands)                                                    2000            1999                2000            1999
                                                                   ---------        --------            --------        --------
    Foreign currency contract gains (losses)                        $(3,833)         $ 9,022            $(11,992)        $16,933
    Foreign currency exchange gains (losses)
      on intercompany advances and other                             (3,990)           8,392              (9,866)          9,902
    Other                                                             2,450            3,876               3,243           5,828
                                                                    -------          -------            --------         -------
                                                                    $(5,373)         $21,290            $(18,615)        $32,663
                                                                    =======          =======            ========         =======

4.  Write-downs and Other Unusual Charges

    During the second quarter of 1999, the Company determined that further participation in an exploration joint venture in Eastern Europe was unwarranted. As a result, Homestake recorded a write-down of $3.5 million related to the carrying value of this investment.

5.  Discontinued Operations

    The Company has a 16.7% undivided joint-venture interest in the Main Pass 299 sulfur mine in the Gulf of Mexico. In July 2000, in view of continued low sulfur prices and increased operating costs, Freeport-McMoRan Sulphur LLC, the operator and 83.3% owner of the Main Pass sulfur mine, announced a phased closure of sulfur operations. Sulfur production is anticipated to phase out over a six to nine month period. The Company's joint venture interest was reflected as a discontinued operation at June 30, 2000. The Company wrote off the carrying value of sulfur property, plant and equipment amounts in 1997. Results for the three and six months ended June 30, 2000 include provisions of $3.5 million for estimated operating losses during the closure period and $8.5 million for estimated remaining unaccrued mine reclamation and closure costs.

    Summarized results of the discontinued sulfur operations are as follows:

                                                                            Three Months Ended               Six Months Ended
                                                                                 June 30,                        June 30,
                                                                         ------------------------        -----------------------
    (in thousands)                                                          2000           1999             2000          1999
                                                                         ---------      ---------        ---------      --------
    Revenues                                                              $  2,831        $4,229          $  5,367      $ 7,359
                                                                          ========        ======          ========      =======
    Loss before income taxes                                              $ (1,968)       $ (708)         $ (3,487)     $(2,026)
    Income tax benefit                                                          81            50               141          104
                                                                          --------        ------          --------      -------
    Loss from operations                                                    (1,887)         (658)           (3,346)      (1,922)
    Loss on disposal, including provisions of
     $3.5 million for operating losses during
     the closure period and $8.5 million for
     reclamation and closure costs (no tax effect)                         (12,000)                        (12,000)
                                                                          --------        ------          --------      -------
    Loss from discontinued operations                                     $(13,887)       $ (658)         $(15,346)     $(1,922)
                                                                          ========        ======          ========      =======

6.  Comprehensive Income (Loss)

                                                                            Three Months Ended               Six Months Ended
                                                                                 June 30,                        June 30,
                                                                         ------------------------        -----------------------
    (in thousands)                                                          2000           1999             2000          1999
                                                                         ---------      ---------        ---------      --------
    Net Income (Loss)                                                     $(16,537)       $   116         $(32,680)     $  (833)
    Other Comprehensive Income (Loss)
        Currency translation adjustments                                   (20,591)        18,104          (41,124)      28,287
        Unrealized gain (loss) on securities                                (4,623)            (5)          (3,350)         (40)
                                                                          --------        -------         --------      -------
    Total Other Comprehensive Income (Loss)                                (25,214)        18,099          (44,474)      28,247
                                                                          --------        -------         --------      -------
    Comprehensive Income (Loss)                                           $(41,751)       $18,215         $(77,154)     $27,414
                                                                          ========        =======         ========      =======

7.  Inventory

                                                        June 30,    December 31,
    (in thousands)                                        2000          1999
                                                        --------    ------------

    Finished products                                    $ 7,586       $ 7,452
    Ore and in process                                    24,083        30,591
    Supplies                                              21,649        25,294
                                                         -------       -------
                                                         $53,318       $63,337
                                                         =======       =======

8.  Long-term debt and capital leases

                                                        June 30,    December 31,
    (in thousands)                                        2000          1999
                                                        --------    ------------
    Cross-border credit facility (due 2003):
       Canadian dollar-denominated borrowings           $201,240       $102,666
    Pollution control bonds:
       Lawrence County, South Dakota (due 2032)           38,000         38,000
       State of California (due 2004)                     17,000         17,000
    Capital leases                                        26,257         23,044
    Convertible subordinated notes                             -        134,990
                                                        --------       --------
                                                         282,497        315,700
    Less current portion
       Convertible subordinated notes                          -        (34,990)

       Capital leases                                     (2,859)        (2,216)
                                                        --------       --------
                                                        $279,638       $278,494
                                                        ========       ========

    During the first six months of 2000, the Company repurchased, prior to maturity, convertible subordinated notes ("Convertible Notes") having a principal amount of $1.0 million. The remaining Convertible Notes were repaid upon maturity on June 23, 2000.

                   Homestake Mining Company and Subsidiaries


9.  Foreign currency, gold commitments

    Foreign Currency Contracts

    Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which establish trading ranges within which the United States dollar may be exchanged for foreign currencies by setting minimum and maximum exchange rates.

    At June 30, 2000, the Company had foreign currency option contracts outstanding as follows:

                                                                Expected Maturity or Transaction Date
                                                                -------------------------------------
                                                                                                           Total or
(US$ in millions)                                                  2000         2001           2002         Average
                                                                ----------    ----------    ----------    ------------
Canadian$ / US$ option contracts:
US$ covered                                                       $54.4         $62.1             -          $116.5
   Written puts, average exchange rate /(1)/                       0.69          0.66             -            0.67
US$ covered                                                       $54.4         $66.1             -          $120.5
   Purchased calls, average exchange rate /(2)/                    0.72          0.69             -            0.70
US$ covered                                                       $54.4         $38.3             -          $ 92.7
   Purchased puts, average exchange rate /(3)/                     0.65          0.65             -            0.65

Australian$ / US$ option contracts:
US$ covered                                                       $71.2         $96.8         $33.0          $201.0
   Written puts, average exchange rate /(1)/                       0.67          0.65          0.68            0.66
US$ covered                                                       $71.2         $96.8         $33.0          $201.0
   Purchased calls, average exchange rate /(2)/                    0.68          0.66          0.68            0.67
US$ covered                                                       $71.9         $85.8         $33.0          $190.7
   Purchased puts, average exchange rate /(3)/                     0.63          0.64          0.65            0.64

    /(1)/ Assuming exercise by the counter-party at the expiration date, the Company would exchange US dollars for Canadian or Australian dollars at the put exchange rate. The counter-party would be expected to exercise the option if the spot exchange rate was below the put exchange rate.

    /(2)/ Assuming exercise by the Company at the expiration date, the Company would exchange US dollars for Canadian or Australian dollars at the call exchange rate. The Company would exercise the option if the spot exchange rate was above the call exchange rate.

    /(3)/ Assuming exercise by the Company at the expiration date, the Company would exchange Canadian or Australian dollars for US dollars at the put exchange rate. The Company would exercise the option if the spot exchange rate was below the put exchange rate.

    In July 2000, the Company discontinued its foreign currency protection program. Option contracts outstanding at June 30, 2000 are expected to remain in place until maturity.

                  Homestaking Mining Company and Subsidiaries


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

  In March 2000, the Company closed out and financially settled its remaining US dollar denominated silver forward sales contracts covering 3.6 million ounces maturing in 2000 and 2001. The pretax gain of $3.3 million was deferred and is being recorded in income as the originally designated production is sold. At June 30, 2000, the unamortized portion of this gain was $2.4 million, of which $0.4 million was classified as noncurrent. The noncurrent deferred gain on close-out of forward sales contracts at June 30, 2000 also includes $28.5 million related to the 1999 close-out of gold forward sales contracts maturing in the years 2001, 2002 and 2003. An additional $6.5 million of deferred gains on this transaction is classified as current and is included in accrued liabilities in the accompanying balance sheet at June 30, 2000.

                   Homestake Mining Company and Subsidiaries


     At June 30, 2000 the Company had gold forward sales and option contracts outstanding as follows:

                                                              Expected Maturity or Transaction Date
                                              -----------------------------------------------------------------------
                                                                                                             There-      Total or
                                                2000         2001        2002         2003       2004         after      Average
                                              --------     --------    --------     --------   --------    ----------   ----------
US$ denominated contracts:
--------------------------
 Forward sales contracts:
  Ounces (thousands)                           42.5          10.0         10.0           -           -         649.2         711.7
  Average price ($ per oz.)                  $  434        $  400       $  403           -           -       $   415        $  416

 Put options owned:
  Ounces (thousands)                           70.0          80.0            -           -           -             -         150.0
  Average price ($ per oz.)                  $  294        $  253            -           -           -             -        $  272

 Call options written:
  Ounces (thousands)                           55.0          80.0            -           -           -             -         135.0
  Average price ($ per oz.)                  $  291        $  253            -           -           -             -        $  268

 Call options purchased:
  Ounces (thousands)                           40.0          80.0            -           -           -             -         120.0
  Average price ($ per oz.)                  $  268        $  268            -           -           -             -        $  268

Australian$ denominated contracts: /(1)/
-----------------------------------------
 Forward sales contracts:
  Ounces (thousands)                              -             -        144.8       144.8       108.8          26.0         424.4
  Average price (US$ per oz.)                $    -             -       $  326      $  338     $   348        $  314        $  335

 Put options owned:
  Ounces (thousands)                           60.0         120.0            -           -           -             -         180.0
  Average price (US$ per oz.)                $  310        $  319            -           -           -             -        $  316

     /(1)/ Expressed in US dollars at an exchange rate of A$ = US$ 0.5967


10.  Segment Information

     The Company primarily is engaged in gold mining and related activities. Gold operations are managed and internally reported based on the following geographic areas: North America (United States and Canada), Australia and South America. The Company also has other foreign exploration activities and an oil recovery operation in the Gulf of Mexico, which are included in "Corporate and All Other". Within each geographic segment, operations are managed on a mine-by-mine basis. However, because each mine has similar characteristics, the Company has geographically aggregated its operations. As discussed in note 5, the Company's results from its sulfur operations are reflected as a discontinued operation, and therefore, have been excluded from the segment information.

                   Homestake Mining Company and Subsidiaries

  Segment information for the three and six months ended June 30, 2000 and 1999 is as follows:

                                                                                       Corporate
                                   North                                South           and All        Reconciling
(in thousands)                    America           Australia          America           Other          Items (a)            Total
                                ----------------------------------------------------------------------------------------------------
For the three months ended:
June 30, 2000
Product sales                    $102,197           $ 64,510            $3,498         $ 1,716                 -           $171,921
Other revenues                     (1,199)            (1,836)               88           6,068            (2,666)               455
Total revenues                    100,998             62,674             3,586           7,784            (2,666)           172,376
Operating earnings                 12,816              8,135                81           6,360            (2,666)            24,726

June 30, 1999
Product sales                    $111,468           $ 54,376            $3,232         $ 1,119                 -           $170,195
Other revenues                      6,606              6,603               286          13,407            (1,986)            24,916
Total revenues                    118,074             60,979             3,518          14,526            (1,986)           195,111
Operating earnings                 20,667              7,613               422          13,337            (1,986)            40,053

For the six months ended:
June 30, 2000
Product sales                    $201,896           $121,078            $6,960         $ 3,668                 -           $333,602
Other revenues                       (981)            (8,759)              428           6,888            (5,274)            (7,698)
Total revenues                    200,915            112,319             7,388          10,556            (5,274)           325,904
Operating earnings                 27,167              7,492               511           7,872            (5,274)            37,768

June 30, 1999
Product sales                    $206,999           $114,342            $6,962         $ 1,848                 -           $330,151
Other revenues                     11,659             10,830               315          19,902            (2,262)            40,444
Total revenues                    218,658            125,172             7,277          21,750            (2,262)           370,595
Operating earnings                 41,189             20,760               309          19,520            (2,262)            79,516

(a)  Primarily intercompany financing.

                   Homestake Mining Company and Subsidiaries

11. Contingencies

    Environmental Contingencies

    The Comprehensive Environmental Response, Compensation and Liability Act of 1980 imposes heavy liabilities on any person who discharges hazardous substances. The Environmental Protection Agency publishes a National Priorities List ("NPL") of known or threatened releases of such substances.

    Homestake's former uranium millsite near Grants, New Mexico is listed on the NPL. Pursuant to the Energy Policy Act of 1992, the United States Department of Energy ("DOE") is responsible for 51.2% of past and future costs of reclaiming the Grants site in accordance with Nuclear Regulatory Commission license requirements. Through June 30, 2000, Homestake had received $29.3 million from the DOE and the balance sheet at June 30, 2000 includes an additional receivable of $6.0 million for the DOE's share of reclamation expenditures made by Homestake through 1999.

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

12. Homestake Canada Inc. ("HCI")

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

    Homestake, through a wholly-owned subsidiary, owns all the common shares outstanding of Homestake Canada Inc. ("HCI"). At June 30, 2000, HCI had 6.6 million HCI exchangeable shares outstanding, which were held by the public.

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

                   Homestake Mining Company and Subsidiaries

    Summarized consolidated financial information for HCI, including Argentina Gold for all periods presented, is as follows:

                                                      June 30,             December 31,
    (in thousands)                                     2000                    1999
                                                  ---------------        ---------------
    Current assets                                  $  45,288                $  43,666
    Noncurrent assets                                 466,150                  498,567
                                                    ---------                ---------
         Total assets                               $ 511,438                $ 542,233
                                                    =========                =========

    Notes payable to the Company                    $ 339,691                $ 329,105
    Other current liabilities                          24,096                   19,521
    Long-term debt                                    201,240                  102,666
    Other long-term liabilities                        15,828                   10,843
    Deferred income and mining taxes                  185,089                  199,979
    Shareholders' equity                                    -
      HCI's shareholders' equity                      (63,634)                  70,991
      Adjustment to conform to the                          -
        Company's accounting basis                   (190,872)                (190,872)
                                                    ---------                ---------
    Total liabilities and shareholders' equity      $ 511,438                $ 542,233
                                                    =========                =========

                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                            June 30,
                                                 -------------------------        -----------------------------
(in thousands)                                      2000           1999               2000             1999
                                                 ----------     ----------        ------------      -----------
Total revenues                                    $ 53,098       $ 68,032            $110,853         $126,031
Costs and expenses                                  58,246         64,079             121,389          113,778
                                                  --------       --------            --------         --------
Income (loss) before taxes
  and minority interests                          $ (5,148)      $  3,953            $(10,536)        $ 12,253
                                                  ========       ========            ========         ========

Net loss                                          $ (6,535)      $ (1,559)           $(15,134)        $   (755)
                                                  ========       ========            ========         ========

13. Subsequent Event

    In July 2000, Homestake purchased Case Pomeroy & Company, Inc.'s ("Case") 25% interest in the Round Mountain mine for $42.6 million, increasing Homestake's ownership of the mine from 25% to 50%. The transaction was effected by Homestake purchasing 100% of the shares of Bargold Corporation, a wholly-owned subsidiary of Case. Purchase consideration consisted of 2.6 million newly issued Homestake common shares and $25.9 million in cash. The transaction was effective July 1, 2000 and will be accounted for as a purchase. Purchase price allocations have not been finalized but are estimated at $3.4 million for net working capital and $44.7 million for property, plant and equipment, less $5.5 million for accrued reclamation.

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

     On April 29, 1999 Homestake issued 20.9 million common shares to acquire Argentina Gold Corp. ("Argentina Gold"), a Canadian gold exploration company whose principal asset is its 60% interest in the Veladero property located in northwest Argentina. The business combination was accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements include Argentina Gold for all periods.


RESULTS OF OPERATIONS

SUMMARY

     Homestake recorded losses from continuing operations of $2.7 million ($0.01 per share) and $17.3 million ($0.07 per share) in the quarter and six months ended June 30, 2000 compared with income from continuing operations of $0.8 million ($0.00 per share) and $1.1 million ($0.01 per share) in the respective 1999 periods.

     Second quarter and year-to-date 2000 results include after-tax foreign currency exchange losses of $6.2 million ($0.02 per share) and $17.4 million ($0.07 per share), respectively, primarily due to further weakening of the Australian and Canadian currencies. Second quarter and year-to-date results in 1999 include after-tax foreign currency exchange gains of $13.9 million ($0.05 per share) and $20.2 million ($0.08 per share), respectively, and non-recurring charges of $7.0 million ($0.03 per share) and $8.3 million ($0.03 per share), respectively. Non-recurring charges in the 1999 second quarter and year-to-date periods include a $3.5 million write-down of an exploration investment and business combination expenses associated with the Argentina Gold acquisition.

     Excluding the effect of the foreign exchange gains and losses and the 1999 non-recurring charges, the Company recorded income from continuing operations of $3.5 million ($0.01 per share) and $0.1 million ($0.00 per share), in the second quarter and year-to-date 2000 periods, respectively, compared with net losses of $6.1 million ($0.02 per share) and $10.8 million ($0.04 per share) for the respective 1999 periods. The stronger operating results are mainly due to slightly higher realized gold prices, lower per ounce production costs, and lower income taxes.

     On July 20, 2000, Freeport-McMoRan Sulphur LLC, the operator and 83.3% owner of the Main Pass joint venture, located in the Gulf of Mexico, announced a phased closure of the sulfur operations. Homestake's 16.7% interest in the joint venture was reflected as a discontinued operation at June 30, 2000.
Second quarter and year-to-date 2000 losses from discontinued operations amounted to $13.9 million ($0.05 per share) and $15.3 million ($0.06 per share), respectively, compared to $0.7 million ($0.00 per share) and $1.9 million ($0.01 per

                   Homestake Mining Company and Subsidiaries

share) in comparable periods in 1999. The 2000 second quarter loss included a non-recurring charge of $12 million, reflecting Homestake's $8.5 million share of unaccrued reclamation and closure costs and a $3.5 million allowance for projected operating losses during the shutdown period. Homestake wrote off the carrying value of its interest in Main Pass in 1997. Including losses from discontinued operations, Homestake recorded net losses of $16.5 million ($0.06 per share) and $32.7 million ($0.13 per share) in the three and six months ended June 30, 2000 compared with net income $0.1 million ($0.00 per share) and a net loss of $0.8 million ($0.00 per share) in the respective 1999 periods.


GOLD OPERATIONS

     The following charts detail Homestake's gold production and total cash costs per ounce by location:

                                                                       Production
                                                                  (Ounces in thousands)
                                              Three Months Ended                       Six Months Ended
                                                   June 30,                               June 30,
                                        --------------------------------        ------------------------------
Mine (Percentage interest)                   2000               1999               2000               1999
--------------------------              -------------       ------------        -----------       ------------
United States
   Homestake (100)                           44.1               57.1               91.8              102.8
   Ruby Hill (100)                           33.1               33.1               61.4               58.3
   McLaughlin (100)                          26.4               33.6               55.9               63.8
   Round Mountain (25)                       38.2               35.4               74.2               65.2
   Marigold (33)                              5.0                4.9               11.7               12.8
   Pinson (50)                                  -                1.3                  -                4.9
                                            -----              -----            -------            -------
      Total United  States                  146.8              165.4              295.0              307.8
Canada
   Eskay Creek (100)/(1)/                   142.6              162.9              295.3              286.4

   Hemlo:                                    79.2               76.0              161.5              149.4
      Williams (50)                          51.6               53.8              108.8              105.7
      David Bell (50)/(2)/                   27.6               22.2               52.7               43.7

   Snip (100)/(3)/                              -               20.8                  -               41.9
                                            -----              -----            -------            -------
      Total Canada                          221.8              259.7              456.8              477.7

Australia
   Kalgoorlie (50):                         101.0               72.9              197.1              155.9

   Yilgarn:                                 113.1              116.8              224.0              220.3
      Plutonic (100)                         57.4               57.2              115.9              105.5
      Darlot (100)                           33.4               27.1               63.8               55.0
      Lawlers (100)                          22.3               32.5               44.3               59.8

   Peak Hill (67)                               -                6.5                  -               12.0
                                            -----              -----            -------            -------
      Total Australia                       214.1              196.2              421.1              388.2
Chile
   Agua de la  Falda (51)                     6.4                6.0               12.5               12.6
                                            -----              -----            -------            -------
Total Production                            589.1              627.3            1,185.4            1,186.3
                                            =====              =====            =======            =======

                   Homestake Mining Company and Subsidiaries

                                                                  Total Cash Costs/(6)/
                                                                   (Dollars per ounce)
                                              Three Months Ended                       Six Months Ended
                                                   June 30,                               June 30,
                                        --------------------------------        ------------------------------
Mine (Percentage interest)                   2000               1999               2000               1999
--------------------------              -------------       ------------        -----------       ------------
United States
   Homestake (100)                            $ 268              $ 253              $ 272             $ 261
   Ruby Hill (100)                               99                100                102               109
   McLaughlin (100)                             239                196                231               219
   Round Mountain (25)                          225                206                241               202
   Marigold (33)                                273                260                229               216
   Pinson (50)                                    -                241                  -               242
                                              -----              -----              -----             -----
      Total United States                       213                201                219               209

Canada
   Eskay Creek (100)/(4)/                       138                135                134               129

   Hemlo:                                       188                201                191               208
      Williams (50)                             199                205                198               212
      David Bell (50)                           167                190                177               199

   Snip (100)                                     -                203                  -               208
                                              -----              -----              -----             -----
      Total Canada                              156                160                154               161
Australia
    Kalgoorlie (50)/(5)/                        190                278                201               242

    Yilgarn:                                    199                213                207               213
       Plutonic (100)                           188                237                201               249
       Darlot (100)                             191                214                205               194
       Lawlers (100)                            240                171                225               167

    Peak Hill (67)                                -                179                  -               178
                                              -----              -----              -----             -----
      Total Australia                           195                236                204               223

Chile
   Agua de la Falda (51)                        207                176                209               195
                                              -----              -----              -----             -----
Weighted Average                              $ 185              $ 195              $ 189             $ 194
                                             ======              =====              =====             =====


                   Homestake Mining Company and Subsidiaries

                 Consolidated Production Costs per Ounce (6)
                          (dollars per ounce of gold)

                                              Three Months Ended                       Six Months Ended
                                                   June 30,                               June 30,
                                        --------------------------------        ------------------------------
                                             2000               1999               2000               1999
                                        -------------       ------------        -----------       ------------
Realized Gold Price                         $ 288              $ 283               $ 291             $ 290
                                            =====              =====               =====             =====
Per Ounce Costs
Direct mining costs                         $ 165              $ 180               $ 169             $ 179
Deferred stripping adjustments                 (1)                (7)                 (1)               (4)
Costs of third-party smelters                  15                 17                  15                15
Other                                           1                  -                   1                 -
                                            -----              -----               -----             -----
Cash Operating Costs                          180                190                 184               190
Royalties                                       4                  4                   4                 3
Production taxes                                1                  1                   1                 1
                                            -----              -----               -----             -----
Total Cash Costs                              185                195                 189               194
Depreciation and amortization                  50                 48                  50                48
Reclamation and mine closure                    7                  6                   7                 6
                                            -----              -----               -----             -----
Total Production Costs                      $ 242              $ 249               $ 246             $ 248
                                            =====              =====               =====             =====

(1) Ounces produced are expressed on a gold equivalent basis and include 83,500 (90,300 in 1999) ounces of gold and 3.3 million (3.8 million in 1999) ounces of silver contained in ore and concentrates sold to smelters in the second quarter, and 167,900 (160,500 in 1999) ounces of gold and 7.1 million (6.7 million in 1999) ounces of silver contained in ore and concentrates sold to smelters in the year-to-date period.

(2) Ounces produced include 2,800 and 5,600 in the quarter and year-to-date periods, respectively, from the Quarter Claim in both 2000 and 1999.

(3)  Includes ounces of gold contained in dore and concentrates.

(4) For comparison purposes, costs per ounce include estimated third-party costs incurred by smelter owners and others to produce marketable gold and silver.

(5) Includes the effect of insurance proceeds received and credited to processing costs of $1.1 million in the 2000 second quarter and year-to-date periods, and $2.6 million and $4.6 million in the 1999 second quarter and year-to-date periods, respectively.

(6) Homestake reports per ounce production costs in accordance with the "Gold Institute Cost Standard".

     Revenues from gold, ore and concentrate sales totaled $170.2 million and $330.0 million in the second quarter and first six months of 2000, respectively, compared to $169.1 million and $328.3 million, for the comparable periods in 1999. Higher 2000 sales revenues reflect slightly higher average realized gold prices, partially offset by lower sales volumes. In the second quarter and year-to-date 2000 periods, 616,100 and 1,184,300 equivalent ounces of gold were sold at average realized prices of $288 and $291 per ounce, respectively, compared to 630,900 and 1,185,000 equivalent ounces at average realized prices of $283 and $290 per ounce a year ago.

                   Homestake Mining Company and Subsidiaries

     During the 2000 second quarter and year-to-date periods, the Company produced 589,100 abd 1,185,400 equivalent ounces of gold at average total cash costs of $185 and $189 per ounce, respectively, compared to 627,300 and 1,186,300 equivalent ounces at average total cash costs of $195 and $194 per ounce in the comparable periods in 1999. Lower production in the 2000 second quarter reflects decreased production from the United States and Canadian operations, partially offset by increased production from the Australian operations. Year-to-date production in 2000 approximated the prior year as lower production from United States and Canadian operations was offset by increased production from Australian operations.

     Production costs for the three and six-month periods ended June 30, 2000 declined to $113.0 and $218.0 million, respectively, from $118.9 million and $223.2 million for the similar periods in 1999. Lower costs reflect ongoing cost containment efforts at the Company's operations and the impact of lower Australian dollar exchange rates as well as, for the second quarter comparison, lower production. Cash costs per ounce during the 2000 second quarter and first half periods declined by 5% and 3%, respectively, from the corresponding periods of 1999.

     Homestake has been reporting its gold production and operating costs in terms of equivalent ounces (co-product reporting) since the Eskay Creek mine commenced production in 1995. This approach was adopted due to the significance of silver production at this mine (approximately 40%-45% of revenue depending on the relative market values of gold and silver). Since 1995, it has become more common in the industry to report gold production using by-product reporting, where silver revenue is credited against operating costs in the calculations of costs per ounce. Either method is acceptable under the Gold Institute Production Cost Standard. On a by-product basis, in the second quarter 2000, Homestake produced 529,900 ounces of gold at an average cash cost of $174 per ounce and in the first half of the year 1,058,000 ounces at $177 per ounce.



United States
-------------

     United States production decreased 11% to 146,800 during the second quarter of 2000 compared to 165,400 ounces a year ago, primarily due to lower production at the Homestake and McLaughlin mines, partially offset by increased production from the Round Mountain mine. The weighted average United States cash cost increased 6% to $213 per ounce during the second quarter of 2000 compared to $201 per ounce a year ago.

     Homestake's wholly-owned Ruby Hill mine continued to be a strong performer, producing 33,100 ounces at a cash cost of $99 per ounce during the second quarter of 2000 compared to similar production at a cash cost of $100 per ounce during the prior year's second quarter.

     Production from the Homestake mine decreased 23% during the second quarter of 2000 to 44,100 ounces compared to 57,100 ounces a year ago. The lower production primarily was due to completion of milling of the remaining open-pit stockpiles in December 1999 and lower ore grade and recoveries from underground operations, partially offset by increased underground tonnage. Production from the processing of open-pit stockpiles in the 1999 second quarter totaled 6,300 ounces. Cash costs per ounce during the second quarter of 2000 averaged $268 per ounce compared to $253 per ounce in 1999, primarily due to the absence of the lower cost open-pit ore. For the three and six month periods ended June 30, 2000, the average ore grade from underground operations at the Homestake mine was approximately 10% lower than projected in the mine's 2000 production plan. The Company is continuing to evaluate the potential causes of this grade shortfall and various operating alternatives to improve the underground ore grade. If it is determined that the ore grade performance cannot be improved, it is reasonably possible that a portion of the ore reserves at the Homestake mine

                   Homestake Mining Company and Subsidiaries


would be rendered uneconomic and the remaining carrying value of the assets impaired. At June 30, 2000, the net carrying value of the property, plant and equipment at the Homestake mine was $18.6 million.

     During the second quarter of 2000, gold production from the processing of residual stockpiles at the McLaughlin mine decreased 21% to 26,400 ounces at a cash cost of $239 per ounce compared to 33,600 ounces at a cash cost of $196 per ounce a year ago. Lower production and higher unit costs primarily were due to lower ore grade and recovery as the higher-grade stockpiles were depleted in the third quarter of 1999.

     Homestake's 25 percent share of production from the Round Mountain mine increased 8% to 38,200 ounces during the second quarter of 2000 compared to 35,400 ounces a year ago, primarily due to increased tonnage processed on the dedicated and reusable pads, partially offset by lower production from the mill. Cash costs per ounce increased 9% to $225 per ounce in the second quarter of 2000, primarily due to marginally lower grades of ore mined and the processing of higher cost inventories during the second quarter of 2000 compared to the same period in 1999. Effective July 1, 2000, Homestake increased its interest in the Round Mountain mine to 50%. This additional interest was acquired from Case Pomeroy and Company, Inc. in exchange for total consideration of $42.6 million, consisting of $25.9 million in cash and 2.6 million common shares of Homestake. Included in the purchase price was Case Pomeroy's share of the joint venture's working capital amounting to approximately $3.4 million. This acquisition is expected to add approximately 150,000 ounces to Homestake's annual gold production, 1.5 million ounces of gold in proven and probable reserves and 0.5 million ounces of gold contained in mineralized material.



Canada
------

     Canadian gold production decreased 15% to 221,800 ounces during the second quarter of 2000 from 259,700 ounces in 1999, primarily due to decreased production at the Eskay Creek mine and the absence of production from the now-closed Snip mine, partially offset by slightly higher production from the Hemlo operations. During the second quarter of 2000, the weighted average total cash costs per ounce from the Company's Canadian mines declined to $156 per ounce from $160 per ounce a year ago primarily due to the absence of the higher cost Snip mine production and operating efficiencies at the Hemlo operations.

     At the Eskay Creek mine, second quarter 2000 production totaled 142,600 gold equivalent ounces at an average cash cost of $138 per equivalent ounce compared to 162,900 gold equivalent ounces at an average cash cost of $135 per equivalent ounce a year ago. Decreased production in 2000 primarily was due to an extra shipment of ore carried over from the first quarter into the second quarter in 1999. Year-to-date production from Eskay Creek in 2000 was 3% higher than the comparable period in the prior year. Cash costs per equivalent ounce increased slightly in 2000 compared to 1999 primarily due to lower ore grades.

     At the Hemlo operations, Homestake's 50% share of second quarter 2000 production from the combined Williams and David Bell mines increased to 79,200 ounces from 76,000 in the prior year, primarily due to increased throughput and marginally higher grade. Since June 1999, the Williams and David Bell mines have been supplying ore to a single mill, which has resulted in the combined operation achieving higher levels of productivity and lower costs. The weighted average cash costs per ounce decreased 6% to $188 per ounce during the second quarter of 2000 compared to $201 per ounce a year ago.

                   Homestake Mining Company and Subsidiaries


     During the second quarter of 1999, the Snip mine produced 20,800 ounces of gold at an average cash cost of $203 per ounce. All mining and milling activities at the Snip mine were completed during the second quarter of 1999 as the mine's reserves were depleted. Active reclamation activities at the minesite were completed in the fourth quarter 1999.

Australia
---------

     Australian gold production increased 9% to 214,100 ounces during the second quarter of 2000 compared to 196,200 ounces in the comparable 1999 period, primarily due to higher production at the Kalgoorlie operations, partially offset by lower production from the Yilgarn operations and the absence of production from the Peak Hill mine which was closed in 1999. During the second quarter of 2000, Australian weighted average total cash costs per ounce decreased 17% to $195 per ounce from $236 per ounce during the second quarter of 1999 reflecting the weaker Australian dollar and the increased production from the Kalgoorlie operations.

     During the second quarter of 2000, Homestake's 50% share of production from the Kalgoorlie operations increased 39% to 101,000 ounces at a cash cost of $190 per ounce from 72,900 ounces at a cash cost of $278 per ounce a year ago. Increased production and lower costs were achieved primarily through improved operating performance, reflecting the resolution of mill gear problems which hampered operations in the prior year's quarter, and the benefits derived from owner mining. The Super Pit operations completed the transition from contract to owner mining in the first quarter of 2000. During the 2000 second quarter, the flotation circuit was upgraded to accommodate additional sulfide ore in preparation for the ultimate phase-out of the underground Mt Charlotte mine, now scheduled for the third quarter of 2001.

     At Homestake's 100%-owned Yilgarn operations, consisting of the Plutonic, Lawlers and Darlot mines, second quarter 2000 production decreased slightly to 113,100 ounces from 116,800 ounces a year ago, primarily due to lower production at the Lawlers mine, partially offset by higher production at the Darlot mine. Production at the Plutonic mine in the 2000 second quarter approximated the same amount as a year ago. During the second quarter 2000, the weighted average cash cost at the Yilgarn operations decreased by 7% to $199 per ounce compared to $213 per ounce in 1999, primarily due to lower costs at the Plutonic and Darlot mines, partially offset by the higher cost at the Lawlers mine. Changes in individual mine production were primarily related to changes in mill head grade.

     At the Peak Hill mine, final reclamation was completed in November 1999. During the second quarter of 1999, the Peak Hill mine produced 6,500 ounces of gold at an average cash cost of $179 per ounce.

South America
-------------

     Homestake's share of production at its 51%-owned Agua de la Falda mine amounted to 6,400 ounces of gold at an average cash cost of $207 per ounce in the second quarter of 2000 compared to 6,000 ounces at a cash cost of $176 per ounce in the prior year. Production increased primarily due to a higher recovery rate, and cash costs per ounce increased primarily due to higher mining costs and lower grade.

     Homestake has completed its first field season at the 60%-owned Veladero project, located in northwestern Argentina. Based on results from a 175,000-foot drilling campaign consisting of 178 holes carried out between October 1999 and May 2000, and concurrent metallurgical, hydrological, geotechnical and environmental studies, Homestake announced on

                   Homestake Mining Company and Subsidiaries


August 1, 2000 an updated assessment of the proven and probable reserves as well as mineralized material present on the property. The proven and probable gold reserves are now estimated to contain 5.5 million ounces of gold (Homestake's share: 3.3 million ounces) contained in 118.3 million tons of ore grading 0.046 ounces of gold per ton. The reserve, which also contains 0.69 ounces of silver per ton, is part of the recently announced and much larger mineralized material totaling 391 million tons at a grade of 0.034 ounces of gold and 0.55 ounces of silver per ton. When developed, Homestake expects the project to produce approximately 500,000 ounces of gold (100% basis) per year for at least 10 years. Cash costs, including silver credits, are expected to average approximately $160 per ounce over the life of the project with lower costs in the early years. The capital cost at this early stage of project engineering is estimated at $450 million (100% basis). Veladero is expected to be completed in 2003 and have its first full year of production in 2004. Additional drilling in this area, scheduled for the next field season, could substantially expand Veladero's reserves and economies of scale.


Other income for the three and six months ended June 30, 2000 includes foreign currency exchange losses of $7.8 million and $21.9 million, respectively. The foreign currency exchange losses in the six-month period include $12.0 million related to foreign currency exchange contracts and $9.9 million primarily related to intercompany advances. Other income for the three and six months ended June 30, 1999 includes foreign currency exchange gains of $17.4 million and $26.8 million, respectively. The foreign currency exchange gains for the six-month period in 1999 include gains of $16.9 million related to foreign currency exchange contracts and $9.9 million primarily related to intercompany advances.

Depreciation, depletion and amortization expense increased to $70.2 million during the first six months of 2000 compared to $67.9 million in the comparable 1999 period. The increase primarily reflects $1.7 million of depreciation related to the new owner-mining equipment held under capital lease at Kalgoorlie, and changes in the production mix, including the effect of increases in production at mines with higher per-unit depreciation and amortization rates. The 1999 year-to-date production also included production from the now-closed Snip and Peak Hill mines which had been fully-depreciated in 1998.

Exploration expense for the first six months in 2000 decreased to $19.6 million from $21.1 million during the corresponding period of 1999 primarily due to timing differences and the capitalization of development costs at Veladero effective April 1, 2000 following the determination of reserves, partially offset by increased exploration at the Rio Frio and Del Carmen properties.

Income and mining tax expense for the first six months in 2000 decreased to $3.1 million compared to $17.1 million for the same period in 1999, primarily due to the lower pretax results in 2000. In addition, the first six months of 1999 included a charge of approximately $3 million related to the repatriation of cash to the United States from the Company's Canadian subsidiaries. The $3.1 million tax expense incurred in the first six months of 2000 primarily reflects the geographic mix of pretax income and losses, foreign withholding taxes on intercompany interest income, and Canadian mining taxes. The Company's consolidated effective income and mining tax rate will fluctuate depending on the geographical mix of pretax income and losses.

Minority interests: Minority interests' share of losses in consolidated subsidiaries was $0.8 million for the first six months in both 2000 and 1999.

                   Homestake Mining Company and Subsidiaries


                        LIQUIDITY AND CAPITAL RESOURCES


     Cash provided by operations totaled $80.1 million during the first six months of 2000 compared to $39.7 million during the same period in 1999. Working capital at June 30, 2000 amounted to $259.4 million, including cash and equivalents and short-term investments of $269 million.

     Short-term investments decreased by $130.5 million during the first six months of 2000, primarily reflecting an increase in the proportion of Homestake's interest-bearing portfolio of securities which have an original maturity of less than three months.

     Capital expenditures increased 28% to $45.7 million during the first six months of 2000 compared to $35.6 million a year ago. Capital expenditures in 2000 include approximately $16.2 million at the Yilgarn operations (Plutonic, Darlot and Lawlers mines) primarily for underground development work, $12.6 million at Kalgoorlie primarily for owner-mining equipment and a flotation circuit upgrade, $5.8 million for development costs at the Veladero project, and $4.6 million at the Homestake mine for various infrastructure and other capital improvements, with the balance primarily related to sustaining capital at the Company's other operating mines. Capital expenditures of $35.6 million during the first six months of 1999 included approximately $18 million at the Yilgarn operations primarily for underground development work, with the balance primarily related to underground mobile mining equipment purchases at the Homestake mine and sustaining capital at the Company's other operating mines.

     The Company has a credit facility ("Credit Facility") providing a total availability of $430 million. This facility is available through July 14, 2003 and provides for borrowings in United States, Canadian, or Australian dollars, or gold, or a combination of these. At June 30, 2000, Canadian dollar borrowings under the Credit Facility of $201.2 million (C$297.7 million) were outstanding. The Company pays a commitment fee on the unused portion of this facility ranging from 0.15% to 0.35% per annum, depending upon rating agencies' ratings for the Company's senior debt. The credit agreement requires a minimum consolidated net worth, as defined in the agreement (primarily shareholders' equity plus the amount of all noncash write-downs made after December 31, 1997), of $500 million. Interest on the Canadian dollar borrowings is payable quarterly and is based on the Bankers' Acceptance discount rate plus a stamping fee. At June 30, 2000, this rate was 6.93%.

     Debt repayments, net of borrowings under the Credit Facility during the first six months of 2000 were $37 million compared to $61 million for the six months ended June 30, 1999. Net debt repayments in 2000 reflect the repayment of $135.0 million of the 5.5% convertible subordinated notes ("Convertible Notes") which matured on June 23, 2000, and principal payments of $1.2 million under capital leases, less Canadian dollar-denominated borrowings of $99.2 million (C$149.5 million) drawn under the credit facility. The repayment of the Convertible Notes was financed by the Credit Facility borrowings and existing cash and equivalents. During the first six months of 2000, the Company also received $6.7 million of capital lease proceeds related to additional owner-mining equipment at Kalgoorlie. In the first six months of 1999, the Company repaid $149.6 million of Australian dollar-denominated borrowings under the Credit Facility and $10.0 million of South Dakota pollution control bonds and repurchased $2.4 million Convertible Notes. The 1999 debt repayments were financed with existing cash and equivalents and by Canadian dollar-denominated borrowings of $101 million (C$150.million) under the Credit Facility.

                   Homestake Mining Company and Subsidiaries


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

     During the second quarter and year-to-date 2000 periods, the Company delivered or financially settled 51,270 and 142,540 ounces of gold at average prices of $355 and $335 per ounce, respectively, under maturing forward sales and option contracts. In addition, during the first quarter of 2000, the Company delivered or financially settled 655,000 ounces of silver at an average price of $6.30 per ounce under maturing forward sales and option contracts. During the second quarter and year-to-date 1999 periods, the Company delivered or financially settled 177,500 and 235,000 ounces of gold at average prices of $312 and $324 per ounce, respectively, and 830,000 and 1,585,000 ounces of silver at an average price of $6.37 and $6.35 per ounce, respectively, under maturing forward sales and option contracts.

     In March 2000, the Company closed out and financially settled its then-remaining US dollar-denominated silver forward sales contracts covering 3.6 million ounces maturing in 2000 and 2001. The pretax gain of $3.3 million realized on this transaction was deferred and is being recorded in income as the originally designated production is sold. At June 30, 2000, the unamortized portion of this gain was $2.4 million, of which $0.4 million was classified as noncurrent. The noncurrent deferred gain on close-out of forward sales contracts at June 30, 2000 also includes $28.5 million related to the 1999 close-out of gold forward sales contracts maturing in the years 2001, 2002 and 2003. An additional $6.5 million of deferred gains on this transaction is classified as current and is included in accrued liabilities in the accompanying balance sheet at June 30, 2000.

     The foregoing hedging activities increased revenues in the second quarter and year-to-date 2000 periods by approximately $4 million and $8 million, respectively, compared to increases in revenues in the 1999 second quarter and year-to-date periods of approximately $8 million and $14 million, respectively.

     The Company's hedge portfolio has essentially no unprotected call options, floating lease rate exposure or margin call requirements. The estimated fair value of the Company's remaining gold hedging position at June 30, 2000 is approximately $12 million and encompasses almost 1.5 million ounces at an average price of $365 per ounce.

     Under the Company's foreign currency protection program, the Company has entered into foreign currency option contracts to minimize the effects of a strengthening of either the Canadian or Australian currencies in relation to the United States dollar. Realized and unrealized gains and losses on this program are recorded in other income. At June 30, 2000, the Company had a net unrealized loss of $5.3 million on open contracts under this program. In July 2000, the Company discontinued its foreign currency protection program. Option contracts outstanding at June 30, 2000 are expected to remain in place until maturity.

                   Homestake Mining Company and Subsidiaries


     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the value of derivatives are to be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. SFAS 133 is effective for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133" ("SFAS 138"). Under the amended standard, certain components of the Company's precious metals hedging program may be excluded from the accounting requirements of SFAS 133 provided they meet certain criteria to qualify as a normal purchase and sale transaction. The Company has not determined whether its precious metals hedging contracts will meet the criteria for exclusion. The Company believes that changes in unrealized gains and losses on Homestake's derivative activities, to the extent subject to the requirements of SFAS 133 and SFAS 138, will qualify for hedge accounting and, to the extent effective, be deferred in other comprehensive income. However, there are many complexities to SFAS 133 and SFAS 138, and the Company currently is evaluating their impact on reported operating results and financial position. The effects of adopting the new standard are not reasonably determinable at this time. The Company expects to adopt SFAS 133 and SFAS 138 effective January 1, 2001.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements "which outlines the basic criteria required to recognize revenue, and provides guidance on the presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 is required to be implemented no later than the fourth quarter of 2000. The Company is awaiting additional implementation guidance, which is expected to be issued shortly by the SEC, in order to evaluate the effect, if any, that this bulletin may have on the consolidated financial statements.


Gold Prices

     The market price for gold is based on a worldwide market. Gold prices are subject to volatile price movements over short periods of time and are influenced by numerous factors over which Homestake has no control, including expectations with respect to rates of inflation, the relative strength of the United States, Canadian and Australian dollars, interest rates, global or regional political or economic crises, demand for jewelry and industrial products containing gold, speculation, and sales by central banks and other holders and producers of gold in response to these factors.

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

Part II - OTHER INFORMATION
---------------------------

Item 5. - Other Information
---------------------------

(a)  In June 2000, the Company relocated its corporate headquarters to:

                       1600 Riviera Avenue,

                       Walnut Creek, CA 94596-3568

                       Telephone: (925) 817-1300


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

                   Homestake Mining Company and Subsidiaries


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


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------


(a)  Exhibits


     27  Financial Data Schedule


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                   Homestake Mining Company and Subsidiaries


                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    HOMESTAKE MINING COMPANY



Date: Aug 11, 2000                  By /s/ James B. Hannan
      ------------                     -------------------
                                       James B. Hannan
                                       Vice President & Controller
                                       (Principal Accounting Officer)