Form 10-Q
period 2000-09-30
HOMESTAKE MINING CO /DE/
filed 2000-11-13
CIK 743872

Homestake Mining Company

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



Form 10-Q



(x) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended September 30, 2000

( )     Transition report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934.

For the transition period from______to______

Commission File Number 1-8736



HOMESTAKE MINING COMPANY



A Delaware Corporation

IRS Employer Identification No. 94-2934609

1600 Riviera Avenue
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

	Yes	X		No
          -----		   -----
The number of shares of common stock outstanding as of October
31, 2000 was 263,162,000*

* Includes 3,528,000 Homestake Canada Inc. exchangeable shares that may be exchanged at any time for Homestake common stock on a one-for-one basis.

Homestake Mining Company

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

A.Condensed Consolidated Balance Sheets (unaudited)
  (In thousands, except per share amount)

                                                                     September 30, December 31,
                                                                         2000          1999
                                                                     ------------  ------------
ASSETS
Current Assets
 Cash and equivalents                                              $   242,289   $   130,273
 Short-term investments                                                  5,763       136,362
 Receivables                                                            42,519        44,988
 Inventories (note 7)                                                   64,903        63,337
 Deferred income and mining taxes                                       17,854        14,663
 Other                                                                   3,237         7,479
                                                                     ------------  ------------
  Total current assets                                                 376,565       397,102
                                                                     ------------  ------------

Property, Plant and Equipment, net                                     996,833     1,132,846
Investments and Other Assets
 Noncurrent investments                                                  7,563        10,473
 Other assets                                                           94,095        94,048
                                                                     ------------  ------------
  Total investments and other assets                                   101,658       104,521
                                                                     ------------  ------------
Total Assets                                                       $ 1,475,056   $ 1,634,469
                                                                     ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
 Accounts payable                                                  $    34,089   $    34,873
 Accrued liabilities                                                    80,641        64,460
 Income and other taxes payable                                         14,384         3,469
 Current portion of long-term debt and capital leases                   52,463        37,206
                                                                     ------------  ------------
  Total current liabilities                                            181,577       140,008
                                                                     ------------  ------------

Long-term Liabilities
 Long-term debt and capital leases (note 8)                            223,663       278,494
 Other long-term obligations                                           235,774       184,893
                                                                     ------------  ------------
  Total long-term liabilities                                          459,437       463,387
                                                                     ------------  ------------

Deferred Gain on Close-out of Forward Sales Contracts                   25,478        34,956
Deferred Income and Mining Taxes                                       193,908       216,958
Minority Interests in Consolidated Subsidiaries                         11,567        13,800
Shareholders' Equity
 Capital stock, $1 par value per share:
  Authorized - Preferred: 10,000 shares; no shares outstanding
                   - Common: 450,000 shares
  Outstanding - HCI exchangeable shares: 2000 - 3,581; 1999 - 6,657
                    - Common: 2000 - 259,552 ; 1999 - 253,808          259,552       253,808
 Additional paid-in capital                                            937,871       923,091
 Deficit                                                              (490,694)     (382,271)
 Accumulated other comprehensive loss                                 (103,640)      (29,268)
                                                                     ------------  ------------
  Total shareholders' equity                                           603,089       765,360
                                                                     ------------  ------------

Total Liabilities and Shareholders' Equity                         $ 1,475,056   $ 1,634,469
                                                                     ============  ============


See notes to condensed consolidated financial statements.

Homestake Mining Company

B.Condensed Statements of Consolidated Operations (unaudited)
  (In thousands, except per share amounts)

                                                    Three Months Ended          Nine Months Ended
                                                       September 30,               September 30,
                                                      2000          1999          2000          1999
                                                  -----------   -----------   -----------   -----------
Revenues
  Gold and ore sales                             $  163,594    $  165,279    $  493,525    $  493,582
  Interest income                                     4,763         4,212        15,680        11,993
  Other income (loss) (note 3)                       (6,288)        2,902       (21,232)       37,413
                                                  -----------   -----------   -----------   -----------
                                                    162,069       172,393       487,973       542,988
                                                  -----------   -----------   -----------   -----------
Costs and Expenses
  Production costs                                  108,588       111,322       326,558       334,542
  Depreciation, depletion and amortization           37,967        33,387       108,133       101,246
  Administrative and general expense                  9,884        10,905        32,224        32,633
  Exploration expense                                 9,896         8,041        29,522        29,153
  Interest expense                                    5,107         4,885        14,993        13,503
  Business combination expenses                           -             -             -         4,764
  Write-downs and other unusual charges              67,823         6,886        68,339        10,386
  Other expense                                         362           364           869         2,731
                                                  -----------   -----------   -----------    ----------
                                                    239,627       175,790       580,638       528,958
                                                  -----------   -----------   -----------    ----------
Income (Loss) From Continuing Operations
 Before Taxes and Minority Interests                (77,558)       (3,397)      (92,665)       14,030
Income and Mining Taxes                                 757         5,871        (2,302)      (11,254)
Minority Interests                                    1,058           217         1,890         1,004
                                                  ----------    -----------   -----------    ----------

Income (Loss) From Continuing Operations            (75,743)        2,691       (93,077)        3,780
Loss From Discontinued Operations                         -          (944)      (15,346)       (2,866)
                                                  ------------  ------------  ------------  ------------
Net Income (Loss)                                $  (75,743)   $    1,747    $ (108,423)   $      914
                                                   ===========   ===========   ===========   ===========

Per Share Amounts - Basic and Diluted:
  Income (loss) from continuing operations       $    (0.29)   $     0.01    $    (0.36)   $     0.01
  Loss from discontinued operations                       -             -         (0.06)        (0.01)
                                                  ------------  ------------  ------------  ------------
Net Income (Loss) Per Share                      $    (0.29)   $     0.01    $    (0.42)   $        -
                                                   ===========   ===========  ============  ===========

Average Shares Used in the Computation              262,672       260,232       261,198       259,838
                                                   ===========   ===========   ===========   ===========

Dividends Paid Per Common Share                  $        -    $        -    $        -      $   0.05
                                                   ===========   ===========   ===========   ===========

See notes to condensed consolidated financial statements.

Homestake Mining Company

C.Condensed Statements of Consolidated Cash Flows (unaudited)
 (In thousands)

                                                                 Nine Months Ended
                                                                    September 30,
                                                                  2000         1999
                                                               ----------   ----------
Cash Flows from Operations
 Income (loss) from continuing operations                       $(93,077)    $  3,780
 Reconciliation to net cash provided by continuing operations:
 Depreciation, depletion and amortization                        108,133      101,246
 Deferred gains on close-out of forward sales contracts            3,348       34,956
 Write-downs and other unusual charges                            68,339       10,386
 Gains on asset disposals                                         (5,272)      (2,740)
 Deferred taxes, minority interests and other                      5,692      (13,448)
 Effect of changes in operating working capital items             10,443      (29,631)
                                                               ----------   ----------
Net cash provided by continuing operations                        97,606      104,549
Net cash used by discontinued operations                          (3,636)      (4,364)
                                                               ----------   ----------
Net cash provided by operations                                   93,970      100,185
                                                               ----------   ----------
Investment Activities
 Decrease in investments                                         130,599       84,409
 Additions to property, plant and equipment                      (61,719)     (70,340)
 Acquisition of interest in Round Mountain mine                  (25,930)           -
 Proceeds from sale-leaseback of equipment                         6,713            -
 Proceeds from asset sales                                         4,607        4,291
 Decrease in restricted cash                                       1,789       11,796
                                                               ----------   ----------
Net cash provided by investment activities                        56,059       30,156
                                                               ----------   ----------
Financing Activities
 Borrowings                                                       99,172       99,791
 Debt repayments                                                (136,333)    (164,131)
 Dividends paid                                                        -      (12,085)
 Common shares issued                                                  -        6,707
                                                               ----------   ----------
Net cash used in financing activities                            (37,161)     (69,718)
                                                               ----------   ----------

Effect of Exchange Rate Changes on Cash and Equivalents             (852)     (10,104)
                                                               ----------   ----------

Net Increase in Cash and Equivalents                             112,016       50,519

Cash and Equivalents, January 1                                  130,273      147,519
                                                               ----------   ----------
Cash and Equivalents, September 30                              $242,289     $198,038
                                                                =========    =========

See notes to condensed consolidated financial statements.

Homestake Mining Company

Notes to Condensed Consolidated Financial Statements (unaudited)

1. General Information

The condensed consolidated financial statements include
Homestake Mining Company and its majority-owned subsidiaries, and their undivided interests in joint ventures (collectively, "Homestake" or the "Company") after elimination of intercompany amounts.

The information furnished in this report reflects all normal recurring adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

All dollar amounts are in United States dollars unless otherwise indicated.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the value of derivatives are to be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. SFAS 133 is effective for fiscal years beginning after June 5, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133" (SFAS 138"). Under the amended standard, certain components of the Company's precious metals hedging program may be excluded from the accounting requirements of SFAS 133 provided they meet certain criteria to qualify as a normal purchase and sale transaction. The Company has not determined whether its precious metals hedging contracts will meet the criteria for exclusion. The Company believes that changes in unrealized gains and losses on Hometake's derivative activities, to the extent subject to the requirements of SFAS 133 and SFAS 138, will qualify for hedge accounting and, to the extent effective, be deferred in other comprehensive income.
However, there are many complexities to SFAS 133 and SFAS 138, and the Company currently is evaluating their impact on reported operating results and financial position. The effects of adopting the new standard are not reasonably determinable at this time. The Company expects to adopt SFAS 133 and SFAS 138 effective January 1, 2001.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" which outlines the basic criteria required to recognize revenue, and provides a guidance on the presentation and disclosure of revenue in financial statements filed with the SEC. The Company will adopt SAB 101 in the fourth quarter of 2000 and does not expect the effect of adoption will be material to the consolidated financial statements.

Homestake Mining Company

2. Acquisitions

Round Mountain Mine: Effective July 1, 2000, Homestake acquired Case Pomeroy & Company, Inc.'s ("Case") 25% interest in the Round Mountain mine for $42.6 million, increasing Homestake's ownership in the mine from 25% to 50%. The transaction was effected by Homestake purchasing 100% of the shares of Bargold Corporation, a wholly owned subsidiary of Case. Purchase consideration consisted of 2.6 million newly issued Homestake common shares and $25.9 million in cash. The transaction was accounted for as a purchase with the purchase price allocated $3.4 million for net working capital and $44.7 million for property, plant and equipment, less $5.5 million for accrued reclamation.

Argentina Gold Corp.: In April 1999, Homestake issued 20.9 million common shares to acquire Argentina Gold Corp. ("Argentina Gold"), a publicly-traded Canadian gold exploration company whose principal asset is its 60% interest in the Veladero property in northwest Argentina. The business combination was accounted for as a pooling of interests, and accordingly, Homestake's consolidated financial statements include Argentina Gold for all periods presented. The Company recorded business combination expenses of $4.8 million related to this transaction in the nine months ended September 30, 1999.

3. Other Income (Loss)

                                                     Three Months Ended              Nine Months Ended
                                                       September 30,                   September 30,
                                                   --------------------------      --------------------------
(in thousands)                                         2000          1999              2000          1999
                                                   ------------  ------------      ------------  ------------

Foreign currency contract gains (losses)            $  (3,991)    $  (2,941)        $ (15,983)    $  13,992
Foreign currency exchange gains (losses)
   on intercompany advances and other                  (9,614)       (1,257)          (19,480)        8,645
Oil sales                                               1,876         1,217             5,547         3,065
Royalty income                                            514           419             1,966         1,507
Gains on asset sales and other                          4,927         5,464             6,718        10,204
                                                   ------------  ------------      ------------  ------------
                                                    $  (6,288)    $   2,902         $ (21,232)    $  37,413
                                                    ===========   ===========       ===========   ===========

4. Write-downs and Other Unusual Charges


                                                        Three Months Ended              Nine Months Ended
                                                          September 30,                   September 30,
                                                      --------------------------      --------------------------
(in thousands)                                            2000          1999              2000          1999
                                                      ------------  ------------      ------------  ------------
Homestake mine restructuring charges (a)               $  22,159     $       -         $  22,159     $       -
Reduction in the carrying values
  of resource assets (b)                                  26,585         1,701            27,101         1,701
Increase in the estimated accrual for
  reclamation and remediation expenditures (c)            16,166         5,185            16,166         5,185
Write-downs of noncurrent investments (d)                      -             -                 -         3,500
Other                                                      2,913             -             2,913             -
                                                      ------------  ------------      ------------  ------------
                                                       $  67,823     $   6,886         $  68,339     $  10,386
                                                       ===========   ===========       ===========   ===========


Homestake Mining Company

a) On September 11, 2000, the Company announced a restructuring of the Homestake mine in South Dakota that contemplated the completion of operations over the next 16 months. In connection with the restructuring, the Company recorded a $22.2 million provision for employee termination benefits and other exit costs. The workforce will be reduced, from the current level of 366 employees, to approximately 40 by no later than December 2001. The classifications of the employees at the Homestake mine being terminated include mining engineers, geologists, administrative employees and mine workers. The key elements of the mine-out plan consist of abandonment of efforts to redevelop the mine above the 4850 level and completion of all production activities. Reclamation and remediaton activities will continue for a number of years. The Company expects to spend approximately $66 million, of which $48 million was accrued at September
30, 2000, on final reclamation and remediation of the Homestake mine.

b) During the 2000 third quarter, the Company recorded an $18.2 million write-down of property, plant and equipment at the Homestake mine, in connection with restructuring discussed above, $5.0 million to write down certain redundant equipment primarily at the Plutonic mine in Western
Australia and $3.4 million to write off certain exploration properties acquired as part of the 1998 Plutonic acquisition. During the 1999 third quarter, the Company recorded a $1.7 million charge to write down certain redundant equipment at the Kalgoorlie operation in Western Australia. Write-downs and unusual charges for the nine months ended September 30, 2000 also include $0.5 million to write down certain redundant equipment at the Eskay Creek mine in British Columbia.

c) During the 2000 third quarter, following a review of its reclamation liabilities, the Company recorded a charge of $16.2 million to increase reclamation accruals for certain non-operating properties. These charges include $10 million for the former uranium millsite near Grants, New Mexico, $2.4 million related to Whitewood Creek in South Dakota, $1.9 million for the Cullaton Lake mine in Nunavut, Canada, $1.5 million for the Bulldog mine in Colorado, and $0.4 million for other non-operating properties. Increased cost estimates for future reclamation reflect new information and changes in the scope of the required reclamation and closure activities identified during the third quarter of 2000. During the quarter ended September 30, 1999, the Company recorded write-downs and unusual charges of $5.2 million to increase the estimated reclamation liability for certain non-operating properties in Australia following an environmental audit of those properties.

d) Write-downs and unusual charges for the nine months ended
September 30, 1999 also include a $3.5 million write-down to the carrying value of the Company's investment in an exploration joint venture in Eastern Europe following a decision to exit the venture.

5. Discontinued Operations

The Company has a 16.7% undivided joint-venture interest in the Main Pass 299 sulfur mine in the Gulf of Mexico. In July 2000, in view of continued low sulfur prices and increased operating costs, Freeport-McMoRan Sulphur LLC, the operator and 83.3% owner of the Main Pass sulfur mine, announced a phased closure of sulfur operations. Sulfur production ceased in August 2000. The Company's joint venture interest was reflected as a discontinued operation effective June 30, 2000. The Company wrote off the carrying value of sulfur property, plant and equipment in 1997. Results for the three and nine months ended September 30, 2000 include provisions of $3.5 million for estimated operating losses

Homestake Mining Company

during the closure period and $8.5 million for estimated remaining unaccrued mine reclamation and closure costs.

Summarized results of the discontinued sulfur operations are as follows:

                                                   Three Months Ended              Nine Months Ended
                                                     September 30,                   September 30,
                                                --------------------------      --------------------------
(in thousands)                                      2000          1999              2000          1999
                                                ------------  ------------      ------------  ------------
Revenues                                         $       -     $   3,575         $  (5,367)    $  10,934
                                                 ===========   ===========       ===========   ===========

Loss before income taxes                         $       -     $  (1,006)        $  (3,487)    $  (3,032)
Income tax benefit                                       -            62               141           166
                                                ------------  ------------      ------------  ------------
Loss from operations                                     -          (944)           (3,346)       (2,866)
Loss on shutdown, including provisions
  of $3.5 million for operating losses
  during the closure period and $8.5
  million for reclamation (no tax effect)                -             -           (12,000)            -
                                                ------------  ------------      ------------  ------------
Loss from discontinued operations                $       -       $  (944)        $ (15,346)    $  (2,866)
                                                 ===========   ===========       ===========   ===========


6. Comprehensive Income (Loss)

                                                     Three Months Ended              Nine Months Ended
                                                       September 30,                   September 30,
                                                  --------------------------      --------------------------
(in thousands)                                        2000          1999              2000          1999
                                                  ------------  ------------      ------------  ------------

Net Income (Loss)                                  $ (75,743)    $   1,747         $(108,423)    $     914
Other Comprehensive Income (Loss)
  Currency translation adjustments                   (28,575)       (1,268)          (69,699)       27,019
  Unrealized gain (loss) on securities                (1,323)        1,376            (4,673)        1,336
                                                  ------------  ------------      ------------  ------------
Total Other Comprehensive Income (Loss)              (29,898)          108           (74,372)       28,355
                                                  ------------  ------------      ------------  ------------
Comprehensive Income (Loss)                        $(105,641)    $   1,855         $(182,795)    $  29,269
                                                   ===========   ===========       ===========   ===========


7. Inventory

                                                    September 30, December 31,
(in thousands)                                         2000          1999
                                                    ------------  ------------

Finished products                                    $  10,911     $   7,452
Ore and in process                                      32,901        30,591
Supplies                                                21,091        25,294
                                                    ------------  ------------
                                                     $  64,903     $  63,337
                                                     ===========   ===========

Homestake Mining Company

8. Long-term debt and capital leases

                                                          September 30, December 31,
(in thousands)                                               2000          1999
                                                          ------------  ------------

Cross-border credit facility (due 2003):
  Canadian dollar-denominated borrowings                   $ 197,608     $ 102,666
Pollution control bonds:
  Lawrence County, South Dakota (due 2032)                    38,000        38,000
  State of California (due 2004)                              17,000  `     17,000
Capital leases                                                23,518        23,044
Convertible subordinated notes                                     -       134,990
                                                          ------------  ------------
                                                             276,126       315,700
Less current portion
  Cross-border credit facility                               (49,768)          -
  Convertible subordinated notes                                 -         (34,990)
  Capital leases                                              (2,695)       (2,216)
                                                          ------------  ------------
                                                           $ 223,663     $ 278,494
                                                           ===========   ===========



During the first six months of 2000, the Company repurchased, prior to maturity, convertible subordinated notes
("Convertible Notes") having a principal amount of $1.0 million. The remaining Convertible Notes were repaid upon maturity on June 23, 2000.

On November 8, 2000, the Company repaid Canadian dollar-denominated borrowings of $49.8 million (C$75 million) outstanding under the Cross-border credit facility.
Accordingly, this amount was classified as current at September 30, 2000.


9. Foreign Currency, Gold Commitments

Foreign Currency Contracts

Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts which establish trading ranges within which the United States dollar may be exchanged for foreign currencies by setting minimum and maximum exchange rates.

Homestake Mining Company

At September 30, 2000, the Company had foreign currency option contracts outstanding as follows:

Expected Maturity or Transaction Date
-------------------------------------

                                                                                                  Total or
                                                             2000         2001         2002        Average
                                                          -----------  -----------  -----------  -----------
(US$ in millions)

Canadian $ / US $ option contracts:
US $ covered                                                   $26.6        $62.1            -        $88.7
   Written puts, average exchange rate (1)                      0.69         0.66            -         0.67
US $ covered                                                   $26.6        $66.1            -        $92.7
   Purchased calls, average exchange rate (2)                   0.72         0.69            -         0.70
US $ covered                                                   $26.6        $38.3            -        $64.9
   Purchased puts, average exchange rate (3)                    0.65         0.65            -         0.65

Australian $ / US $ option contracts:
US $ covered                                                   $38.2        $96.8        $33.0       $168.0
   Written puts, average exchange rate (1)                      0.66         0.65         0.68         0.66
US $ covered                                                   $38.2        $96.8        $33.0       $168.0
   Purchased calls, average exchange rate (2)                   0.67         0.66         0.68         0.67
US $ covered                                                   $38.2        $85.8        $33.0       $157.0
   Purchased puts, average exchange rate (3)                    0.63         0.63         0.65         0.64



(1) Assuming exercise by the counterparty at the expiration date, the Company would exchange US dollars for Canadian or Australian dollars at the put exchange rate. The counterparty would be expected to exercise the option if the spot exchange rate was below the put exchange rate.

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

In July 2000, the Company discontinued it foreign currency protection program. Option contracts outstanding at September
30, 2000 are expected to remain in place until maturity.

Gold and Silver Contracts

Homestake's hedging policy provides for the use of forward sales contracts to hedge up to 30% of each of the following ten year's expected annual gold production, and up to 30% of each of the following five year's expected annual silver production, at prices in excess of certain target prices. The policy also provides for the use of combinations of put and call option contracts to establish minimum floor prices.

In March 2000, the Company closed out and financially settled its remaining US dollar denominated silver forward sales contracts covering 3.6 million ounces maturing in 2000

Homestake Mining Company

and 2001. The pretax gain of $3.3 million was deferred and is being recorded in income as the originally designated production is sold. At September 30, 2000, the unamortized portion of this gain was $1.6 million, of which $0.2 million was classified as noncurrent. The noncurrent deferred gain on closeout of forward sales contracts at September 30, 2000 also includes $25.3 million related to the 1999 closeout of gold forward sales contracts maturing in the years 2001, 2002 and 2003. An additional $9.6 million of deferred gains related to this transaction are classified as current and are included in accrued liabilities in the accompanying balance sheet at September 30, 2000.

At September 30, 2000, the Company had gold forward sales and option contracts outstanding as follows:

Expected Maturity or Transaction Date
-------------------------------------

                                                                                       There-  Total or
                                           2000     2001     2002     2003     2004    after   Average
                                         -------- -------- -------- -------- -------- -------- --------
US $ denominated contracts:
----------------------------
Forward sales contracts:
Ounces (thousands)                          21.3     10.0     10.0        -        -    649.2    690.5
Average price ($ per oz.)                 $  436   $  400   $  403        -        -   $  415   $  416

Put options owned:
Ounces (thousands)                          20.0     80.0        -        -        -        -    100.0
Average price ($ per oz.)                 $  350   $  253        -        -        -        -   $  272

Call options written:
Ounces (thousands)                          10.0     80.0        -        -        -        -     90.0
Average price ($ per oz.)                 $  397   $  253        -        -        -        -   $  269

Call options purchased:
Ounces (thousands)                             -     80.0        -        -        -        -     80.0
Average price ($ per oz.)                      -   $  268        -        -        -        -   $  268

Australian $ denominated contracts: (1)
-----------------------------------
Forward sales contracts:
Ounces (thousands)                             -        -    144.8     24.8     24.8     26.0    220.4
Average price (US$ per oz.)                    -        -   $  296   $  286   $  286   $  286   $  293

Put options owned:
Ounces (thousands)                          30.0    240.0    240.0    240.0     84.0        -    834.0
Average price (US$ per oz.)               $  282   $  272   $  265   $  265   $  277        -   $  269

Call options written:
Ounces (thousands)                             -    120.0    120.0    120.0        -        -    360.0
Average price (US$ per oz.)                    -   $  254   $  254   $  254        -        -   $  254

Call options purchased:
Ounces (thousands)                             -    120.0    120.0    120.0        -        -    360.0
Average price (US$ per oz.)                    -   $  265   $  265   $  265        -        -   $  265


(1) Expressed in US dollars at an exchange rate of A$ = US$ 0.5428

10. Segment Information

The Company primarily is engaged in gold mining and related activities. Gold operations are managed and internally reported based on the following geographic areas: North
America (United States and Canada), Australia and South
America. The Company also has other foreign exploration activities and an oil recovery operation in the Gulf of Mexico, which are included in "Corporate and All Other."
Within each geographic segment, operations are

Homestake Mining Company

managed on a mine-by-mine basis. However, because each mine has similar characteristics, the Company has geographically aggregated its operations. As discussed in note 5, the Company's results from its sulfur operations are reflected as a discontinued operation, and therefore, have been excluded from the segment information.

Segment information for the three and nine months ended
September 30, 2000 and 1999 is as follows:

                                                                          Corporate
                                     North                     South       and All     Reconciling
(in thousands)                      America     Australia     America       Other      Items (a)      Total
                                   ---------------------------------------------------------------------------
For the three months ended:
September 30, 2000
Product sales                       $103,904     $ 57,870     $  1,820     $      -     $      -     $163,594
Other revenues                           342         (414)         (72)       1,374       (2,755)      (1,525)
Total revenues                       104,246       57,456        1,748        1,374       (2,755)     162,069
Operating earnings                    11,137        7,245         (398)         285       (2,755)      15,514

September 30, 1999
Product sales                       $106,388     $ 56,999     $  1,892     $      -     $      -     $165,279
Other revenues                         3,465          891         (122)       5,130       (2,250)       7,114
Total revenues                       109,853       57,890        1,770        5,130       (2,250)     172,393
Operating earnings                    21,660        4,022         (217)       4,469       (2,250)      27,684


For the nine months ended:
September 30, 2000
Product sales                       $305,797     $178,948     $  8,780     $      -     $      -     $493,525
Other revenues                          (636)      (9,173)         356       11,930       (8,029)      (5,552)
Total revenues                       305,161      169,775        9,136       11,930       (8,029)     487,973
Operating earnings                    38,304       14,737          113        8,157       (8,029)      53,282

September 30, 1999
Product sales                       $313,387     $171,341     $  8,854     $      -     $      -     $493,582
Other revenues                        15,124       11,721          193       26,880       (4,512)      49,406
Total revenues                       328,511      183,062        9,047       26,880       (4,512)     542,988
Operating earnings                    62,849       24,782           92       23,989       (4,512)     107,200


(a)  Primarily intercompany financing.


11. Contingencies

Environmental Contingencies

The Comprehensive Environmental Response, Compensation and
Liability Act of 1980 imposes heavy liabilities on any person who discharges hazardous substances. The
Environmental Protection Agency publishes a National
Priorities List ("NPL") of known or threatened releases of such substances.

Homestake's former uranium millsite near Grants, New Mexico is listed on the NPL. Pursuant to the Energy Policy Act of 1992, the United States Department of Energy ("DOE") is responsible for 51.2% of past and future costs of reclaiming the Grants site in

Homestake Mining Company

accordance with Nuclear Regulatory
Commission license requirements. Through September 30, 2000, Homestake had received $31.4 million from the DOE and the balance sheet at September 30, 2000 includes an additional receivable of $4.3 million for the DOE's share of reclamation expenditures made by Homestake through 1999.

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

12. Homestake Canada Inc. ("HCI")

In connection with the 1998 acquisition of the minority interests in Prime Resources Group Inc., HCI issued 11.1 million HCI exchangeable shares. Each HCI exchangeable share is exchangeable for one Homestake common share at any time at the option of the holder and has essentially the same voting, dividend (payable in Canadian dollars), and other rights as one Hometake common share. A share of special voting stock, which was issued to the transfer agent in trust for the holders of the HCI exchangeable shares, provides the mechanism for holders of the HCI exchangeable shares to receive their voting rights.

Homestake, through a wholly owned subsidiary, owns all the common shares outstanding of Homestake Canada Inc.
("HCI"). At September 30, 2000, HCI had 3.6 million HCI exchangeable shares outstanding, which were held by the public.

Following the 1999 business combination with Argentina Gold, Homestake's investment in Argentina Gold was transferred to HCI in exchange for a Canadian dollar-denominated intercompany note payable by HCI to its parent company of approximately C$282 million (US$191 million). In accordance with United States generally accepted accounting principles, the assets, liabilities and shareholder's equity of Argentina Gold have been recorded in HCI's financial statements at the historical cost basis to the parent company. The difference between the historical cost basis of Argentina Gold shareholder's equity and its fair value at the date of transfer has been recorded as a reduction to HCI's shareholder equity.

Homestake Mining Company

Summarized consolidated financial information for HCI, including Argentina Gold for all periods presented, is as follows:

                                                           September 30, December 31,
(in thousands)                                                2000          1999
                                                           -----------   -----------
Current assets                                              $  49,846     $  43,666
Noncurrent assets                                             445,695       498,567
                                                           -----------   -----------
  Total assets                                              $ 495,541     $ 542,233
                                                            ===========   ===========

Current portion of notes payable to the Company             $ 149,655     $ 138,233
Other current liabilities                                      21,649        19,521
Long-term debt                                                197,608       102,666
Notes payable to the Company                                  190,872       190,872
Other long-term liabilities                                    20,267        10,843
Deferred income and mining taxes                              177,506       199,979
Shareholders' equity
  HCI's shareholders' equity                                  (71,144)       70,991
  Adjustment to conform to the
    Company's accounting basis                               (190,872)     (190,872)
                                                           -----------   -----------
Total liabilities and shareholders' equity                  $ 495,541     $ 542,233
                                                            ===========   ===========


                                      Three Months Ended       Nine Months Ended
                                         September 30,            September 30,
                                    ------------------------ ------------------------
(in thousands)                          2000        1999         2000         1999
                                    -----------  ----------- -----------  -----------

Total revenues                       $   49,854   $  56,601   $  160,707   $  182,632
Costs and expenses                       60,848      55,868      182,237      169,646
                                    -----------  -----------  -----------  -----------
Income (loss) before taxes
    and minority interests           $  (10,994)  $     733   $  (21,530)  $   12,986

                                    ===========  ===========  ===========  ===========
Net loss                             $   (8,637)  $   3,840   $  (23,771)  $    3,085
                                    ===========  ===========  ===========  ===========




13. Subsequent Event

On October 26, 2000, the Company declared a dividend of US$0.025 per share of common stock, payable on December 7, 2000 to shareholders of record at the close of business on November 16, 2000. Homestake Canada Inc. ("HCI") also declared a dividend of C$0.038 (US$0.025) per HCI exchangeable share, payable on December 7, 2000 to shareholders of record at the close of business on November 16, 2000.

Homestake Mining Company

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

Effective July 1, 2000, Homestake acquired Case Pomeroy & Company, Inc.'s ("Case") 25% interest in the Round Mountain mine for $42.6 million, increasing Homestake's ownership in the mine from 25% to 50%. The transaction was effected by Homestake purchasing 100% of the shares of Bargold Corporation, a wholly owned subsidiary of Case. Purchase consideration consisted of
2.6 million newly issued Homestake common shares and $25.9 million in cash. The transaction was accounted for as a purchase.

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

RESULTS OF OPERATIONS

SUMMARY

Homestake recorded losses from continuing operations of $75.7 million ($0.29 per share) and $93.1 million ($0.36 per share) in the quarter and nine months ended September 30, 2000, respectively, compared with income from continuing operations of $2.7 million ($0.01 per share) and $3.8 million ($0.01 per share) in the respective 1999 periods. Third quarter and year-to-date 2000 results include after-tax foreign currency exchange losses of $12.7 million ($0.05 per share) and $30.1 million ($0.12 per share), respectively, and after-tax non-recurring charges of $63.5 million ($0.24 per share) and $64 million ($0.25 per share), respectively. Third quarter and year-to-date results in 1999 included after-tax foreign currency exchange losses of $2.3 million ($0.01 per share) and gains of $16.9 million ($0.06 per share), respectively, and after-tax non-recurring charges of $4.4 million ($0.02 per share) and $12.7 million ($0.05 per share), respectively.

Homestake Mining Company

After-tax non-recurring charges are as follows:

                                                  Three Months Ended             Nine Months Ended
                                                    September 30,                  September 30,
                                                --------------------------     -------------------------
(in thousands)                                     2000          1999             2000         1999
                                                -----------   -----------      -----------  -----------

Homestake mine restructuring charges            $     22.2   $         -      $      22.2   $       -
Resource asset write-downs                            23.8           1.1             24.3         1.1
Increase in the estimated accrual for
    reclamation expenditures                          14.9           3.3             14.9         3.3
Business combination and integration costs               -             -                -         4.8
Write-down of noncurrent investments                     -             -                -         3.5
Other                                                  2.6             -              2.6           -
                                                -----------   -----------      -----------  -----------
                                                $     63.5   $       4.4      $      64.0   $    12.7
                                                ===========   ===========      ===========  ===========



Excluding the effect of the foreign exchange gains and losses and non-recurring charges, the Company recorded income from continuing operations of $0.5 million ($0.00 per share) and $1.1 million ($0.00 per share), in the third quarter and year-to-date 2000 periods, respectively, compared with income of $9.4 million ($0.04 per share) and a loss of $0.4 million ($0.00 per share) for the respective 1999 periods. Lower operating income in the 2000 third quarter reflects lower sales volumes, higher cash and total production costs per ounce and a smaller tax benefit than in the 1999 third quarter. For the year-to-date, higher operating earnings reflect higher interest income, lower cash costs per ounce and lower taxes, partially offset by higher depreciation charges and interest expense.

On July 20, 2000, Freeport-McMoRan Sulphur LLC, the operator and 83.3% owner of the Main Pass joint venture, located in the Gulf of Mexico, announced a phased closure of the sulfur operations. Homestake's 16.7% interest in the joint venture was reflected as a discontinued operation effective June 30, 2000. Year-to-date 2000 losses from discontinued operations amounted to $15.3 million ($0.06 per share), compared to $0.9 million ($0.00 per share) and $2.9 million ($0.01 per share) during the 1999 third quarter and year-to-date periods, respectively. The 2000 year-to-date loss included a non-recurring charge of $12 million, reflecting Homestake's $8.5 million share of unaccrued reclamation and closure costs and a $3.5 million allowance for projected operating losses during the closure period. Homestake wrote off the carrying value of its interest in Main Pass in 1997. Including losses from discontinued operations, Homestake recorded net losses of $75.7 million ($0.29 per share) and $108.4 million ($0.42 per share) in the three and nine months ended September 30, 2000, compared with net income $1.7 million ($0.01 per share) and $0.9 million ($0.00 per share) in the respective 1999 periods.

Homestake Mining Company

GOLD OPERATIONS

The following charts detail Homestake's gold production and total cash costs per ounce by location:

                                        Production
                                        (Ounces in thousands)

                                           Three Months Ended             Nine   Months Ended
                                             September 30,                  September 30,
                                        -------------------------      -------------------------
Mine (Percentage interest)                 2000          1999             2000          1999
----------------------------            -----------   -----------      -----------   -----------
United States
 Homestake (100)                              40.6          55.5            132.4         158.3
 Ruby Hill (100)                              35.6          33.0             97.0          91.3
 McLaughlin (100)                             25.8          29.9             81.7          93.7
 Round Mountain (50) (5)                      77.8          37.2            152.0         102.4
 Marigold (33)                                 4.2           4.8             15.9          17.6
 Pinson (50)                                     -           0.7                -           5.6
                                        -----------   -----------      -----------   -----------
     Total United States                     184.0         161.1            479.0         468.9
Canada
 Eskay Creek (100) (2)                        81.9          80.4            249.9         240.9

 Hemlo:                                       75.0          75.8            236.5         225.2
   Williams (50)                              52.9          51.4            161.7         157.1
   David Bell (50) (1)                        22.1          24.4             74.8          68.1

 Snip (100) (2)                                  -           0.2                -          42.1
                                        -----------   -----------      -----------   -----------
      Total Canada                           156.9         156.4            486.4         508.2
Australia
 Kalgoorlie (50)                              92.4          98.1            289.5         254.0

 Yilgarn:                                    122.2         114.3            346.2         334.6
   Plutonic (100)                             61.0          62.1            176.9         167.6
   Darlot (100)                               35.0          28.4             98.8          83.4
   Lawlers (100)                              26.2          23.8             70.5          83.6

 Peak Hill (67)                                  -           5.5                -          17.5
                                        -----------   -----------      -----------   -----------
      Total Australia                        214.6         217.9            635.7         606.1
Chile
 Agua de la Falda (51)                         3.4           3.8             15.9          16.4
                                        -----------   -----------      -----------   -----------
Total Production                             558.9         539.2          1,617.0       1,599.6
                                         ==========    ==========       ==========    ==========


Homestake Mining Company

                                       Total Cash Costs (6)
                                       (Dollars per ounce)

                                           Three Months Ended             Nine Months Ended
                                             September 30,                  September 30,
                                       ----------------------------   ----------------------------
Mine (Percentage interest)                2000          1999             2000          1999
----------------------------           -----------   -----------      -----------   -----------
United States
 Homestake (100)                        $     287     $     250        $     276     $     257
 Ruby Hill (100)                               97            94              101           103
 McLaughlin (100)                             240           232              234           223
 Round Mountain (50) (5)                      202           198              221           200
 Marigold (33)                                339           180              257           206
 Pinson (50)                                    -             -                -           242
                                       -----------   -----------      -----------   -----------
     Total United States                      209           200              215           206
Canada
 Eskay Creek (100) (3)                         33             1               24             9

 Hemlo:                                       187           183              190           200
   Williams (50)                              185           192              194           205
   David Bell (50)                            194           165              182           187

 Snip (100)                                     -             -                -           208
                                       -----------   -----------      -----------   -----------
      Total Canada                            107            89              105           110
Australia
 Kalgoorlie (50) (4)                          183           231              195           237

 Yilgarn:                                     197           191              203           206
   Plutonic (100)                             201           194              201           229
   Darlot (100)                               168           195              192           194
   Lawlers (100)                              227           180              226           170

 Peak Hill (67)                                 -           179                -           179
                                       -----------   -----------      -----------   -----------
      Total Australia                         191           209              200           218
Chile
 Agua de la Falda (51)                        224           167              212           188
                                       -----------   -----------      -----------   -----------
Weighted Average                        $     173     $     171        $     176     $     180
                                       ===========   ===========      ===========   ===========


Homestake Mining Company

Consolidated Production Costs per Ounce (6)
(dollars per ounce of gold)

                                               Three Months Ended           Nine Months Ended
                                                  September 30,                September 30,
                                           -------------------------    -------------------------
                                              2000          1999           2000          1999
                                           -----------   -----------    -----------   -----------
Realized Gold Price                         $     284     $     280      $     290     $     287
                                            ==========    ==========     ==========    ==========
Per Ounce Costs
Direct mining costs                         $     183     $     189      $     189     $     198
Deferred stripping adjustments                     -            (3)            (1)           (5)
Costs of third-party smelters                      17            17             17            17
By-product credits                                (33)          (37)           (35)          (35)
                                           -----------   -----------    -----------   -----------
Cash Operating Costs                              167           166            170           175
Royalties                                           6             4              5             4
Production taxes                                    -             1              1             1
                                           -----------   -----------    -----------   -----------
Total Cash Costs                                  173           171            176           180
Depreciation and amortization                      57            53             56            54
Reclamation and mine closure                       11             7              9             7
                                           -----------   -----------    -----------   -----------
Total Production Costs                      $     241     $     231      $     241     $     241
                                            ==========    ==========     ==========    ==========


1) Ounces produced include 2,900 and 8,500 in the quarter and year-to-date periods, respectively, from the Quarter Claim in both 2000 and 1999.

2) Includes ounces of gold contained in dore, ore and concentrates.

3) Eskay Creek's costs per ounce were calculated on a by-product basis. Included as a credit against costs in the third quarter 2000 were revenues from the sale of 3.6 million (3.6 million in 1999) ounces of silver at an average price of $4.86 ($5.38 in 1999) per ounce and 10.7 million (10.3 million in 1999) ounces of silver in the first nine months of 2000 at an average price of $5.02 ($5.26 in 1999) per ounce. For comparison purposes, costs per ounce include estimated third-party costs incurred by smelter owners and others to produce marketable gold and silver.

4) Includes the effect of insurance proceeds received and credited to processing costs of $1.1 million in the 2000 year-to-date period and $0.2 million and $4.8 million in the 1999 third quarter and year-to-date periods, respectively.

5) Homestake acquired an additional 25% interest in the Round
Mountain mine effective July 1, 2000. Homestake's share of production in the third quarter of 2000 was determined in accordance with the purchase agreement.

6) Homestake reports per ounce production costs in accordance with the "Gold Institute Production Cost Standard".

Revenues from gold, ore and concentrate sales totaled $163.6 million and $493.5 million in the third quarter and first nine months of 2000, respectively, compared to $165.3 million and $493.6 million, for the comparable periods in 1999. Revenues in the 2000 periods reflect slightly lower sales volumes, partially

Homestake Mining Company

offset by higher average realized gold prices. In the third quarter and year-to-date 2000 periods, 544,100 and 1,601,100 ounces of gold were sold at average realized prices of $284 and $290 per ounce, respectively, compared to 549,900 and 1,609,100 ounces at average realized prices of $280 and $287 per ounce in the previous year's comparable periods.

During the 2000 third quarter and year-to-date periods, the Company produced 558,900 and 1,617,000 ounces of gold at average total cash costs of $173 and $176 per ounce, respectively, compared to 539,200 and 1,599,600 ounces at average total cash costs of $171 and $180 per ounce in the comparable periods in 1999. Higher production in the 2000 third quarter reflects primarily higher production from the United States operations. Higher production in the 2000 year-to-date reflects higher production from the Australian and the United States operations, partially offset by decreased production from the Canadian operations.

Production costs for the three and nine-month periods ended September 30, 2000 declined to $108.6 million and $326.6 million, respectively, from $111.3 million and $334.5 million for the comparable periods in 1999. Lower costs reflect ongoing cost containment efforts at the Company's operations and the impact of the weaker Australian dollar. Cash costs per ounce during the third quarter slightly increased by 1% to $173 per ounce, primarily due to higher cash costs from the Canadian and the United States operations, partially offset by lower costs from the Australian operations. Year-to-date 2000 cash costs declined by 2% to $176 per ounce compared to the corresponding period in 1999, primarily due to lower cash costs from the Australian and the Canadian operations, partially offset by higher costs from the United States operations.

Prior to the 2000 third quarter, Homestake reported its gold production and costs per ounce using equivalent ounces (co-product reporting) at the Eskay Creek mine. Under the co-product reporting method, silver production from the Eskay Creek mine was expressed in terms of an equivalent amount of gold. This method was originally selected in 1995, when the mine commenced production, due to the significance of silver production from the mine (approximately 40%-45% of revenue depending on the relative market values of gold and silver). It is now a more common practice in the industry to report gold production using by-product reporting, where silver revenue is credited against operating costs in the calculation of cost per ounce. Either method is acceptable under the Gold Institute Production Cost Standard. Effective July 1, 2000, Homestake adopted the by-product reporting basis in reporting its gold production and operating costs. All periods presented have been restated to conform to by-product reporting.

United States

United States production increased by 14% to 184,000 ounces during the third quarter of 2000 compared to 161,100 ounces a year ago. The increase reflects the increase in Homestake's ownership interest in the Round Mountain mine in Nevada, from 25% to 50%, partially offset by a decrease production from the Homestake mine. The weighted average United States cash cost increased 5% to $209 per ounce during the third quarter of 2000 compared to $200 per ounce a year ago.

Production from the Homestake mine decreased 27% during the third quarter of 2000 to 40,600 ounces compared to 55,500 ounces in 1999. The lower production primarily was due to completion of milling of the remaining open-pit stockpiles in December 1999 and lower ore

Homestake Mining Company

grade and recoveries from underground operations, partially offset by increased underground tonnage. Cash costs per ounce during the third quarter of 2000 averaged $287 per ounce compared to $250 per ounce in 1999, primarily due to the absence of the lower cost open-pit ore. In the first eight months of 2000, underground ore grades were lower and development costs were higher than planned due to the discontinuous nature of the remaining ore lodes. As a result of these conditions, which are not expected to improve significantly, and the continued weakness in the price of gold, a decision was made to implement a phased closure at the Homestake mine. The new "mine-out" plan contemplates extraction of remaining developed ore over a period of up to 16 months.

Homestake's wholly-owned Ruby Hill mine continued to perform well, producing 35,600 ounces as a cash cost of $97 per ounce during the third quarter of 2000 compared to 33,000 ounces at a cash cost of $94 per ounce during the prior year's third quarter.

During the third quarter of 2000, gold production from the processing of residual stockpiles at the McLaughlin mine decreased 14% to 25,800 ounces at a cash cost of $240 per ounce compared to 29,900 ounces at a cash cost of $232 per ounce a year ago. Lower production and higher unit costs primarily were due to lower ore grade and recovery as the higher-grade stockpiles were depleted in the third quarter of 1999.

Effective July 1, 2000, Homestake increased its ownership interest in the Round Mountain mine from 25% to 50%.
Homestake's share of production increased to 77,800 ounces (50% basis) during the third quarter of 2000 compared to 37,200 ounces (25% basis) a year ago. In addition to the increased ownership interest, the higher production was attributable to increased tonnage processed on the dedicated pad. Cash costs per ounce increased 2% to $202 per ounce in the third quarter of 2000 despite the higher production, primarily due to lower tonnage, ore grade and recovery from the reusable leach pads.

Canada

Canadian gold production of 156,900 ounces during the third quarter of 2000 approximated third quarter 1999 production. The weighted average total cash costs per ounce from the Company's Canadian mines increased to $107 per ounce in the 2000 third quarter, from $89 per ounce in 1999. Higher cash costs were primarily due to lower by-product credits and higher cash costs per ounce at the Eskay Creek mine.

At the Eskay Creek mine, third quarter 2000 production totaled 81,900 ounces at an average cash cost of $33 per ounce compared to 80,400 ounces at an average cash cost of $1 per ounce a year ago. Increased production in 2000 primarily was due to higher ore grade for direct shipped ore. Higher cash costs per ounce reflect lower by-product credits, due to lower silver prices, and higher smelter and site administration costs.

At the Hemlo operations, Homestake's 50% share of third quarter 2000 production from the combined Williams and David Bell mines was 75,000 ounces, down slightly from the 75,800 ounces produced in the prior year, primarily due to lower ore grade. The weighted average cash costs per ounce increased 2% to $187 per ounce during the third quarter of 2000 compared to $183 per ounce a year ago, primarily due to the lower ore grade.

Homestake Mining Company

Australia

Australian gold production decreased 2% to 214,600 ounces during the third quarter of 2000 from 217,900 ounces in the comparable 1999 period. The lower Australian production reflects lower production at the Kalgoorlie operations and the absence of production from the Peak Hill mine which was closed in 1999, partially offset by higher production from the Yilgarn operations. During the third quarter of 2000, Australian weighted average total cash costs per ounce decreased 9% to $191 per ounce from $209 per ounce in 1999 reflecting the weaker Australian dollar and the benefit of lower-cost owner mining at the Kalgoorlie operations.

During the third quarter of 2000, Homestake's 50% share of production from the Kalgoorlie operations decreased 6% to 92,400 ounces at a cash cost of $183 per ounce from 98,100 ounces at a
cash cost of $231 per ounce a year ago.   Lower production in the
third quarter of 2000 was due to lower ore grade and the build-up of in-process concentrate inventories at the Gidgi roaster in the 2000 third quarter. Higher in-process inventories at the roaster reflect increasingly stringent sulfur dioxide emission constraints coupled with higher sulfur levels in the ore and unfavorable weather conditions during the quarter. Lower cash costs per ounce during the 2000 third quarter reflect a weaker Australian dollar and the benefit of lower cost owner mining.
The Super Pit operations completed the transition from contract to owner mining in the first quarter of 2000.

At Homestake's 100%-owned Yilgarn operations, consisting of the Plutonic, Lawlers, and Darlot mines, third quarter 2000 production increased 7% to 122,200 ounces from 114,300 ounces a year ago, primarily due to higher production at the Darlot mine due to improved ore grades. During the third quarter of 2000, the weighted average cash cost at the Yilgarn operations increased 3% to $197 per ounce compared to $191 per ounce in 1999 as the benefit of the weaker Australian dollar was more than offset by the impact of higher mining costs and lower ore grades at the Plutonic and Lawlers mines. The Company plans to invest $7.5 million in a new fleet of haul trucks, loaders and other ancillary underground equipment to convert the Darlot mine to owner mining in the first half of 2001.

South America

Homestake's share of production at its 51%-owned Agua de la Falda mine amounted to 3,400 ounces of gold at an average cash cost of $224 per ounce in the third quarter of 2000 compared to 3,800 ounces at a cash cost of $167 per ounce in the prior year. Production decreased primarily due to lower grade, and cash cost per ounce increased primarily due to higher processing costs and lower grade.

Homestake completed its first field season at the 60%-owned Veladero project, located in northwestern Argentina, and announced on August 1, 2000, an update of proven and probable reserves and mineralized material on the property. Proven and probable gold reserves are now estimated to contain 5.5 million ounces of gold (Homestake's share: 3.3 million ounces) contained in 118.3 million tons of ore grading 0.046 ounces of gold per ton. The reserve, which also contains 0.69 ounces of silver per ton, is part of the recently announced and much larger mineralized material totaling 391 million tons at a grade of
0.034 ounces of gold and 0.55 ounces of silver per ton. The 2000/2001 field season commenced during the third quarter of 2000. Fifteen drill rigs have been mobilized to the property and are expected to complete at least 200,000 feet of drilling.

Homestake Mining Company

Other income for the three and nine months ended September 30, 2000, includes foreign currency exchange losses of $13.6 million and $35.5 million, respectively. The foreign currency exchange losses in the nine-month period include $16 million related to foreign currency exchange contracts and $19.5 million primarily related to foreign currency denominated intercompany loans.
Other income for the three and nine months ended September 30, 1999 includes foreign currency exchange losses of $4.2 million and foreign exchange gains of $22.6 million, respectively. The foreign currency exchange gains for the nine-month period in 1999 include gains of $14 million related to foreign currency exchange contracts and $8.6 million primarily related to foreign currency denominated intercompany loans.

Depreciation, depletion and amortization expense increased to $108.1 million during the first nine months of 2000 compared to $101.2 million in the comparable 1999 period. The increase reflects $2.5 million of depreciation related to the new owner-mining equipment held under a capital lease at Kalgoorlie, higher production and changes in the production mix, including the effect of increases in production at mines with higher per-unit depreciation and amortization rates.

Exploration expense for the first nine months of 2000 was $29.5 million compared to $29.2 million in the corresponding period of 1999. The slight increase relates to increased prefeasibility costs on the Jeronimo project in Chile, offset by lower overall exploration spending in other areas.

Write-downs and other unusual charges for the first nine months of 2000 and 1999 were $68.3 million and $10.4 million, respectively. During 2000, these charges included $41.9 million related to the Homestake mine restructuring, $16.2 million of additional reclamation accruals at non-operating properties, $5.5 million to write-down redundant assets, primarily at the Plutonic mine in Western Australia and $4.7 million to write-off exploration properties and other assets. Write-downs and other unusual charges in 1999 include $5.2 million to increase the estimated reclamation liability for certain non-operating properties in Australia following an environmental audit, $3.5 million to write-off the carrying value and investment in an exploration joint venture in Eastern Europe, and $1.7 million to write-down redundant equipment.

On September 11, 2000, Homestake announced a restructuring and new mine plan at the Homestake mine in South Dakota, which substantially shortened the remaining life of the mine and contemplates the completion of operations over a period of up to 16 months. Despite gains in productivity, the mine has had negative cash flows since completion of milling of stockpiled open-pit ore in December 1999. In the first eight months of 2000, underground ore grades were lower and development costs were higher than planned due to the discontinuous nature of the remaining ore lodes. These conditions, which are not expected to improve significantly, and the continued weakness in the price of gold, resulted in the implementation of a "mine-out" plan as the optimum strategy to both extract the remaining economically recoverable gold from the mine and help provide an orderly social
transition for the local community.   In connection with the
restructuring and planned closure, the Company recorded a third quarter 2000 non-recurring charge of $41.9 million. The charge included $18.2 million to write-down the carrying value of property, plant and equipment, $22.2 million for employee termination benefits and other exit costs and $1.5 million of other write-downs. Over the next eight years, Homestake expects to spend approximately $66 million, of which $48 million was accrued at September 30, 2000, on final reclamation and remediation at the Homestake mine. The unaccrued balance will be accrued on a units of production basis over the remaining life of the Homestake mine.

Homestake Mining Company

During the 2000 third quarter, following a review of its reclamation liabilities, the Company recorded a provision of $16.2 million to increase reclamation accruals for certain non-operating properties. These charges include $10 million for the former uranium millsite near Grants, in New Mexico, $2.4 million related to Whitewood Creek in South Dakota, $1.9 million for the Cullaton lake mine in Nunavut, Canada, $1.5 million for the Bulldog mine in Colorado, and $0.4 million for other non-operating properties. Increased cost estimates for future reclamation reflect new information and changes in the scope of the required reclamation and closure activities identified during the third quarter of 2000.

The $5.5 million charge related to redundant assets includes
$4.5 million at the Plutonic mine to write-off the remaining carrying value of the now redundant diesel power station and $1 million at the Eskay Creek mine related to modifications to the mill and backfill processes. Since 1997, the Plutonic mine has generated 70-80% of its power requirements from an on-site gas-fired power plant and 20-30% from the operation's original diesel power station. As a result of increasing diesel fuel prices, power was being generated from the diesel station at a cost approximately three times that of the gas plant. Recent focus on improving gas plant performance resulted in, during the third quarter of 2000, an increase in utilization of the gas plant to 100%, rendering the diesel plant redundant.

Income and mining tax expense for the first nine months in 2000 decreased to $2.3 million compared to $11.3 million for the same period in 1999, primarily due to the lower pretax income in 2000. In addition, the first nine months of 1999 included a charge of approximately $3 million related to the repatriation of cash to the United States from the Company's Canadian subsidiaries. The $2.3 million tax expense incurred in the first nine months of 2000 primarily reflects the geographic mix of pretax income and losses, foreign withholding taxes on intercompany interest income, and Canadian mining taxes. The Company's consolidated effective income and mining tax rate will fluctuate depending on the geographical mix of pretax income and losses.

Minority interests: Minority interests' share of losses in consolidated subsidiaries was $1.9 million for the first nine months in 2000 compared to $1 million for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $94 million during the first nine months of 2000 compared to $100.2 million during the same period in 1999. Working capital at September 30, 2000 amounted to $195 million, including cash and equivalents and short-term investments of $248.1 million.

Short-term investments decreased by $130.6 million during the first nine months of 2000, primarily reflecting an increase in the proportion of Homestake's interest-bearing securities portfolio with original maturities of less than three months.

Capital expenditures decreased 12% to $61.7 million during the first nine months of 2000 compared to $70.3 million a year ago. Capital expenditures in 2000 include $22 million at the Yilgarn operations primarily for underground development, development drilling and camp upgrades, $13.8 million at Kalgoorlie primarily for owner-mining equipment and the flotation circuit upgrade, $6.1 million for Veladero project development costs and $5.5 million at the Eskay Creek mine for a new tailings pipeline and other capital improvements. The balance in 2000 was incurred

Homestake Mining Company

primarily on sustaining capital at the Company's other operating mines. Capital expenditures of $70.3 million during the first nine months of 1999 included approximately $27.9 million at Yilgarn operations primarily for underground development and $18.5 million at the Kalgoorlie operations primarily for owner-mining equipment. The balance in 1999 primarily was for underground mobile mining equipment purchases at the Homestake mine and sustaining capital at the Company's other operating mines.

Effective July 1, 2000, Homestake acquired Case & Pomeroy & Company, Inc's ("Case") 25% interest in the Round Mountain mine for $42.6 million, increasing Homestake's ownership in the mine from 25% to 50%. The transaction was effected by Homestake purchasing 100% of the shares of Bargold Corporation, a wholly owned subsidiary of Case. Purchase consideration consisted of
2.6 million newly issued Homestake common shares and $25.9 million in cash. The transaction was accounted for as a purchase with the purchase price allocated $3.4 million for net working capital and $44.7 million for property, plant and equipment, less $5.5 million for accrued reclamation.

The Company has a credit facility ("Credit Facility") providing a total availability of $430 million. This facility is available through July 14, 2003 and provides for borrowings in United States, Canadian or Australian dollars, or gold, or a combination of these. At September 30, 2000, Canadian dollar borrowings under the Credit Facility of $197.6 million (C$297.8 million) were outstanding. The Company pays a commitment fee on the unused portion of this facility ranging from 0.15% to 0.35% per annum, depending upon rating agencies' ratings for the Company's senior debt. The credit agreement requires a minimum consolidated net worth, as defined in the agreement (primarily shareholders' equity plus the amount of all noncash write-downs made after December 31, 1997), of $500 million. Interest on the Canadian dollar borrowings is payable quarterly and is based on the Bankers' Acceptance discount rate plus a stamping fee. At September 30, 2000, this rate was 6.96%.

Debt repayments, net of borrowings under the Credit Facility during the first nine months of 2000 were $37.2 million compared to $64.3 million for the same period in 1999. Net debt repayments in 2000 reflect the repayment of $135.0 million of the 5.5% convertible subordinated notes ("Convertible Notes") which matured on June 23, 2000, and principal payments of $1.4 million under capital leases, less Canadian dollar-denominated borrowings of $99.2 million (C$149.5 million) drawn under the credit facility. The repayment of the Convertible Notes was financed by the Credit Facility borrowings and from existing cash balances. During the first nine months of 2000, the Company also received $6.7 million of capital lease proceeds related to additional owner-mining equipment at Kalgoorlie. In the first nine months of 1999, the Company repaid $149.6 million of Australian dollar-denominated borrowings under the Credit Facility and $10.0 million of South Dakota pollution control bonds and repurchased $2.4 million of Convertible Notes. The 1999 debt repayments were financed from existing cash balances and by Canadian dollar-denominated borrowings of $99.8 million (C$150 million) under the Credit Facility.

On November 8, 2000, the Company repaid Canadian dollar-denominated borrowings of $49.8 million (C$75 million) outstanding under the Cross-border credit facility. Accordingly, this amount was classified as current at September 30, 2000.

Homestake Mining Company

Subsequent event

On October 26, 2000, the Company declared a dividend of US$0.025 per share of common stock, payable on December 7, 2000 to shareholders of record at the close of business on November 16, 2000. Homestake Canada Inc. ("HCI") also declared a dividend of C$0.038 (US$0.025) per HCI exchangeable share, payable on December 7, 2000 to shareholders of record at the close of business on November 16, 2000.

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

During the third quarter and year-to-date 2000 periods, the Company delivered or financially settled 101,270 and 243,810 ounces of gold at average prices of $312 and $325 per ounce, respectively, under maturing forward sales and option contracts. In addition, during the first quarter 2000, the Company delivered or financially settled 655,000 ounces of silver at an average price of $6.30 per ounce under maturing forward sales option
contracts.   During the third quarter and year-to-date 1999
periods, the Company delivered or financially settled 157,500 and 392,500 ounces of gold at average prices of $295 and $312 per ounce, respectively, and 755,000 and 2,340,000 ounces of silver at average prices of $6.34 and $6.35 per ounce, respectively, under maturing forward sales and option contracts.

In March 2000, the Company closed out and financially settled its then-remaining US dollar-denominated silver forward sales contracts covering 3.6 million ounces maturing in 2000 and 2001. The pretax gain of $3.3 million realized on this transaction was deferred and is being recorded in income as the originally designated production is sold. At September 30, 2000, the unamortized portion of this gain was $1.4 million, of which $0.2 million was classified as noncurrent. The noncurrent deferred gain on closeout of forward sales contracts at September 30, 2000 also includes $25.3 million related to the 1999 closeout of gold forward sales contracts maturing in the years 2001, 2002 and 2003. An additional $9.6 million of deferred gains related to this transaction are classified as current and are included in accrued liabilities in the accompanying balance sheet at September 30, 2000.

The foregoing hedging activities increased revenues in the third quarter and year-to-date 2000 periods by approximately $4 million and $8 million, respectively, compared to increases in revenues in the 1999 third quarter and year-to-date periods of approximately $10 million and $24 million, respectively.

The Company's hedge portfolio has no floating lease rate exposure or margin call requirements. The estimated fair value of the Company's remaining gold hedging position at September 30, 2000 is approximately $32.4 million and encompasses approximately 1.8 million ounces at an average price of $327 per ounce.

Homestake Mining Company

Under the Company's foreign currency protection program, the Company has entered into foreign currency option contracts to minimize the effects of a strengthening of either the Canadian of Australian currencies in relation to the United States dollar. Realized and unrealized gains and losses on this program are recorded in other income. At September 30, 2000, the Company had a net unrealized loss of $6.4 million on open contracts under this program. In July 2000, the Company discontinued its foreign currency protection program. Option contracts outstanding at September 30, 2000 are expected to remain in place until maturity.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and
Hedging Activities." SFAS 133 requires that derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the value of derivatives are to be accounted for depending on the use to the derivatives and whether they qualify for hedge accounting as either a fair value hedge or a cash flow hedge. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows of the hedging instruments and the hedged items. SFAS 133 is effective for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133" ("SFAS 138"). Under the amended standard, certain components of the Company's precious metal hedging program may be excluded from the accounting requirements of SFAS 133 provided they meet certain criteria to qualify as a normal purchase and sale transaction. The Company has not determined whether its precious metals hedging contracts will meet the criteria for exclusion. The Company believes that changes in unrealized gains and losses on Homestake's derivative activities, to the extent subject to the requirements of SFAS 133 and SFAS 138, will qualify for hedge accounting and, to the extent effective, be deferred in other comprehensive income. However, there are many complexities to SFAS 133 and SFAS 138, and the Company currently is evaluating their impact on reported operating results and financial position. The effects of adopting the new standard are not reasonably determinable at this time. The Company expects to adopt SFAS 133 and SFAS 138 effective January 1, 2001.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" which outlines the basic criteria required to recognize revenue, and provides guidance on the presentation and disclosure of revenue in financial statements filed with the SEC. The Company will adopt SAB 101 in the fourth quarter of 2000 and does not expect the effect of adoption will be material to the consolidated financial statements.


Gold Prices

The market price of gold is based on a worldwide market. Gold prices are subject to volatile price movements over short periods of time and are influenced by numerous factors over which Homestake has no control, including expectations with respect to rates of inflation, the relative strength of the United States, Canadian and Australian dollars, interest rates, global or regional political or economic crises, demand for jewelry and industrial products containing gold, speculation, and sales by central banks and other holders and producers of gold in response to these factors.

Homestake Mining Company

On November 1, 2000, the Company announced it intends to reduce the average gold price, which it uses to calculate proven and probable reserves, from US$325 to US$300 per ounce. Despite the weakness in the Australian dollar, the Company will likely continue calculating ore reserves at its Australian operations using gold prices of A$475 to A$500 per ounce, compared to approximately A$575 per ounce implied by the US$300 per ounce gold price and the current Australian/US dollar exchange rate. Canadian operations are expected to calculate ore reserves using a gold price of C$450 per ounce, compared to C$475 per ounce implied by the current Canadian/US dollar exchange rate. These changes are not expected to have a material impact on Homestake's currently stated reserves.

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

Part ll - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

On July 14, 2000, Homestake acquired the outstanding capital stock of Bargold Corporation from Bargold's sole stockholder, Case, Pomeroy & Company, Inc., for $42.6 million, consisting of
2.6 million shares of Homestake Common Stock, $1.00 par value (the "Shares"), and $25.9 million in cash. Prior to the acquisition, Bargold held a 25% interest in the Round Mountain mine located in Nevada. As a result of the acquisition, Homestake now owns 50% of the Round Mountain mine interests. The Shares were issued in reliance on the exemption for non-public offerings provided by Section 4(2) of the Securities Act of 1933, as amended.

Homestake subsequently filed a registration statement providing for the resale of the Shares (File No. 333-41434), which was declared effective by the Securities and Exchange Commission on August 4, 2000.

Homestake Mining Company

Item 5 - Other Information

(a)	CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

Certain statements contained in this Form 10-Q that are not statements of historical facts are "forward looking statements" with in the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on beliefs of management, as well as assumptions made by and information currently available to management. Forward looking statements include those preceded by the words "believe," "estimate," "expect," "intend," "will," and similar expressions, and include estimates of reserves, future production, costs per ounce, dates on construction completion, costs of capital projects and commencement of operations. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from expected results. Some important factors and assumptions that could cause actual results to differ materially from expected results are discussed below. Those listed are not exclusive.

Estimates of reserves and future production for particular properties and for the Company as a whole are derived from annual plans that have been developed based on mining experience, assumptions regarding ground conditions and physical characteristics of ore (such as hardness and metallurgical characteristics), expected rates and costs of production, and estimated future sales prices. Actual production may vary for a variety of reasons, such as the factors described above, ore mined varying from estimates of grade and metallurgical and other characteristics, mining dilution, actions by labor, and government imposed restrictions. Estimates of production from properties and facilities not yet in production are based on similar factors but there is a greater likelihood that actual results will vary from estimates due to lack of actual experience. Cash cost estimates are based on such things as past experience, reserve and production estimates, anticipated mining conditions, estimated costs of materials, supplies and utilities, and estimated exchange rates. Noncash cost estimates are based on total capital costs and reserve estimates, changes based on actual amounts of unamortized capital, changes in reserve estimates, and changes in estimates of final reclamation. Estimates of future capital costs are based on a variety of factors and include past operating experience, estimated levels on future production, estimates by and contracts terms with third-party suppliers, expectations as to government and legal requirements, feasibility reports by Company personnel and outside consultants, and other factors. Capital cost estimates for new projects are subject to greater uncertainties than additional capital costs for existing operations. Estimated time for completion of capital projects is based on such factors as the Company's experience in completing capital projects, and estimates provided by and contract terms with contractors, engineers, suppliers and other involved in design and construction of projects. Estimates reflect assumptions about factors beyond the Company's control, such as the time government agencies take in processing applications, issuing permits and otherwise completing processes required under applicable laws and regulations. Actual time to completion can vary significantly from estimates.

See the Company's Form 10-K Report for the year ended
December 31, 1999, "RISK FACTORS" and "CAUTIONARY
STATEMENTS" included under Part I - Item 1, for a more detailed discussion of factors that may impact on expected future results.

Homestake Mining Company

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

27 Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended
September 30, 2000.

Homestake Mining Company

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




					HOMESTAKE MINING COMPANY



Date:	November 10, 2000		By /s/ David W. Peat
					  David W. Peat
					  Vice President, Finance and
		        		  Chief Financial Officer
				       (Principal Accounting Officer)



Date:	November 10, 2000		By /s/ James B. Hannan
					   James B. Hannan
					   Vice President & Controller
				        (Principal Accounting Officer)