Form 10-K
period 2000-12-31
HOMESTAKE MINING CO /DE/
filed 2001-03-29
CIK 743872

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                      For the transition period from  to

                         Commission file number 1-8736

                                ---------------

                           HOMESTAKE MINING COMPANY
            (Exact name of registrant as specified in its charter)

        Delaware                            94-2934609
(State of Incorporation)                 (I.R.S. Employer
                                       Identification No.)

    1600 Riviera Avenue, Suite 200
       Walnut Creek, California                            94596-3568
(Address of principal executive office)                    (Zip Code)

                    (925) 817-1300 http://www.homestake.com
             (Registrant's telephone number, including area code)

                                ---------------

          Securities registered pursuant to Section 12(b) of the Act:

               Title of each class       Name of each exchange on which registered
               -------------------       -----------------------------------------
Common Stock, $1.00 par value                  New York Stock Exchange, Inc.
Rights to Purchase Series A
 Participating Cumulative
 Preferred Stock                               New York Stock Exchange, Inc.

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

                                ---------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock* held by non-affiliates of the registrant was approximately $1,246,801,000 as of March 6, 2001.

   The number of shares of common stock outstanding as of March 6, 2001 was 263,245,977.*

* Includes 3,289,146 Homestake Canada Inc. Exchangeable Shares that may be exchanged at any time for Homestake common stock on a one-to-one basis.

                                ---------------

                     Documents Incorporated by Reference:

   Specified sections of Homestake Mining Company's 2000 Annual Report to Shareholders, as described herein, are incorporated by reference in Parts I and II of this Form 10-K. The definitive Proxy Statement for the 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, is incorporated by reference in Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   HOMESTAKE MINING COMPANY AND SUBSIDIARIES

                                    PART I

                               ITEM 1--BUSINESS

                                 INTRODUCTION

   Homestake Mining Company ("Homestake" or "the Company") is a Delaware corporation incorporated in 1983 as the parent holding company of Homestake Mining Company of California ("Homestake California"), which has been engaged in the gold mining business since 1877. Homestake California was founded to develop the Homestake mine discovered in the Black Hills of the Dakota Territory in 1876. Homestake is one of the largest North American-based gold mining companies, with current annual production of approximately 2.2 million ounces of gold and with reserves of approximately 20.8 million ounces of gold at December 31, 2000. Homestake's operations include mineral exploration, extraction, processing, refining and reclamation. Gold bullion is Homestake's principal product. Ore and concentrates containing gold and silver from the Eskay Creek mine are sold directly to smelters. Homestake has significant operations in the United States, Canada and Australia. Homestake also has operations in Chile and a development project in Argentina. Homestake is engaged in active exploration projects in the United States, Canada, Australia, Argentina and Chile.

   In 1975, Homestake made its initial investment in the Kalgoorlie gold district of Western Australia (known as the "Golden Mile") when Homestake Gold of Australia Limited ("HGAL") acquired a 48% interest in the Kalgoorlie Mining Associates ("KMA") partnership. In 1987, Homestake sold 20% of its shares of HGAL to the public. In 1989, HGAL increased its interest in KMA to 50% and acquired a 50% interest in adjacent joint ventures and properties. In late 1995 and early 1996, Homestake reacquired the HGAL shares held by the public.

   In 1992, Homestake acquired International Corona Corporation, a large Canadian gold producer, subsequently renamed Homestake Canada Inc. ("HCI"). As a result of that transaction, Homestake acquired its 50% interest in the Hemlo operations and also acquired interests in Prime Resources Group Inc. ("Prime") and Stikine Resources Limited ("Stikine"), the then owners of the Eskay Creek property. Prime and Stikine were subsequently combined and, through HCI, Homestake owned 50.6% of Prime. In 1998, Homestake acquired the 49.4% of the Prime shares held by the public and Prime was amalgamated with HCI.

   In 1998, Homestake acquired Plutonic Resources Limited ("Plutonic"), subsequently renamed Homestake Mining Company (Australia) Limited, then the third largest Australian gold mining company. As a result of that transaction, Homestake acquired five mines in Western Australia and a large number of exploration tenement holdings, principally in Western Australia.

   In 1999, Homestake acquired Argentina Gold Corp. ("Argentina Gold"), a publicly-traded Canadian gold exploration company whose principal asset is its 60% interest in the Veladero property located in northwest Argentina along the El Indio gold belt.

                         SIGNIFICANT 2000 DEVELOPMENTS

   Effective July 1, 2000, Homestake acquired Case Pomeroy & Company, Inc.'s ("Case") 25% interest in the Round Mountain mine in Nevada for $42.6 million in Homestake common stock and cash, increasing Homestake's ownership in the mine from 25% to 50%. The transaction was accounted for as a purchase.

   In July 2000, Freeport-McMoRan Sulphur LLC ("FMS"), the operator and 83.3% owner of the Main Pass 299 joint venture located in the Gulf of Mexico, announced a phased closure of the sulfur operations. Sulfur production ceased in August 2000. As a result, Homestake's 16.7% interest in the joint venture was reflected as a discontinued operation during 2000, and Homestake incurred related non-recurring charges of $12 million. Homestake had previously written-off the carrying value of its interest in Main Pass 299 in 1997.

   In September 2000, Homestake announced a restructuring of operations at the Homestake mine in South Dakota. The mine is expected to complete operations by December 2001. In connection with the restructuring and planned closure, the Company recorded a write-down and other unusual charges of $42.8 million during 2000, primarily consisting of a $23 million provision for employee termination benefits and other exit costs and an $18.2 million write-down of property, plant and equipment.

   In addition to the charges related to the Homestake mine restructuring, the Company also recorded write-downs and other unusual charges of $31.8 million during 2000, including $16.2 million of additional reclamation accruals at non-operating properties, $5.9 million in write-downs of certain redundant equipment, primarily at the Plutonic mine in Western Australia, and $6.2 million for write-offs of certain exploration properties acquired as part of the 1998 Plutonic acquisition.

                               GLOSSARY OF TERMS

   See "GLOSSARY AND INFORMATION ON RESERVES" beginning on page 35 for definitions of terms used in the following discussion.

                                GOLD OPERATIONS

   The following tables present a statistical summary of the Company's gold operations for 2000 and 1999.

                                       ----------------------------------------------------------------------------------
                                                                           PRODUCTION
-------------------------------------------------------------------------------------------------------------------------
                                                     100% Basis
                                       ---------------------------------------                         Total     Total
                                                  Grade                        Homestake's           Cash Cost Production
                                         Tons    (Ounces                       Share(1) of Cash Cost    per     Cost per
                      Homestake's      Processed   per              Production Production   per Ton  Ounce(2)   Ounce(2)
        Mine            Share %   Year  (000's)   ton)   Recovery %  (Ounces)   (Ounces)   (Dollars) (Dollars) (Dollars)
-------------------------------------------------------------------------------------------------------------------------
 Australia
 Kalgoorlie(3)            50%     2000  13,822    0.068      87%     787,600      393,800     $12      $189       $236
                                  1999  11,670    0.070      88%     720,100      360,100      15       235        276
-------------------------------------------------------------------------------------------------------------------------
 Yilgarn District
 Plutonic                100%     2000   3,347    0.085      89%     253,600      253,600      14       196        231
                                  1999   3,344    0.082      86%     236,500      236,500      14       221        262
-------------------------------------------------------------------------------------------------------------------------
 Darlot                  100%     2000     768    0.171      97%     127,100      127,100      32       192        236
                                  1999     760    0.156      96%     113,100      113,100      29       198        236
-------------------------------------------------------------------------------------------------------------------------
 Lawlers                 100%     2000     729    0.145      96%     101,200      101,200      27       213        265
                                  1999     669    0.166      95%     104,300      104,300      27       189        214
-------------------------------------------------------------------------------------------------------------------------
 Yilgarn District
  Total                  100%     2000                               481,900      481,900               199        240
                                  1999                               453,900      453,900               208        244
-------------------------------------------------------------------------------------------------------------------------
 Total Australia(4)               2000                                            875,700               194        238
                                  1999                                            835,500               219        257
-------------------------------------------------------------------------------------------------------------------------
 Canada
 Eskay Creek(5)          100%     2000     212    1.703      95%     333,200      333,200      47        30        156
                                  1999     193    1.773      95%     309,000      309,000      28        15        143
-------------------------------------------------------------------------------------------------------------------------
 Hemlo(6)                 50%     2000   3,247    0.191      95%     632,500      304,900      35       193        227
                                  1999   3,170    0.194      95%     633,100      305,100      37       197        231
-------------------------------------------------------------------------------------------------------------------------
 Total Canada(7)                  2000                                            638,100               108        190
                                  1999                                            656,400               112        188
-------------------------------------------------------------------------------------------------------------------------
 United States
 Round Mountain(8)        50%     2000  63,090    0.016              640,100      243,700       2       206        271
                                  1999  52,908    0.017              541,800      135,500       2       198        268
-------------------------------------------------------------------------------------------------------------------------
 Ruby Hill               100%     2000   1,200    0.119      88%     125,200      125,200      11       106        245
                                  1999   1,222    0.115      88%     123,800      123,800      12       104        240
-------------------------------------------------------------------------------------------------------------------------
 McLaughlin              100%     2000   2,842    0.063      61%     107,800      107,800       9       235        325
                                  1999   2,834    0.070      61%     121,500      121,500      10       223        337
-------------------------------------------------------------------------------------------------------------------------
 Marigold                 33%     2000   2,528    0.035               65,500       21,800       7       247        289
                                  1999   3,549    0.026               74,200       24,700       4       207        248
-------------------------------------------------------------------------------------------------------------------------
 Homestake               100%     2000     838    0.204      94%     170,900      170,900      55       268        308
                                  1999   1,249    0.171     100%     212,700      212,700      44       261        278
-------------------------------------------------------------------------------------------------------------------------
 Total United
  States(9)                       2000                                            669,400               209        285
                                  1999                                            624,200               207        278
-------------------------------------------------------------------------------------------------------------------------
 Chile
 Agua de la Falda         51%     2000     314    0.213      67%      44,900       22,900      30       207        282
                                  1999     318    0.239      63%      47,900       24,400      29       189        278
-------------------------------------------------------------------------------------------------------------------------
 Jeronimo                 51%     2000
                                  1999
-------------------------------------------------------------------------------------------------------------------------
 Argentina
 Veladero                 60%     2000
                                  1999
-------------------------------------------------------------------------------------------------------------------------
 Totals                           2000                                          2,206,100               174        239
                                  1999                                          2,140,500               182        242
-------------------------------------------------------------------------------------------------------------------------
 Eskay Creek--
  Silver                 100%     2000
                                  1999
-------------------------------------------------------------------------------------------------------------------------
 Veladero--Silver         60%     2000
                                  1999

--------------------------------------------------------------------------------

--------------------------------------------------------
              RESERVES(a)                  MINERALIZED
                                           MATERIAL(b)
--------------------------------------------------------
         100% Basis                        100% Basis
---------------------------- Homestake's ---------------
            Grade             Share of            Grade
           (Ounces Contained  Contained          (Ounces
  Tons       per    Ounces     Ounces     Tons     per
 (000's)    ton)    (000's)    (000's)   (000's)  ton)
--------------------------------------------------------
 209,108    0.060    12,540      6,270   162,040  0.072
 203,046    0.067    13,530      6,765   128,421  0.070
--------------------------------------------------------
   9,501    0.131     1,240      1,240     9,272  0.163
   7,985    0.107       854        854    11,877  0.130
--------------------------------------------------------
   8,921    0.157     1,405      1,405     3,904  0.111
   8,660    0.148     1,280      1,280     2,951  0.097
--------------------------------------------------------
   2,605    0.145       378        378     2,638  0.188
   2,331    0.152       355        355     2,977  0.125
--------------------------------------------------------
                                 3,023
                                 2,489
--------------------------------------------------------
                                 9,293
                                 9,254
--------------------------------------------------------
   1,617    1.310     2,118      2,118       456  0.387
   1,610    1.496     2,409      2,409       499  0.435
--------------------------------------------------------
  29,368    0.164     4,819      2,396       884  0.141
  32,649    0.168     5,500      2,725       645  0.109
--------------------------------------------------------
                                 4,514
                                 5,134
--------------------------------------------------------
 273,200    0.019     5,218      2,609    18,705  0.022
 320,062    0.018     5,875      1,469    31,364  0.021
--------------------------------------------------------
   2,561    0.105       268        268     7,325  0.072
   3,773    0.110       417        417     7,325  0.072
--------------------------------------------------------
   4,000    0.060       240        240       --     --
   7,825    0.056       438        438       --     --
--------------------------------------------------------
  30,259    0.035     1,064        355    20,641  0.029
  19,090    0.032       613        204       --     --
--------------------------------------------------------
     822    0.203       167        167       --     --
   7,911    0.228     1,802      1,802     5,982  0.223
--------------------------------------------------------
                                 3,639
                                 4,330
--------------------------------------------------------
     405    0.210        85         43       --     --
     525    0.180        94         48       145  0.151
--------------------------------------------------------
                                           6,903  0.162
                                           6,903  0.162
--------------------------------------------------------
 118,300    0.046     5,500      3,300   106,100  0.041
                                          86,530  0.047
--------------------------------------------------------
                                20,789
                                18,766
--------------------------------------------------------
   1,617   59.100    95,584     95,584       456 12.400
   1,610   68.300   110,000    110,000       499 12.100
--------------------------------------------------------
 118,300    0.700    81,200     48,720   106,100  0.500
                                          86,530  0.770

---------------------------------------------
Notes:

(1) Homestake's share of production is shown net of minority interests.
(2) Homestake reports per ounce production costs in accordance with the "Gold Institute Production Cost Standard."
(3) Includes the effect of insurance proceeds received and credited to processing costs of $1.1 million and $4.8 million in 2000 and 1999, respectively.
(4) Includes 21,500 ounces of gold produced at the Peak Hill mine in Western Australia during 1999.
(5) Eskay Creek's costs per ounce were calculated on a by-product basis. Included as a credit against costs in 2000 were revenues from the sale of
    14.7 million (13.1 million in 1999) ounces of silver sold at an average price of $4.91 ($5.22 in 1999) per ounce. If Eskay Creek silver production had been accounted for as a co-product, whereby costs were allocated separately to gold and silver based on their proportion of revenues, total cash costs and total production costs would have been $168 and $237 per ounce, respectively, in 2000 and $131 and $201 per ounce, respectively, in 1999. For comparison purposes, costs per ounce include estimated third-party costs incurred by smelter owners and others to produce marketable gold and silver.
(6) The 100% production includes 414,100, 172,900, and 45,500 ounces in 2000 and 423,700, 165,100 and 45,300 ounces in 1999 from the Williams mine, the David Bell mine and the Quarter Claim, respectively. Homestake's share of gold production includes 207,100, 86,500 and 11,300 ounces in 2000 and 211,800, 82,000 and 11,300 ounces in 1999 from the Williams mine, the David Bell mine and the Quarter Claim, respectively. The 100% contained ounces include 3,548,000 and 1,219,000 ounces in 2000 and 4,028,000 and 1,472,000 ounces in 1999 from the Williams and David Bell mines, respectively. Homestake's share of contained ounces includes 1,774,000 and 623,000 ounces in 2000 and 2,014,000 and 711,000 ounces in 1999 from the Williams and David Bell mines, respectively. In addition, reserves for the David Bell mine include a 25% net profits interest in the Quarter Claim.
(7) Includes 42,300 ounces of gold produced at the Snip mine in British Columbia, Canada during 1999.
(8) Homestake acquired an additional 25% interest in the Round Mountain mine effective July 1, 2000.
(9) Includes 6,000 ounces of gold produced at the Pinson mine in Nevada during 1999.

Definitions:

(a) A proven and probable reserve is that part of a mineral deposit which could be extracted or produced economically and legally at the time of the reserve determination.
(b) Mineralized material is gold-bearing material that has been physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation, but it has not demonstrated economic viability. While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material has established geologic continuity, but cannot be classified in the reserves category until final technical, economic and legal factors have been determined. The category of mineralized material includes measured and indicated material, but excludes material often referred to as inferred, or estimated on the basis of geologic inferences. Consistent with Homestake's normal procedures for estimating mineralized material, independent data verification has not been performed.

AUSTRALIA

   Homestake owns 50% of the surface and underground operations at Kalgoorlie, Australia's largest gold mining operation, and conducts gold mining operations at the Plutonic, Darlot and Lawlers mines. All of Homestake's Australian mines are located in Western Australia.

   Homestake explores for gold throughout Australia, principally in Western Australia. Australian activities are managed from an office in Perth, Western Australia.

   On July 1, 1998 a gold royalty became payable to the State of Western Australia at a rate of 1.25% on the realized value of gold produced, increasing to 2.5% on July 1, 2000. The realized value is based on the spot price of gold. During the period from July 1, 2000 through June 30, 2005 the royalty rate will be reduced to 1.25% during calendar quarters when the spot gold price is less than A$450 per ounce. At December 31, 2000 the spot gold price was A$488.

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

   The Kalgoorlie properties consist of 51 mining leases and 113 prospecting licenses covering approximately 61,800 acres. The mining leases were granted for a term of 21 years on conditions covering rental, royalties, expenditures, mining practices and rehabilitation. They are renewable in the final year.

   The Kalgoorlie operations are comprised of two mines: the Super Pit open-pit mine and the Mt Charlotte underground mine. Ore from both of these operations is treated at the Fimiston mill. Sulfide concentrates produced at the Fimiston mill are roasted and leached at the Gidji roaster, located 12 miles north of the main Kalgoorlie operations. Gold-laden carbon from the Gidji roaster is sent to the Fimiston mill for processing. Dore is produced onsite and shipped to offsite refiners for refinement into gold bullion. The facilities and equipment at the Kalgoorlie operations are modern and in good condition.

   The Super Pit mine is located along the "Golden Mile" orebodies previously mined from underground. Until recently, contractors had been employed to conduct the open-pit mining operations, ore and concentrate haulage, and some specialized services. During the first quarter of 2000, Homestake and Normandy completed the transition of mining operations from the open-pit mining contractor to owner mining. As a result, Homestake is experiencing anticipated benefits from this change in practice, including an approximate 22% decrease in the current cost per ton mined compared to the contract bid offers, an 8% increase in truck availability and a 12% increase in tons mined per hour.

   Owner mining is by conventional open-pit mining methods, with an equipment fleet comprised of three 44-cubic yard hydraulic shovels and twenty 240-ton haul trucks. Homestake's share of the total cost of the conversion project, including the mining fleet acquisition, was approximately $29.4 million. Homestake's portion of the fleet cost was financed by capital leases.

   The Mt Charlotte mine uses bulk mining methods and large conventional diesel powered loaders and trucks. Ore is hauled to the surface through a 1.6-mile decline at the northern end of the Super Pit and is then trucked to the Fimiston mill. The current mine plan has been extended to November 2001, but the performance of the mine will be monitored to determine whether the operation will continue until that date.

   The Fimiston mill is a 35,000 tons per day ("TPD") mill with carbon-in-pulp ("CIP") leaching and refractory sulfide flotation circuits. The mill processed
13.8 million tons of ore in 2000 compared to 11.7 million tons in 1999. An upgraded flotation circuit was completed in June 2000 and is expected to both improve recovery and handle future throughput increases from the Super Pit.

   The Gidji roaster complex, which is comprised of two roasters and a CIP circuit, currently processes sulfide concentrates produced at the Fimiston mill. The Gidji roaster processed 0.3 million tons of concentrate in 2000 compared to 0.2 million tons in 1999.

   As the Mt Charlotte mine scales down its operations and less free milling ore is delivered to the mill, the proportion of Super Pit refractory ore in the total feed continues to increase, resulting in greater production of sulfide concentrates scheduled for treatment by the Gidji roaster. As a result of the increase in sulfide concentrate production, in conjunction with increasingly stringent sulfur dioxide emission constraints and unfavorable weather conditions, the roaster was unable to treat all of the sulfide concentrates produced by the mill in the latter part of 2000. Kalgoorlie plans to expand its concentrate treatment facilities, as evidenced by the commissioning of an ultra-fine grinding unit in February 2001, to reduce its inventory of sulfide concentrates.

   Fresh water is supplied under allocation from the state water system and is piped 340 miles from Perth. Remaining process water requirements are satisfied using salt water taken from wells and the underground mine. Power is provided under a power supply agreement with Normandy Power Pty Ltd, a company associated with Normandy.

   During 2000, the Kalgoorlie operations operated in compliance with all environmental permits and regulations. KCGM performed a compliance audit during 2000 and reviewed procedures surrounding the safe storage and handling of supply items. The audit identified new standards required for storage of chemicals in the Fimiston Plant. Actions to address the upgrading of chemical storage at that plant are underway.

   With the exception of the royalty payable to the State of Western Australia, there are no royalties currently payable on production from the Kalgoorlie mines.

   There are a number of native title claims relating to the area of the Kalgoorlie operations, but the validity of those claims has not been determined. (See "RISK FACTORS" beginning on page 42.)

                                    Geology

   The ore deposits mined in the Kalgoorlie gold fields occur within an intensely mineralized shear zone system in dolerite host rocks, within the Norseman-Wiluna greenstone belt, which is part of the Yilgarn Block of Western Australia. The rocks are of Archean age. The favorable structural, metamorphic and lithologic setting in conjunction with hydrothermal activity controlled gold mineralization. Since 1893, in excess of 48 million ounces of gold have been produced from the Kalgoorlie properties at depths of up to 4,000 feet from high-grade lodes and adjacent disseminated mineralization in the Golden Mile Dolerite, and from the large stockwork zones, which characterize the Mt Charlotte and Reward (underground) orebodies.

   Homestake has a 50% share of the following amounts:

                   Year-end Proven and Probable Ore Reserves
                                 (100% Basis)

                                                                 2000    1999
                                                                ------- -------
   Tons of ore (000)..........................................  209,108 203,046
   Ounces of gold per ton.....................................    0.060   0.067
   Contained ounces of gold (000).............................   12,540  13,530

                          Operating Data (100% Basis)

                                                                 2000    1999
                                                                ------- -------
   Production Statistics:
     Super Pit:
       Tons of ore mined (000)................................   14,652  10,391
       Stripping ratio (waste: ore)...........................    5.3:1   5.7:1
       Tons of ore milled (000)...............................   12,452   9,958
       Mill feed ore grade (oz. gold/ton).....................    0.066   0.068
       Mill recovery (%)......................................       87      88
       Gold recovered (000 ozs.)..............................      677     590

     Mt Charlotte:
       Tons of ore mined (000)................................    1,388   1,686
       Tons of ore milled (000)...............................    1,370   1,711
       Mill feed ore grade (oz. gold/ton).....................    0.089   0.081
       Mill recovery (%)......................................       90      91
       Gold recovered (000 ozs.)..............................      110     130

     Combined Production Statistics:
       Tons of ore mined (000)................................   16,040  12,077
       Tons of ore milled (000)...............................   13,822  11,670
       Mill feed ore grade (oz. gold/ton).....................    0.068   0.070
       Mill recovery (%)......................................       87      88
       Gold recovered (000 ozs.)..............................      788     720


     Homestake's Cost per Ounce of Gold Produced:
       Cash operating costs (1)...............................  $   183 $   231
       Other cash costs.......................................        6       4
       Noncash costs..........................................       47      41
                                                                ------- -------
         Total production costs...............................  $   236 $   276

--------
(1) Reflects credits for insurance proceeds of $1.1 million in 2000 and $4.8 million in 1999.

Plutonic Mine

   The Plutonic gold mine is located 110 miles northeast of Meekatharra, Western Australia, and approximately 8 miles from the Great Northern Highway. Homestake owns 100% of the Plutonic mine. The mine commenced production in 1990.

   The Plutonic properties, including the adjoining Marymia property, encompass an area of approximately 261,608 acres, consisting of 93 mining leases, two prospecting licenses, eight exploration licenses and ten miscellaneous licenses. Homestake also holds the pastoral lease on which the mine is located.

   The Plutonic mine consists of both open-pit and underground operations. Underground operations are the primary source of ore although open-pit mining of several smaller pits continues. Ore mined from the underground and the open pits is being supplemented with ore from stockpiles. Staff employees and contractor personnel work on two-weeks-on and one-week-off rotations on a fly-in-fly-out basis.

   The Plutonic mine mineralization consists of multiple discrete lodes. Extensive mineralized material has been defined by wide-spaced surface drilling, but detailed drilling from underground development openings is required for conversion of the mineralized material to reserves. Definition drilling continues to define reserves and facilitate mine planning.

   Initial underground development commenced in 1995. Capital expenditures of $12 million and $10 million were incurred during 2000 and 1999, respectively, primarily for underground mine development. The underground mine consists of three main working areas accessed by three separate declines, extending to a depth of 1,400 feet below surface. Mining methods vary depending on the particular working area and include development, uphole retreat, open stoping and flat dip room-and-pillar mining. Mining is performed by contractors using mechanized trackless systems with technical supervision and control provided by Homestake employees. Ore is hauled to the surface by 45-ton trucks. Underground ore production during 2000 and 1999 was 867,000 tons and 826,000 tons, respectively.

   Open-pit mining using selective mining techniques is performed by a mining contractor. The contractor uses a 110-ton excavator and a fleet of 95-ton trucks.

   The mill has the capacity to treat approximately 2 million tons of primary sulfide ore and 1.3 million tons of oxide ore per year in separate sulfide and oxide circuits. Both circuits utilize crushing, grinding and cyanidation in carbon-in-leach ("CIL") tanks. Recovered gold is smelted onsite into dore and shipped to an outside refinery for processing into bullion. The sulfide circuit's gold recovery ranges from 83% to 96% depending on the ore source and mineralogy, and the oxide circuit's gold recovery is approximately 96%. All plant and equipment is modern and in good condition.

   Potable quality process water is obtained primarily from two well fields located approximately 7.5 miles from the mine. An onsite gas-fired power station with a rated station capacity of 19MW was commissioned in 1997. Purchased gas is provided via a 12.5-mile line from the Gold Fields Gas Transmission pipeline.

   During 2000, the mine operated in compliance with all environmental permits and regulations.

   With the exception of the royalty payable to the State of Western Australia, the underground operations are not subject to any royalties. However, 16 mining leases which contain a relatively small proportion of the mine's overall reserves and mineralized material are subject to a royalty based on tonnage and grade.

                                    Geology

   Gold lodes predominantly occur within mafic volcanics in an Archean sequence of ultramafic volcanics, mafic volcanics and sediments. The sequence in the immediate mine area consists of upper and lower ultramafic volcanic units separated by a dominantly mafic volcanic unit. Gold mineralization occurs within multiple, sub-parallel lodes, which range in attitude from northwest striking and moderate to steep northeast dipping to flat dipping. Lodes range from three to thirty-five feet thick and display good continuity, often for several hundred feet. Gold is associated with sulfides, particularly arsenopyrite and pyrrhotite.

                   Year-end Proven and Probable Ore Reserves

                                                                    2000  1999
                                                                    ----- -----
   Tons of ore (000)............................................... 9,501 7,985
   Ounces of gold per ton.......................................... 0.131 0.107
   Contained ounces of gold (000).................................. 1,240   854

                                Operating Data

                                                                    2000  1999
                                                                    ----- -----
   Production Statistics:
     Tons of ore mined (000)....................................... 1,843 1,278
     Ore grade mined (oz. gold/ton)................................ 0.131 0.159
     Tons of ore milled (000)...................................... 3,347 3,344
     Mill feed ore grade (oz. gold/ton)............................ 0.085 0.082
     Mill recovery (%).............................................    89    86
     Gold recovered (000 ozs.).....................................   254   236

   Cost per Ounce of Gold Produced:
     Cash operating costs.......................................... $ 191 $ 216
     Other cash costs..............................................     5     5
     Noncash costs.................................................    35    41
                                                                    ----- -----
       Total production costs...................................... $ 231 $ 262

Darlot Mine

   The Darlot gold mine is located 70 miles north of Leonora, Western Australia. Homestake's property covers an extensive gold field discovered more than 100 years ago. Modern mining commenced in 1988. Homestake owns 100% of the Darlot mine.

   The Darlot properties encompass an area of approximately 33,461 acres, consisting of 15 mining leases, 31 prospecting licenses and one exploration license. The Darlot and Centenary orebodies are contained on a mining lease located on a pastoral lease. The mining lease was granted in 1988 for 21 years and is renewable. The Darlot mine is a fly-in-fly-out operation with staff employees and contractor personnel working on two-weeks-on and one-week-off rotations.

   The mine is an underground operation with access to the Centenary deposit through an extension of the original Darlot decline, which intersects the Centenary deposit approximately 1,100 feet below surface. A raise bored shaft provides ventilation and emergency egress for the mine. Work on a second decline for access to and ventilation of the deeper lode structures was completed in January 2000. Sub-level stoping of the thick central section of the Centenary orebody began in 1998. This central section of the orebody continued to be a significant contributor to the mill feed for the operation in 2000. Backfilling is required to achieve full extraction of the central section of the orebody. Construction of the cemented aggregate backfill plant was completed in December 1999, and cemented aggregate backfill operations commenced in early 2000. Several primary stopes in the central section of the orebody were backfilled. As a result, ore release from secondary stopes in this central section of the orebody commenced in 2000 and will continue for several years. The thinner extremities of the orebody currently are being developed and will be suitable for sub-level open stoping or room-and-pillar stoping.

   In 2000, Homestake began to transition mining operations from an underground mining contractor to owner mining. The Company plans to invest $7.5 million in a new fleet of haul trucks, loaders and other ancillary underground equipment to convert to owner mining. This transition, which is expected to improve productivity and lower costs, should be completed by May 2001.

   The treatment plant consists of a three-stage crushing circuit, primary and secondary ball mills, CIP leaching and gold recovery circuits. Construction, installation and commissioning of a crusher owned and operated by Homestake to replace the contractor-operated crusher were completed in 2000 at a cost of $4 million. Coarse gold, which represents approximately 25% of total production, is recovered in a gravity circuit. Recovered gold is smelted onsite into dore and shipped to an outside refinery for processing into bullion. Ore capacity is approximately 700,000 tons per annum. The treatment plant is in good condition.

   Water is obtained from wells five miles from the treatment plant. Two new generators, together with other Homestake-owned facilities, provide power to the site.

   During 2000, the mine operated in compliance with all of its environmental permits and regulations.

   With the exception of the royalty payable to the State of Western Australia, the Darlot mine is not subject to any royalties.

                                    Geology

   Darlot is situated within an Archean sequence of mostly intrusive and extrusive mafic rocks, and occurs within a corridor of north-northwest trending structures. The Centenary orebody is a large, structurally controlled, quartz-vein hosted gold deposit. The lode, which extends for more than three-quarters of a mile, varies from 15 feet to more than 160 feet in thickness. The full extent of the lode is not yet known.

                   Year-end Proven and Probable Ore Reserves

                                                                     2000  1999
                                                                     ----- -----
   Tons of ore (000)................................................ 8,921 8,660
   Ounces of gold per ton........................................... 0.157 0.148
   Contained ounces of gold (000)................................... 1,405 1,280

                                Operating Data

                                                                     2000  1999
                                                                     ----- -----
   Production Statistics:
     Tons of ore mined (000)........................................   784   733
     Ore grade mined (oz. gold/ton)................................. 0.155 0.161
     Tons of ore milled (000).......................................   768   760
     Mill feed ore grade (oz. gold/ton)............................. 0.171 0.156
     Mill recovery (%)..............................................    97    96
     Gold recovered (000 ozs.)......................................   127   113

   Cost per Ounce of Gold Produced:
     Cash operating costs...........................................  $187  $195
     Other cash costs...............................................     5     3
     Noncash costs..................................................    44    38
                                                                     ----- -----
       Total production costs.......................................  $236  $236

Lawlers Mine

   The Lawlers gold mine is located 75 miles northwest of Leonora, Western Australia. Homestake owns 100% of the 101-year-old mine, which was reopened in 1986.

   The Lawlers mine properties are comprised of two groups of contiguous tenements consisting of three exploration licenses, 88 prospecting licenses and 18 mining leases totaling approximately 69,886 acres. Mining leases vary in date of grant and expiry.

   The Lawlers mine consists of both open-pit and underground mining operations. The mine is a fly-in-fly-out operation with staff employees and contractor personnel working on two-weeks-on and one-week-off rotations. During 2000, production principally was derived from the New Holland and Genesis underground operations. Mining is conducted by a contractor using room-and-pillar underground mining methods.

   The Lawlers treatment plant is capable of treating between 550,000 and 770,000 tons per annum of oxide, transition and primary ore, depending on the blend. Three-stage crushing is followed by single-stage milling through two parallel ball mills. The grinding circuit includes a gravity circuit to recover coarse gold. Approximately 60% of the operation's total gold production is recovered in the gravity circuit. The grinding circuit slurry is transferred to a conventional CIP circuit. Recovered gold is smelted onsite into dore and shipped to an outside refinery for processing into bullion.

   Good quality process water is obtained from wells ten miles northeast of the plant. Power is supplied by contract diesel generators. The power contract was reviewed in 2000 resulting in a decision to obtain power via a connection to a local grid in 2001. This move will improve both the cost and reliability of the power supply.

   During 2000, the mine operated in compliance with all environmental permits and regulations.

   With the exception of the royalty payable to the State of Western Australia, the Lawlers mine is not subject to any royalties.

                                    Geology

   Gold ore is mined from orebodies hosted within an Archean sedimentary sequence consisting of steeply dipping sandstone and siltstone units. The gold lodes occur as a series of shallow dipping, flat to south plunging high-grade quartz veins confined to the sandstone units. Gold occurs as coarse particles associated with arsenopyrite and minor galena and sphalerite. Lodes are continuous for several hundred feet in the plunge direction.

                   Year-end Proven and Probable Ore Reserves

                                                                     2000  1999
                                                                     ----- -----
   Tons of ore (000)................................................ 2,605 2,331
   Ounces of gold per ton........................................... 0.145 0.152
   Contained ounces of gold (000)...................................   378   355

                                Operating Data

                                                                     2000  1999
                                                                     ----- -----
   Production Statistics:
     Tons of ore mined (000)........................................   517   354
     Ore grade mined (oz. gold/ton)................................. 0.174 0.169
     Tons of ore milled (000).......................................   729   669
     Mill feed ore grade (oz. gold/ton)............................. 0.145 0.166
     Mill recovery (%)..............................................    96    95
     Gold recovered (000 ozs.)......................................   101   104

   Cost per Ounce of Gold Produced:
     Cash operating costs...........................................  $208  $186
     Other cash costs...............................................     5     3
     Noncash costs..................................................    52    25
                                                                     ----- -----
       Total production costs.......................................  $265  $214

Peak Hill

   The Peak Hill property is located 82 miles north of Meekatharra, Western Australia. The mine was closed in 1999. Homestake owns a 66.67% interest in the Peak Hill joint venture. North Limited owns the remaining interest and will continue to be the operator of the Peak Hill mine during the decommissioning and rehabilitation period.

   Reclamation completed in 2000 at the Peak Hill mine included obtaining regulatory approval for the rehabilitation scope of work and completion of major earthwork. Initial seeding also has been completed and a long-term monitoring program has been established.

                                Operating Data

                                                                           1999
                                                                           -----
   Production Statistics:
     Tons of ore milled (000).............................................   649
     Mill feed ore grade (oz. gold/ton)................................... 0.050
     Mill recovery (%)....................................................    98
     Gold recovered (000 ozs.)............................................    32

   Homestake's Cost per Ounce of Gold Produced:
     Cash operating costs.................................................  $180
     Other cash costs.....................................................     3
     Noncash costs........................................................     9
                                                                           -----
       Total production costs.............................................  $192

Lachlan Resources NL

   Homestake holds an 81.2% interest in Lachlan Resources NL ("Lachlan"), a publicly-traded Australian company. In December 2000, Lachlan announced a Selective Capital Reduction in which Lachlan will retire the 18.8% of the Lachlan shares not owned by Homestake. Shareholder approvals are expected to be received in April 2001, after which the minority shareholders will receive approximately A$4.3 million (A$0.07 per share) in cash.

   If the Selective Capital Reduction is approved by shareholders, Lachlan will become a wholly owned subsidiary of Homestake. Homestake intends to de-list Lachlan from the Australian Securities Exchange, discontinue base metals exploration and market Lachlan's properties. If the proposal is not approved by shareholders, Lachlan intends to conserve its cash, maintain in good standing its significant properties while minimizing exploration expenditures and seek appropriate opportunities with respect to such properties. Homestake would further consider the possible disposal of its interest in Lachlan.

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

Eskay Creek Mine

   The Eskay Creek gold/silver mine is located in northwestern British Columbia approximately 50 air miles north of Stewart, British Columbia. Access is by 38 miles of privately owned single-lane gravel road. A local company provides road maintenance and snow removal services under contract. The Eskay Creek mine commenced operations in 1995.

   The Eskay Creek property consists of five mining leases, two mineral claims and various other mineral and surface rights comprising approximately 5,090 acres. The leases have remaining terms of 20 to 24 years, subject to renewal rights.

   The mine is an underground operation accessible through three surface portals. Mining is conducted by a mining contractor using equipment owned by Homestake. The mine utilizes a drift-and-fill mining method with cemented rock backfill. Higher-grade ore is crushed and blended at the minesite prior to shipment and sale to third-party smelters. Additional higher-grade and lower-grade ore is sent to a 250 TPD onsite gravity and flotation mill for further processing and concentration. The mill produces flotation concentrates which are sold directly to smelters and gravity concentrates that are refined at a precious metal refinery in Eastern Canada. The vast majority of the metal from concentrate products is recovered in the flotation concentrate. Mine waste rock and tailings from the mill are disposed of underwater in a nearby barren lake. The mine facilities and equipment are modern and in good condition. Eskay Creek personnel work rotations of two-weeks-on and two-weeks-off.

   Two long-term ore sale contracts with smelters in Japan and Quebec provide for combined ore sales of 99,200 tons annually, with options to increase sales to 132,300 tons, subject to mutual agreement with the smelters. Currently, one-half of the flotation concentrate production is committed under a sales agreement with a Canadian smelter that expires in 2003, and the remainder of this production being sold via spot sales.

   Ore and concentrates are trucked by a contractor 164 miles to Stewart, British Columbia for shipment to Japan or 224 miles to Kitwanga, British Columbia for shipment to Quebec. A contract loading facility for ships at Stewart handles ore shipments destined for Japan and a company-owned loading facility is utilized at the railhead in Kitwanga for shipments of ore and concentrate to Quebec.

   After adjusting for actual production, the Eskay Creek ore reserve increased during 2000 by 61,000 ounces of gold and 1.2 million ounces of silver. However, the overall reserve grade at Eskay Creek decreased from 1999 to 2000, as the actual 2000 production was at above-average reserve grade and the bulk of new material added was at below-average reserve grade.

   Water is supplied from the Eskay and Argillite Creeks and power is produced onsite by diesel generators.

   During 2000, there were four occasions in which water effluent permit levels were exceeded and two incidents of minor spills. All incidents were reported to the appropriate authorities and corrective action was taken. No enforcement or regulatory actions are expected. With these exceptions, the mine was in compliance with its environmental permits in 2000.

   The mine is subject to a 1% net smelter royalty, with the exception of a small portion of the orebody, which is subject to a 2% net smelter royalty.

   There are aboriginal claims relating to areas of British Columbia and other parts of Canada, including a claim by the Tahltan Nation to the area which includes the Eskay Creek mine. The nature and extent and validity of such claims have not been determined. The mine has entered into several service contracts with the Tahltan Nation Development Corporation, and approximately 35% of the employees at the mine are members of the Tahltan Nation. Homestake believes that its relations with aboriginal groups, including the Tahltan Nation, are excellent. Homestake does not believe that aboriginal claims at Eskay Creek will have any material adverse effect. However, future exploration for and development of new mines in Canada could be adversely affected, depending on future legal developments in this area. The extent of any such effect, if any, is not known. (See "RISK FACTORS" beginning on page 42.)

   Prior to 2000, Homestake reported its gold production and costs per ounce using equivalent ounces (co-product reporting) at the Eskay Creek mine. Under the co-product reporting method, silver production from the Eskay Creek mine was expressed in terms of an equivalent amount of gold. This method was originally selected in 1995, when the mine commenced production, due to the mine's significant silver production (approximately 40%-45% of revenue depending on the relative market prices of gold and silver). It is now a more common practice in the industry to report gold production using by-product reporting, where silver revenue is credited against operating costs in the cost per ounce calculations. Either method is acceptable under the Gold Institute Production Cost Standard. Effective July 1, 2000, Homestake adopted the by-product reporting basis for reporting its gold production and production costs per ounce. All periods presented have been restated to conform to by-product reporting.

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

                   Year-end Proven and Probable Ore Reserves

                                                                  2000   1999
                                                                 ------ -------
   Tons of ore (000)............................................  1,617   1,610
   Ore grade (ozs. gold/ton)....................................  1.310   1.496
   Contained ounces of gold (000)...............................  2,118   2,409
   Ore grade (ozs. silver/ton)..................................   59.1    68.3
   Contained ounces of silver (000)............................. 95,584 110,000

                                Operating Data

                                                                  2000   1999
                                                                 ------ -------
   Production Statistics:
     Tons of ore shipped (000)..................................    116     114
     Direct ore sales grade (ozs. gold/ton).....................   2.34    2.24
     Direct ore sales grade (ozs. silver/ton)...................  102.4    95.4
     Tons milled (000)..........................................     96      79
     Mill grade (ozs. gold/ton).................................  0.937   1.102
     Mill grade (ozs. silver/ton)...............................   36.8    38.6
     Mill recovery--gold %......................................     95      95
     Mill recovery--silver %....................................     95      95
     Gold production (000 ozs.).................................    333     309
     Silver production (000 ozs.)............................... 14,738  13,145

   Cost per Ounce of Gold Produced:
     Cash operating costs (1)................................... $   26 $    10
     Other cash costs...........................................      4       5
     Noncash costs..............................................    126     128
                                                                 ------ -------
       Total production costs................................... $  156 $   143

--------
(1) Eskay Creek's costs per ounce were calculated on a by-product basis. Included as a credit against costs in 2000 were revenues from the sale of
    14.7 million (13.1 million in 1999) ounces of sliver at an average price of $4.91 ($5.22 in 1999) per ounce. For comparison purposes, costs per ounce include estimated third-party costs incurred by smelter owners and others to produce marketable gold and silver.

Hemlo Operations

   The Hemlo operations, comprised of the Williams and David Bell gold mines, are located in the Hemlo Gold Camp 217 miles east of Thunder Bay, Ontario, adjacent to the TransCanada Highway. Williams Operating Corporation ("WOC") operates the Williams mine and the Teck-Corona Operating Corporation ("TCOC") operates the David Bell mine, each with its own personnel. Homestake and Teck Corporation ("Teck") each own a 50% interest in the mines and in WOC and TCOC. Operations commenced in 1985.

   The Hemlo properties consist of 17 freehold patents and one Crown mining lease covering approximately 1,020 acres. Homestake and Teck provide funds equally for all costs incurred to operate the mines and have mutual rights of first refusal over each other's interests in the mines and operating companies.

   The Williams mine is an underground operation, which is accessible by a 4,300-foot shaft. The mine utilizes the longhole, open-stope mining method with cemented and uncemented rock backfill. In addition, up to 1,700 TPD of lower-grade ore is recovered from a nearby open pit. Waste rock from the open pit is used for backfill in the underground operations.

   The David Bell mine is an underground operation, which is accessible by a 3,819-foot shaft. Production is from stopes using longhole methods. The average width of ore at the David Bell mine is decreasing as mining progresses away from the central core of the orebody. In an effort to optimize ore extraction and to minimize development costs, alternative mining methods, including longitudinal longhole retreat and Alimak mining, are being used to compliment more prevalent transverse longhole open-stoping methods. Cement, tailings, sand and waste rock are utilized as backfill. Ore from the David Bell mine is hauled by truck to the Williams mill.

   The Williams and David Bell mines share milling, processing and tailings facilities. The rated capacity of the Williams mill is 7,000 TPD; however, permitting was amended in 2000 to allow the processing of up to 11,000 TPD and circuit modifications are in progress to allow for increased throughput. During 2000, the mill operated at 8,900 TPD with a gold recovery of 95%. Gravity and the CIP process are used to recover gold. Water from the tailings basin is treated in an effluent treatment plant prior to discharge. Both mines recycle mill make-up water from the tailings pond. The facilities and equipment are modern and in good condition.

   Ground stability continues to be a significant area of focus for the Hemlo operations. Changes to the mine plan, mining sequence, increased ground support and increased monitoring instrumentation, which allows for the active monitoring of seismic events, have improved the conditions.

   The hourly work force at David Bell is represented by the United Steel Workers of America. The current three-year contract is scheduled to expire in November 2001.

   Fresh water for the property is supplied from Cedar Creek and power is purchased under an industrial tariff from Ontario Hydro. Political discussions regarding the privatization of the electrical market currently are underway. The timing and potential impact on the Hemlo operations' power costs are undeterminable at this time. Propane for heating mine air and surface facilities is purchased under a five-year contract.

   During 2000, there were 16 minor spills, all of which were reported. There was no environmental impact from the spills and no enforcement or regulatory actions are expected. With these exceptions, the mine operated in compliance with its permits in 2000.

   The mining claims at the Williams mine are subject to three net smelter royalties totaling a net effective rate of 2.08%. The mining claims at the David Bell mine are subject to 3% net smelter royalty.

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

   Homestake has a 50% share of the following amounts:

                   Year-end Proven and Probable Ore Reserves
                                 (100% Basis)

                                                                   2000   1999
                                                                  ------ ------
   Tons of ore (000)............................................. 29,169 32,267
   Ounces of gold per ton........................................  0.163  0.167
   Contained ounces of gold (000)................................  4,767  5,401

                          Operating Data (100% Basis)

                                                                   2000   1999
                                                                  ------ ------
   Production Statistics:
     Williams:
       Tons of ore milled (000)..................................  2,753  2,681
       Mill feed ore grade (oz. gold/ton)........................  0.158  0.166
       Mill recovery (%).........................................     95     95
       Gold recovered (000 ozs.).................................    414    424

     David Bell:
       Tons of ore milled (000)..................................    494    489
       Mill feed ore grade (oz. gold/ton)........................  0.369  0.346
       Mill recovery (%).........................................     94     94
       Gold recovered (000 ozs.).................................    173    164

     Combined Production Statistics:
       Tons of ore milled (000)..................................  3,247  3,170
       Mill feed ore grade (oz. gold/ton)........................  0.191  0.194
       Mill recovery (%).........................................     95     95
       Gold recovered (000 ozs.).................................    587    588

     Homestake's Cost per Ounce of Gold Produced:
       Cash operating costs...................................... $  187 $  191
       Other cash costs..........................................      6      6
       Noncash costs.............................................     36     34
                                                                  ------ ------
         Total production costs.................................. $  229 $  231

Quarter Claim

   The Quarter Claim constitutes approximately one-fourth of a mining claim, originally part of the David Bell property, which was optioned to and subsequently acquired by Newmont Mining Company ("Newmont") in 1982. Newmont developed a shaft on the Quarter Claim and reserved hoisting and milling capacity of 500 TPD at its mill to process any ore found on the Quarter Claim. Homestake has a 25% net profits interest in all ore recovered from the Quarter Claim. The net profits interest is based on a deemed production rate, deemed production costs and the market price of gold. Until deemed cumulative production from January 1, 1995 is equal to 95% of the estimated reserves as of January 1, 1995, the deemed production rate is based upon committed throughput of 500 TPD multiplied by (a) the average ore grade of the January 1, 1995 reserves, and (b) a recovery factor. Thereafter, Homestake's interest is reduced to a 20% net profits interest calculated on actual production. Under the terms of the Deemed Production Agreement, the 95% threshold will be achieved and payments will cease in September 2001. Further participation in the 20% net profits interest will not recommence until actual mining of ore beyond the estimated 95% of the original estimated reserves occurs. Newmont is not expected to exceed this total for a number of years since mining has not occurred at a rate of 500 TPD.

                                    Geology

   See "Hemlo Operations--Geology."

   Homestake has a 25% share of the following amounts:

                   Year-end Proven and Probable Ore Reserves
                                 (100% Basis)

                                                                    2000  1999
                                                                    ----- -----
   Tons of ore (000)...............................................   199   382
   Ounces of gold per ton.......................................... 0.258 0.259
   Contained ounces of gold (000)..................................    52    99

                          Operating Data (100% Basis)

                                                                    2000  1999
                                                                    ----- -----
   Production Statistics:
     Tons of ore milled (000)......................................   183   183
     Mill feed ore grade (oz. gold/ton)............................ 0.258 0.257
     Mill recovery (%).............................................    96    96
     Gold recovered (000 ozs.).....................................    45    45

   Homestake's Cost per Ounce of Gold Produced:
     Cash operating costs.......................................... $ 169 $ 156
     Other cash costs..............................................     8     8
     Noncash costs.................................................     2     2
                                                                    ----- -----
       Total production costs...................................... $ 179 $ 166

Snip Mine

   The Snip property is located at the junction of Bronson Creek and the Iskut River, 56 air miles north of Stewart in northwestern British Columbia. The mine, which is 100%-owned by Homestake, operated from 1991 through 1999. Reclamation of the property is essentially complete. Monitoring reclamation success and water quality will continue for 5 to 10 years.

   During 2000, the property operated in compliance with all of its environmental permits.

                                Operating Data

                                                                           1999
                                                                           -----
   Production Statistics:
     Tons of ore milled (000).............................................    71
     Mill feed ore grade (oz. gold/ton)................................... 0.665
     Mill recovery (%)....................................................    92
     Gold recovered (000 ozs.)............................................    42

   Homestake's Cost per Ounce of Gold Produced:
     Cash operating costs.................................................  $208
     Noncash costs........................................................   --
                                                                           -----
       Total production costs.............................................  $208

UNITED STATES

   Homestake conducts operations at the Homestake mine in the Black Hills of South Dakota, at the Ruby Hill mine in north central Nevada, and at the McLaughlin mine in northern California. Homestake also owns a 50% interest in the Round Mountain mine and a 33.3% interest in the Marigold mine, each of which is located in central Nevada. United States mining operations are managed from an office in Vancouver, British Columbia. The Company's principal exploration office is in Reno, Nevada.

Round Mountain Mine

   The Round Mountain gold mine is an open-pit mining operation located 60 miles north of Tonopah in Nye County, Nevada. Homestake owns a 50% interest in the mine. Echo Bay Mines Ltd. owns the remaining 50% interest and is the operator. The mine has been in operation since 1977. Access to the property is by paved road.

   Effective July 1, 2000, Homestake increased its ownership in the Round Mountain mine from 25% to 50%. The purchase price of $42.6 million consisted of
2.6 million newly issued Homestake common shares and $25.9 million in cash.

   The Round Mountain property position consists of contiguous patented and unpatented mining claims covering approximately 27,500 acres. Patented claims cover all of the current reserves in the ultimate pit.

   The operation uses conventional open-pit mining methods and recovers gold using four independent processing operations. These include crushed ore leaching (reusable pad), run-of-mine ore leaching (dedicated pad), milling of higher-grade nonoxidized ore, and the gravity concentration circuit.

   Heap leaching on a reusable pad recovers gold from oxide ores above a cut-off grade of 0.018 ounces per ton. Ore is crushed to less than 3/4 inches at a rate of up to 30,000 TPD and conveyed to two parallel 1.5 million square-foot reusable asphalt leach pads. This ore is leached for approximately 100 days, rinsed, removed and placed on the dedicated leach pad and releached. In 2000, 24,300 TPD were processed on the reusable heap leach pad compared to 16,000 TPD in 1999. Reusable pad volume varies with ore release, which is determined by the open-pit mining sequence.

   Lower-grade oxide ore (above a cut-off grade of 0.006 ounce per ton) and ore removed from the reusable leach pad are transported directly to a dedicated run-of-mine leach pad at a rate which averaged 141,000 TPD in 2000 compared to 120,000 TPD in 1999. Ore is placed in 50-foot thick layers for leaching. After the completion of an initial leaching cycle of approximately 100 days, additional layers of ore are placed until the heap reaches an ultimate height of approximately 400 feet. The dedicated leach pad is constructed in phases, as additional leach pad capacity is needed. The existing dedicated leach pad covers approximately 30.7 million square feet and has a capacity of approximately 320 million tons. Current mining rates consume three to four million square feet of dedicated leach pad per year.

   Higher-grade nonoxide ore is treated in a mill designed to process 8,000 TPD. Continuing efforts to de-bottleneck the mill resulted in a processing rate of 9,300 TPD in 2000 (8,200 TPD in 1999). Mill throughput has continued to increase with the facility regularly operating at rates in excess of 10,000 TPD during the fourth quarter of 2000. Mill throughput is expected to increase again in 2001. The mill recovered approximately 83% of the gold contained in nonoxidized ores during 2000 by employing grinding and gravity concentration. In addition, some success was achieved in processing certain high-grade oxide ores through the mill.

   Gravity concentration is applied only to very high-grade ore containing coarse gold. A 500 TPD gravity recovery circuit processes this ore from several small flat-lying narrow veins within the Round Mountain orebody. Gravity circuit tails are sent to the mill for further cleaning and disposal.

   Recovered gold is smelted onsite into dore and shipped to outside refineries for processing into bullion.

   In December 2000, the purchase of a new mining fleet of eight 240-ton haul trucks at a total cost of $18 million (100% basis) was approved. The trucks, which are scheduled to be commissioned in late March 2001, will replace older, higher-cost and smaller-capacity equipment.

   Water is supplied from joint venture-owned wells on the property. Power is purchased from Sierra Pacific Power Company under a standard industry tariff.

   During 2000, the mine reported only minor spills, primarily related to broken hoses on equipment. All spills were reported and any necessary corrective action was taken. Other than these incidents, the mine operated in compliance with its environmental permits in 2000.

   All Round Mountain mine production is subject to a royalty determined by a complex formula based on the price of gold. The royalties range from approximately 3.5% of gold revenues at prices of $320 per ounce of gold or less to approximately 6.4% of gold revenues at prices of $440 per ounce of gold or more. During 2000, the royalties averaged 3.5% of revenues.

                                    Geology

   The Round Mountain orebody straddles the margin of a volcanic caldera complex. Gold-bearing hydrothermal fluids were transported along major structural conduits created by the volcano's collapse and associated faulting. These ascending fluids deposited gold in permeable zones along a broad northwest trend. Gold mineralization at Round Mountain primarily occurs as electrum, a natural gold/silver alloy, in association with quartz, adularia and pyrite. Narrow fractures in shear zones host higher-grade mineralization while porous sites within the volcanic rocks host the disseminated mineralization. Economic gold mineralization is found in both the volcanic and surrounding sedimentary rocks as well as overlaying alluvial placers. The oblong open-pit mine is over a mile at its longest dimension and currently more than 1,200 feet from the highest working level to the bottom of the pit.

   On July 1, 2000 Homestake increased its interest in the mine from 25% to 50%:

                   Year-end Proven and Probable Ore Reserves
                                 (100% Basis)

                                                                  2000    1999
                                                                 ------- -------
   Tons of ore (000)............................................ 273,200 320,062
   Ounces of gold per ton.......................................   0.019   0.018
   Contained ounces of gold (000)...............................   5,218   5,875

                          Operating Data (100% Basis)

                                                                  2000   1999
                                                                 ------ ------
   Production Statistics:
     Tons of ore mined (000).................................... 38,498 32,925
     Stripping ratio (waste:ore)................................  0.8:1  1.4:1
     Tons of ore leached:
       Reusable pads (000)......................................  8,785  5,741
       Dedicated pad (000)...................................... 50,918 44,167
     Weighted average ore grade placed on the pads (oz.
      gold/ton).................................................  0.014  0.013
     Leach recovery--reusable pads (%)..........................     62     73
     Tons of ore milled (000)...................................  3,387  2,999
     Ore grade milled (oz. gold/ton)............................  0.045  0.067
     Mill recovery (%)..........................................     83     87
     Gold recovered (000 ozs.)..................................    640    542
   Homestake's Cost per Ounce of Gold Produced:
     Cash operating costs....................................... $  195 $  188
     Other cash costs...........................................     11     10
     Noncash costs..............................................     65     70
                                                                 ------ ------
         Total production costs................................. $  271 $  268

Ruby Hill Mine

   The Ruby Hill gold mine is located one mile northwest of Eureka, Nevada. The Ruby Hill mine commenced operations in January 1998 and is 100%-owned by Homestake. Access to the property is by a 1.2-mile gravel road from U.S. Highway 50.

   The Ruby Hill properties consist of 24,831 acres, of which 23,386 acres are unpatented mining claims and 1,445 acres are privately owned.

   The operation utilizes conventional open-pit mining methods and heap leaching. High-grade ore is ground in a 900 TPD ball mill, leached and filtered, and then combined with crushed low-grade ore in a rotating agglomeration drum prior to being placed on an impermeable leach pad. Leaching occurs year-round by applying a dilute cyanide solution to the ore to dissolve gold. The gold-laden solution is collected and pumped to recovery plants where gold is recovered from the solution through a carbon circuit. The recovered gold is smelted onsite into dore and shipped to an outside refinery for processing into bullion.

   Water is obtained from onsite wells and power is purchased from Mount Wheeler Power Company.

   During 2000, there were 12 minor spills at the Ruby Hill Mine. All were reported and any necessary corrective action was taken. No citations or penalties are expected. Other than these incidents, the mine operated in compliance with its environmental permits in 2000.

   A production royalty of 3% of net smelter returns is payable on cumulative life-of-mine production in excess of 500,000 ounces of gold.

                                    Geology

   The West Archimedes gold mineralization is hosted primarily within brecciated jasperoid and decalcified limestone of the uppermost Goodwin and Antelope Valley units of the Ordovician Pogonip Group. The micron-size gold is finely disseminated and the orebody is entirely oxidized. Exploration and delineation drilling are continuing on several surface and underground targets within the Ruby Hill claim block.

                   Year-end Proven and Probable Ore Reserves

                                                                    2000  1999
                                                                    ----- -----
   Tons of ore (000)............................................... 2,561 3,773
   Ounces of gold per ton.......................................... 0.105 0.110
   Contained ounces of gold (000)..................................   268   417

                                Operating Data

                                                                    2000  1999
                                                                    ----- -----
   Production Statistics:
     Tons of ore mined (000)....................................... 1,138 1,078
     Stripping ratio (waste:ore)................................... 7.1:1 7.1:1
     Tons of ore leached (000)..................................... 1,200 1,222
     Ore grade leached (oz. gold/ton).............................. 0.119 0.115
     Recovery (%)..................................................    88    88
     Gold recovered (000 ozs.).....................................   125   124

   Cost per Ounce of Gold Produced:
     Cash operating costs.......................................... $  99 $  97
     Other cash costs..............................................     7     7
     Noncash costs.................................................   139   136
                                                                    ----- -----
       Total production costs...................................... $ 245 $ 240

McLaughlin Mine

   The McLaughlin gold mine is located at the junction of Lake, Napa and Yolo Counties in northern California. The McLaughlin mine commenced operation in 1985 and is 100%-owned by Homestake. Access to the property is by paved road.

   The McLaughlin mine properties cover approximately 8,100 acres. Approximately 7,000 acres are owned and approximately 950 acres are leased. The Company holds seven unpatented mining claims and six millsite claims covering the remaining property.

   Mining was completed in 1996 and ore now is sourced exclusively from lower-grade stockpiles, which were built up over the life of the mine. Ore is processed through an 8,000-TPD grinding circuit, and pumped through a five-mile slurry pipeline to the process plant consisting of a direct-cyanidation circuit utilizing CIP and CIL circuits, pressure stripping and electrowinning. Recovered gold is smelted onsite into dore and shipped to an outside refinery for processing into bullion. Process tails are deposited in a tailings impoundment facility adjacent to the process plant. The remaining capacity of the tailings impoundment is adequate to allow for the treatment of all stockpiled ore. Facilities are modern and in good operating condition.

   Gold production, which is expected to continue into 2002, has declined significantly over the last four years due to the completion of mining and the exhaustion of high-grade ores. The Company expects production levels to remain consistent with the current year's levels until reserves are depleted. Processing costs also have declined significantly due to the shutdown of the higher-cost autoclave and flotation circuits, allowing economic treatment of the lower-grade ore. The current cost structure is expected to continue for the remainder of the mine life based upon the estimated remaining ore grade of the stockpiles.

   The majority of process water is recycled from the tailings pond. Additional water is obtained from the Company's reservoir in Yolo County, which has approximately four years of storage capacity. Electric power is purchased under interruptible tariff from Enron Energy Marketing.

   During 2000, there were three minor spills at the McLaughlin mine, all of which were reported and corrective action was taken. No citations are expected for these incidents. Other than these incidents, the mine operated in compliance with its environmental permits in 2000.

   McLaughlin mine royalties are equivalent to approximately 2% of revenues.

                   Year-end Proven and Probable Ore Reserves

                                                                    2000  1999
                                                                    ----- -----
   Stockpiled:
     Tons of ore (000)............................................. 4,000 7,825
     Ounces of gold per ton........................................ 0.060 0.056
     Contained ounces of gold (000)................................   240   438

                                Operating Data

                                                                    2000  1999
                                                                    ----- -----
   Production Statistics:
     Tons of ore milled (000)...................................... 2,842 2,834
     Mill feed ore grade (oz. gold/ton)............................ 0.063 0.070
     Mill recovery (%).............................................    61    61
     Gold recovered (000 ozs.).....................................   108   121

   Cost per Ounce of Gold Produced:
     Cash operating costs.......................................... $ 229 $ 217
     Other cash costs..............................................     6     6
     Noncash costs.................................................    90   114
                                                                    ----- -----
       Total production costs...................................... $ 325 $ 337

Marigold Mine

   The Marigold gold mine is located in Humboldt County approximately 40 miles southeast of Winnemucca, Nevada. Homestake owns a 33.3% interest in the Marigold partnership. Glamis Gold Ltd. owns the remaining interest and is the operator. The mine has operated since 1989. Access to the property is via a five-mile gravel road at exit 194 of Interstate 80.

   The property consists of approximately 3,920 acres of unpatented mining claims and 14,920 acres held under leases which remain in effect as long as the mine continues production.

   Ore is mined using conventional open-pit methods. Run-of-mine ore is placed on an impermeable lead pad. Leaching occurs throughout the year by applying a weak cyanide solution to the ore to dissolve gold. Gold-laden solution is collected and pumped to a recovery plant where gold is recovered from the solution through a carbon circuit. Recovered gold is smelted onsite into dore and shipped to an outside refinery for processing into bullion. Mine facilities are in good condition.

   Prior to 1999, higher-grade ore was processed through a 1,250-TPD mill. In 1999, the mill was idled after the operator completed a study that indicated a 100% heap leach operation provided the most favorable economics. The mill remains available for future use if circumstances change and additional mill ore is available.

   Water is supplied via a pipeline from a nearby pit-dewatering operation at no cost. Backup water supply is from onsite wells. Power is purchased from Sierra Pacific Power Company.

   In order to allow for a mine facility expansion necessary to complete the current life-of-mine plan, the operator must complete and obtain approval for an Environmental Impact Statement ("EIS"). The three-year process for obtaining an EIS is substantially complete, and receipt of the EIS is expected in mid-2001.

   During 2000, the mine operated in compliance with all of its environmental permits.

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

   Homestake has a 33.3% share of the following amounts:

                   Year-end Proven and Probable Ore Reserves
                                 (100% Basis)

                                                                   2000   1999
                                                                  ------ ------
   Tons of ore (000)............................................. 30,259 19,090
   Ounces of gold per ton........................................  0.035  0.032
   Contained ounces of gold (000)................................  1,064    613

                          Operating Data (100% Basis)

                                                                   2000   1999
                                                                  ------ ------
   Production Statistics:
     Tons of ore mined (000).....................................  2,528  3,491
     Stripping ratio (waste:ore).................................  4.6:1  2.4:1
     Tons of ore milled (000)....................................    --     147
     Ore grade milled (oz. gold/ton).............................    --   0.081
     Mill recovery (%)...........................................    --      94
     Tons of ore leached (000)...................................  2,528  3,402
     Ore grade leached (oz. gold/ton)............................  0.035  0.024
     Gold recovered (000 ozs.)...................................     65     74
   Homestake's Cost per Ounce of Gold Produced:
     Cash operating costs........................................ $  227 $  188
     Other cash costs............................................     20     19
     Noncash costs...............................................     42     41
                                                                  ------ ------
       Total production costs.................................... $  289 $  248

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

   The Homestake mine is comprised of underground mining operations, an ore processing plant, a wastewater treatment plant, and tailings disposal facilities. Open-pit (the "Open Cut") mining was completed in 1998 and the processing of Open Cut stockpiles was completed in December 1999.

   The underground mine is serviced by two 5,000-foot vertical shafts from the surface connecting with internal shafts which provide hoisting and services to the 8,000-foot level. Ore from underground is hoisted to the surface, crushed and transported to the nearby processing plant. The 7,400 TPD capacity processing plant recovers gold through a combination of gravity, CIP and vat leaching processes. Recycled process water is pumped through a series of carbon columns to recover residual gold from solution. Process tails are used for underground backfill or are deposited in a tailings impoundment facility three miles from the plant.

   Facilities and equipment at this operation are in adequate operating condition, but the basic mine and major facilities have been in service for many years and are less efficient than mines and facilities developed more recently.

   As underground mining has progressed into the lower levels of the Homestake mine, the remaining higher-grade ore deposits have become narrower, less continuous and more difficult to mine, resulting in higher costs. To reduce operating costs, in 1998 and 1999, the Company took a number of steps to restructure operations and reduce operating costs. Not withstanding the actions taken, the Homestake mine experienced negative cash flows during the first eight months of 2000 after the milling of Open Cut stockpiles was completed in December 1999. Continued high costs and the continued weakness in the price of gold resulted in the implementation of a "mine-out" plan as the optimum strategy to both extract the remaining economically recoverable gold from the mine and help provide an orderly social transition for the local community. Operations under the mine-out plan are expected to be completed by December 2001. In connection with the restructuring and planned closure, the Company recorded a non-recurring charge of $42.8 million during 2000.

   The Company expects to spend approximately $65.1 million on final reclamation and closure of the Homestake mine, of which $50.2 million was accrued for at December 31, 2000. The remaining unaccrued reclamation balance will be recorded in earnings over the life of the mine-out plan.

   Hourly employees at the Homestake mine are represented by the United Steel Workers of America. The current five-year contract expires in May 2003.

   Untreated water for use in the mine's facilities is obtained from local watersheds under water right agreements, and potable water is purchased from the Lead-Deadwood Sanitation District. Approximately 84% of electric power consumption is purchased under contract from Black Hills Corporation and the remainder is provided by Homestake-owned hydroelectric facilities.

   During 2000, there were two minor spills, each of which was reported, cleaned up and necessary corrective action taken. In addition, one minor permit exceedence occurred at the wastewater treatment plant for a 24-hour period. This incident was reported and corrective action was taken. No citations or penalties are expected from these incidents.

   No royalties are payable on production from the Homestake mine. The state of South Dakota imposes a severance tax of 10% of net profits from the sale of gold produced in the state, plus $4 per ounce of gold sold when the price of gold is $499 per ounce or less, increasing by $1 per ounce for each $100 increment or part thereof in excess of $499 per ounce.

                                    Geology

   The Homestake mine is the largest known iron formation hosted gold deposit. In its 125-year life, the mine has produced approximately 40 million ounces of gold. The Homestake gold deposit is Proterozoic in age (approximately 1.9 billion years). Mineralization generally is stratabound within the Homestake Formation, which is a quartz-veined, sulfide-rich sedimentary sequence that has been complexly deformed by tight folding, faulting, and shearing. Ten southeast-plunging fold structures, locally called ledges, have produced gold ore over a vertical extent of more than 8,000 feet.

                   Year-end Proven and Probable Ore Reserves

                                                                     2000  1999
                                                                     ----- -----
   Tons of ore (000)................................................   822 7,911
   Ounces of gold per ton........................................... 0.203 0.228
   Contained ounces of gold (000)...................................   167 1,802

                                Operating Data

                                                                    2000  1999
                                                                    ----- -----
   Production Statistics:
     Tons of ore mined (000):......................................   838   821
     Ore grade mined (oz. gold/ton):............................... 0.204 0.226
     Tons of ore milled (000)......................................   838 1,249
     Mill feed ore grade (oz. gold/ton)............................ 0.204 0.171
     Mill recovery (%).............................................    94   100
     Gold recovered (000 ozs.).....................................   171   213
   Cost per Ounce of Gold Produced:
     Cash operating costs.......................................... $ 267 $ 256
     Other cash costs..............................................     1     5
     Noncash costs.................................................    40    17
                                                                    ----- -----
       Total production costs...................................... $ 308 $ 278

Pinson Mine

   The Pinson property is located in Humboldt County approximately 30 miles northeast of Winnemucca, Nevada. Homestake has a 50% interest in the Pinson Partnership and is the operator. Barrick Gold Corporation ("Barrick") owns the remaining interest. The mine began operation in 1981.

   In January 1999, due to continuing low gold prices and ongoing production shortfalls, the mine was shut down. In October 1999, the operation ceased adding additional cyanide to heap leach pads.

   Reclamation at the property in 2000 included re-contouring and capping of waste dumps and leach pads, demolishing of some surface facilities, rapid flooding of old pits, reclamation of unused roads, and re-vegetating of available areas.

   During 2000, there was one minor spill at the Pinson property. This spill was reported and corrective action was taken. No citations or penalties are expected. Other than this incident, the mine operated in compliance with its environmental permits in 2000.

   Homestake has a 50% share of the following amounts:

                          Operating Data (100% Basis)

                                                                          1999
                                                                          -----
   Production Statistics:
     Tons of ore mined (000).............................................   132
     Stripping ratio (waste:ore)......................................... 3.0:1
     Tons of ore leached (000)...........................................   132
     Ore grade leached (oz. gold/ton).................................... 0.031
     Gold recovered (000 ozs.)...........................................    12
   Homestake's Cost per Ounce of Gold Produced:
     Cash operating costs................................................ $ 234
     Other cash costs....................................................     8
     Noncash costs.......................................................   --
                                                                          -----
       Total production costs............................................ $ 242

CHILE

   Homestake has a 51% interest in the Agua de la Falda mine in northern Chile. Homestake also conducts exploration programs throughout Chile. Chilean activities are managed from an office in Santiago.

Agua de la Falda

   In 1996, Homestake and Corporacion Nacional del Cobre Chile ("Codelco"), a state-owned mining company in Chile, formed a new company, Agua de la Falda S.A. ("ADLF"), to explore near Homestake's former El Hueso mine in northern Chile. Homestake and Codelco contributed property interests in the area to the new company, which is 51%-owned by Homestake and 49%-owned by Codelco. In addition, Codelco contributed the existing El Hueso plant, which had been under lease to Homestake. In October 1999, Homestake and Codelco agreed to further consolidate their interests in the region. Homestake committed to contribute $7 million (of which $4 million was funded as of December 31, 2000) as well as the Buitre and Gaucho exploration claims. Codelco contributed the San Antonio Oro, Cerro Coya and Pedernales mining claims. Both Homestake's and Codelco's respective ADLF percentage ownership remained unchanged.

   ADLF now holds mining properties covering approximately 25,780 hectares in the Maricunga District of Chile located about 600 miles north of Santiago at an elevation of approximately 12,500 feet. Access to the property is by 14 miles of dirt road. Included within those properties is the Agua de la Falda mine, which was developed in late 1996 to mine both the oxide reserves discovered by Homestake on the property as well as the Jeronimo deposit also discovered by Homestake.

   The ADLF mine utilizes room-and-pillar underground mining and is accessed from surface by two portals. The El Hueso plant facility is used to heap leach the Agua de la Falda ore using the Merrill Crowe process to recover the gold from solution. Water and power are purchased from Codelco.

   Drilling and metallurgical testing continue on the much larger Jeronimo deposit where, to date, approximately 6.9 million tons of unoxidized mineralized material (100% basis) at an average grade of 0.162 ounces per ton have been outlined. An extension decline has been completed to access the deeper sulfide material. Metallurgical testwork is underway to develop an economic treatment method.

   No royalties are payable on the production from the current Agua de la Falda reserves. However, any ores extracted from the northern area of the property are subject to a royalty payment to Codelco of 1.5% of net smelter returns on production of over one million ounces. Additionally, ADLF will pay to Codelco a net smelter royalty on production from Cerro Coya amounting to 1.5% on the first million ounces of gold and gold equivalent and 2.2% thereafter. As part of Homestake's $4 million contribution, ADLF has made a $2 million advance royalty payment to Codelco with respect to the Cerro Coya claims.

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

   Homestake has a 51% share of the following amounts:

                   Year-end Proven and Probable Ore Reserves
                                 (100% Basis)

                                                                     2000  1999
                                                                     ----- -----
   Tons of ore (000)................................................   405   525
   Ounces of gold per ton........................................... 0.210 0.180
   Contained ounces of gold (000)...................................    85    94

                          Operating Data (100% Basis)

                                                                    2000  1999
                                                                    ----- -----
   Production Statistics:
     Tons of ore leached (000).....................................   314   318
     Ore grade (oz. gold/ton)...................................... 0.213 0.239
     Recovery (%)..................................................    67    63
     Gold recovered (000 ozs.).....................................    45    48
   Homestake's Cost per Ounce of Gold Produced:
     Cash operating costs.......................................... $ 207 $ 189
     Noncash costs.................................................    75    89
                                                                    ----- -----
       Total production costs...................................... $ 282 $ 278

ARGENTINA

   In 1999, Homestake acquired Argentina Gold Corp. ("Argentina Gold"), a publicly-traded Canadian gold exploration company. Argentina Gold's principal asset is its 60% interest in the Veladero property located in northwest Argentina along the El Indio gold belt. Barrick Gold Corporation owns the remaining 40% interest in the project.

   In May 2000, Homestake completed an extensive exploration program on the Veladero property, which included 180 drill holes totaling 190,000 feet, a broad range of metallurgical testing, engineering and infrastructure assessment. The program initially increased the confidence level in the previously identified mineralized areas at the Amable and Filo Federico deposits. In addition, the drilling identified a new deposit, known as Cuatro Esquinas, located mid-way between the Amable and Filo Federico deposits.

   In October 2000, Homestake commenced a new development program on the Veladero property. This program, scheduled to continue through May 2001, includes 200,000 feet of drilling, a broad range of metallurgical testing, condemnation drilling, geotechnical drilling, hydrological and environmental baseline data collection, and related engineering studies. The initial phase of this program, which comprised 100,000 feet of drilling and was completed by December 31, 2000, focused on increasing the confidence level in the Cuatro Esquinas area and investigating the areas between and to the west of the three deposits.

   Homestake expects the modeled open pit, which includes the Amable, Filo Federico and Cuatro Esquinas zones, to be approximately two miles long, 4,000 feet wide and 1,250 feet deep. During the current 2000-2001 field season, Homestake expects to spend approximately $18 million (Homestake's share) on delineation drilling, engineering field investigations, metallurgical test work and continuing technical studies to optimize the design parameters for Veladero. Homestake continues to explore various operating design and process options, such as pulp agglomeration, 100% heap leaching, and a combination of conventional milling and heap leaching, to maximize economic return from this rapidly expanding project.

   Proven and probable reserves at December 31, 2000 totaled 5.5 million ounces of gold and 81.2 million ounces of silver (100% basis) contained in
118.3 million tons at an average grade of 0.046 ounces of gold and 0.700 ounces of silver per ton. Additional mineralized material on the property totaled 106.1 million tons at an average grade of 0.041 ounces of gold and
0.500 ounces of silver per ton.

   Homestake has a 60% share of the following amounts:

                   Year-end Proven and Probable Ore Reserves
                                 (100% Basis)

                                                                          2000
                                                                         -------
   Tons of ore (000).................................................... 118,300
   Ore grade (ozs. gold/ton)............................................   0.046
   Contained ounces of gold (000).......................................   5,500
   Ore grade (ozs. silver/ton)..........................................   0.700
   Contained ounces of silver (000).....................................  81,200

MAIN PASS 299

   Homestake owns an undivided 16.7% interest in the Main Pass 299 sulfur and oil and gas joint venture. Freeport McMoRan Sulphur LLC ("FMS") owns the remaining 83.3% and is the operator under joint operating agreements. The sulfur and oil and gas deposits are located in the Gulf of Mexico approximately 32 miles east of Venice, Louisiana, in water approximately 210 feet deep. The sulfur deposit is approximately 1,500 feet below the sea floor. A royalty of 12.5% of the wellhead value is payable under the terms of the federal sulfur leases to the Minerals Management Service.

   In July 2000, in view of continuing low sulfur prices and increased operating costs, FMS announced a phased closure of the sulfur operations over a period of six to nine months from the date of the announcement. However, sulfur production was curtailed on August 30, 2000 as a result of continuing low sulfur prices and the results of a geologic, geophysical and seismic study of a brine well cavity required for the sulfur mining process. Reclamation activities, including plugging and abandonment of the facilities, commenced following the cessation of production. Oil and gas operations are continuing.

   In 1997, due to the prolonged period of low sulfur prices, Homestake wrote-off its entire carrying-value of the sulfur assets, and in 2000, Homestake reflected its interest in the joint venture as a discontinued operation.

   The Main Pass 299 joint operating agreement provides that each participant is obligated to pay its share of reclamation and abandonment costs. Homestake's share of the total remaining estimated sulfur and oil and gas reclamation liability, including costs at Port Sulphur associated with the sulfur marketing agreement interest and anticipated credits of $1.5 million, is $9.4 million. This amount has been fully accrued for at December 31, 2000.

   Homestake and FMS are discussing terms related to the termination of the Main Pass 299 joint operating agreement and the funding of future reclamation liabilities.

                      MINERAL EXPLORATION AND DEVELOPMENT

   Total exploration expense, including exploration activities in and around Homestake's mines, decreased to $37.5 million in 2000 from $39.5 million in 1999. Expenses related to in-mine definition drilling at Homestake's active mines are included in the individual mine operating expenses and their cost per ounce calculations and are excluded from the amounts in the previous sentence.

   Of the $37.5 million spent on exploration in 2000, approximately 35% was spent in Australia, 24% in North America, and 41% in the Andes of South America. In 2001, the projected exploration budget is $22.3 million, of which 44% is expected to be spent in Australia, 35% in North America, and 21% in the Andes. Reduced exploration spending reflects general gold industry trends.

Australia

   Total exploration expenditures in Australia were $13 million in 2000 compared to $15.9 million in 1999. Programs were focused around existing operations in the Yilgarn region of Western Australia and on several prospective properties located in the eastern and western regions of the country. The 2001 exploration budget for Australia has been reduced to $9.8 million, largely because active exploration has been curtailed in the eastern regions.

   For the large Plutonic/Marymia tenement package, exploration expenses totaled $4.2 million and $3.3 million in 2000 and 1999, respectively. The 2000 program included drill testing of both shallow oxide and deep sulfide targets distributed widely throughout the property. Several significant intercepts of potentially ore-grade gold mineralization were encountered, primarily in the sulfide targets located to the northwest and to the south of the existing Plutonic mine. The 2001 program will continue to evaluate these intercepts, as well as other targets within the tenements, and has been allocated a budget of $3.8 million.

   At the Lawlers mine property, exploration spending was $1.9 million in 2000 compared to $2.1 million in 1999. The 2000 program provided for systematic drill testing of favorable mine stratigraphy along trend from the existing Lawlers mine area, as well as for drill testing of several oxide targets on the eastern portion of the property. Exploration spending is expected to total $1.3 million in 2001 and will focus primarily on follow-up drill testing of encouraging intercepts encountered during the 2000 program as well as a deep multi-drillhole test beneath the principal ore reserve blocks at Genesis/New Holland South.

   Exploration spending at the Mt Morgans tenements totaled $1.6 million and $1.5 million in 2000 and 1999, respectively. The 2000 program included drill testing of targets in the vicinity of the Just-In-Case/Wallaby deposit, as well as several targets developed along trend from previous mining in the Westralia area and targets north of previous mining in the Jupiter area. The 2001 program provides for follow-up drill testing of encouraging intercepts encountered during the 2000 program and has been allocated a budget of $1 million.

   At the Darlot mine property, exploration expenditures for 2000 were $1.5 million compared to $2.0 million in 1999. The 2000 program focused on drilling to evaluate mineralization discovered adjacent to the existing Centenary operation and resulted in a significant addition to the potential gold mineralized material of the property. Several other targets have been identified within the property and were partially drill tested in 2000. These targets will be further evaluated during the 2001 program, for which the expected spending will be $0.7 million.

   At the Warrida Well tenement package, located between the Darlot and Lawlers properties, exploration spending for 2000 totaled $0.6 million. The 2000 program resulted in several encouraging intercepts and focused on drill testing of targets located at the south end of the Warrida Well property, which is located near a recently discovered deposit owned by another mining company. The 2001 program has been allocated a budget of $0.7 million and will continue the drill testing around these intercepts and the search for additional targets on large, untested portions of the property.

   Exploration expenditures at the 50%-owned Kalgoorlie operations were $0.2 million (Homestake's share) in 2000 compared to $0.9 million in 1999. The 2000 program failed to generate ore-grade intercepts outside the main mineralized zone. The 2001 budget has been allocated $0.2 million (Homestake's share).

   Elsewhere in Western Australia, exploration spending on several additional properties widely distributed throughout the Yilgarn region totaled $1.3 million in 2000. These included programs on Homestake's large tenement packages at Meekatharra ($0.4 million) and Bellevue ($0.1 million), as well as several smaller properties in the Eastern Goldfields ($0.7 million combined). Results in 2000 were not encouraging and several projects have been terminated or significantly reduced. The total spending for these properties in 2001 is expected to be $0.5 million.

   A new extensive land position acquired in the Tanami region in northeastern Western Australia in late 2000 has been allocated a budget of $0.6 million in 2001.

   In eastern Australia, the 2000 exploration program included drilling projects at the Agate Creek and Twin Hills properties. Exploration expenditures totaled $0.3 million in 2000 and $0.5 million in 1999 at Agate Creek and $0.4 million in 2000 and $1.2 million in 1999 at Twin Hills. Results were not significant enough to warrant further spending. The Company is seeking joint venture participation in both properties. All other exploration efforts in eastern Australia have been curtailed and spending for 2001 is expected to be minimal. In 2000, the Junction Reefs project was farmed out to another mining company which must spend $7.7 million over five years in order to earn a 51% interest.

   Exploration expenditures on the properties controlled by Lachlan (owned 81.2% by Homestake) totaled $0.5 million in 2000, essentially unchanged from 1999. Lachlan sold its Balcooma base-metal deposit in 2000, and exploration expenditures in 2000 are expected to be minimal.

North America

   Homestake's North American exploration expenditures for 2000 were $3.7 million in Canada and $5.4 million in the United States, compared to 1999 exploration expenditures of $3.1 million in Canada and $16.6 million in the United States. Exploration in Canada was primarily focused around the Eskay Creek mine, while exploration spending in the United States was largely focused around Homestake's existing operations in north central Nevada.

   Exploration spending at the Eskay Creek mine totaled $3.1 million in 2000 compared to $2.3 million in 1999. The 2000 program outlined additional reserves and mineralized material, primarily in the 21B and 21C zones, while drilling north of the mine explored down-dip extensions of the favorable mine stratigraphy. The 2001 program has been allocated a budget of $2.4 million and will continue to explore extensions of the mine stratigraphy to the north, south and west of the known orebodies.

   At the Ruby Hill property, including the adjacent Prospect Mountain joint venture, exploration spending was $1.3 million and $1.6 million in 2000 and 1999, respectively. The 2000 drilling program focused on testing several shallow oxide targets, but failed to add any significant new mineralized material. Planned expenditures of $1.3 million in 2001 will provide for drill testing of several additional shallow oxide targets, including those developed on the newly acquired Prospect Mountain joint venture lands.

   In 2000, Homestake's share of exploration expenditures at the 50%-owned Pinson project, managed by Homestake, totaled $0.7 million, compared to $1.5 million in 1999. The 2000 program included additional widely spaced drill testing of the gravel-covered pediment on the eastern portion of the property, as well as drill testing of several structural targets to the southwest of previous mining. A decision has been made to solicit additional joint venture participation in the project, and Homestake's share of exploration expenditures is expected to be minimal in 2001.

   Homestake's ownership interest in the Round Mountain mine increased from 25% to 50% in July 2000. As a result, Homestake's share of exploration spending at the property increased to $0.4 million in 2000 from $0.2 million in 1999. During 2000, significant intervals of potentially economic gold mineralization were encountered on a new area on the Round Mountain land package, and $0.4 million (Homestake's share) has been allocated to provide for initial follow-up drilling during 2001.

   At the 33%-owned Marigold mine, exploration expenses were $0.4 million (Homestake's share) in 2000 compared to $0.5 million in 1999. Drill testing in 2000 focused primarily on the Millennium Project area, located about 2 miles south of the existing pits. The Millennium Project has been advanced to development status and a small 2001 exploration budget of $0.1 million (Homestake's share) will provide for several exploratory holes elsewhere on the property.

   Exploration expenses for 2000 at the 38%-owned Ren joint venture were $0.2 million (Homestake's share), compared with no Homestake expenses in 1999. Homestake has an agreement with the owner of the remaining 62% of the property, Cameco (U.S.), Inc. ("Cameco"), whereby Cameco was to contribute 100% of the joint venture's exploration expenses from 1995 through July 2000. All exploration expenses incurred after July 2000 are to be contributed proportionately by both Homestake and Cameco. The 2000 exploration program included drill testing of several deep sulfide targets and resulted in a significant intercept of gold mineralization. The 2001 program will continue testing of the deep sulfide targets and has been allocated a budget of $1 million (Homestake's share).

   Elsewhere in Nevada, exploration expenses on the Pony Creek project totaled approximately $0.3 million during 2000. Drilling results were unfavorable and the project was terminated.

   In September 2000, the Company announced the phased closure of the Homestake mine. As a result, only $0.1 million was spent on exploration during 2000, compared to $0.7 million in 1999. No significant exploration expenditures are planned for 2001.

Andes Region

   During 2000, total exploration spending for the Andes region of South America primarily focused on Homestake's existing properties in Chile and Argentina and totaled $15.4 million, including $5.1 million and $2.6 million of pre-feasibility project development costs at the Veladero and Jeronimo deposits, respectively. Exploration expenditures are expected to be $4.7 million in 2001 and again will focus primarily on Homestake's existing properties.

   In Chile, Homestake's principal exploration interests are the 51%-owned operating mine at Agua de la Falda and its surrounding land package, which includes the Jeronimo project. Including minor expenditures on the contiguous properties, exploration spending for the district totaled $2 million in 2000 compared to $2.4 million in 1999. The 2000 program included drilling to expand the known sulfide mineralization at the Jeronimo deposit, as well as drill testing of several targets in the southern portion of the property. Although no strongly encouraging intercepts were encountered during the 2000 program, several additional targets were generated. These will be drill tested during the 2001 program, for which an exploration budget of $1 million has been allocated.

   In Argentina, Homestake's principal exploration interests are the Del Carmen, Rio Frio, and Los Amarillos land packages located adjacent to its 60%- owned Veladero development project. Expenditures in 2000 totaled $1.2 million for Del Carmen, $2.3 million for Rio Frio, and $0.2 million for Los Amarillo compared to 1999 expenditures of $0.7 million for Del Carmen and $0.8 million for Rio Frio. At Rio Frio, field exploration discovered a number of new mineralized areas and drill testing encountered several encouraging intercepts during the 2000 program. These will be the focus of additional drilling in 2001, for which a budget of $2.3 million has been allocated. Additional work is also planned for Los Amarillos where a 2001 budget of $0.3 million has been allocated. A joint venture partner will be sought for participation in further exploration at Del Carmen in 2001.

   The 2000 exploration program also included $0.4 million for drill testing of targets identified on the Cantera/Breccia Ridge property in southern Argentina. A small body of gold mineralization was outlined at Breccia Ridge for which a buyer is being sought. The bulk of the extensive Patagonian land package has been dropped.

   Elsewhere in the Andes, Homestake conducted reconnaissance exploration programs in portions of Peru, as well as property evaluations in selected areas of Chile and Argentina. Expenditures for this work totaled $0.8 million in 2000 and a similar level of spending is expected in 2001.

                     GLOSSARY AND INFORMATION ON RESERVES

GLOSSARY

   The following terms used in the preceding discussion mean:

   "Cash operating costs" are costs directly related to the physical activities of producing gold, and include mining, processing and other plant costs, deferred mining adjustments, third-party refining and smelting costs, silver by-product credits, marketing expenses, onsite general and administrative costs, in-mine drilling expenditures that are related to production, and other direct costs, but exclude depreciation, depletion and amortization, corporate general and administrative expense, mineral exploration expense, royalties, federal and state income and production taxes, Canadian mining taxes, financing costs, and accruals for final reclamation.

   "Other cash costs" are costs that are not related to, but may result from, gold production activities, and include royalties and federal and state production taxes, but excludes Canadian mining taxes.

   "Total cash costs" are the sum of cash operating costs and other cash costs.

   "Noncash costs" are typically accounted for ratably over the life of an operation and include depreciation, depletion and amortization of capital assets, accruals for the costs of final reclamation and long-term monitoring and care that are usually incurred at the end of mine life, and the amortization of the economic cost of property acquisitions. Noncash costs exclude amortization of deferred tax purchase adjustments relating to property acquisitions established in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" as these deferred tax purchase adjustments do not involve any economic resources of the Company.

   "Total production costs" are the sum of cash operating costs, other cash costs and noncash costs.

   "In-situ deposit" refers to reserves still in the ground. This does not include previously mined stockpiled reserves that are being stored for future processing.

   "Mineral deposit" and/or "Mineralized material" is gold-bearing material that has been physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization to have economic potential warranting further exploration evaluation. While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material has established geologic continuity, but cannot be classified in the reserves category until final technical, economic and legal factors have been determined. Under United States Securities and Exchange Commission standards, a mineral deposit does not qualify as a reserve unless the recoveries from the deposit are expected to be sufficient to recover total cash and noncash costs for the mine and related facilities.

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

INFORMATION ON RESERVES

Gold

   The proven and probable gold ore reserves stated in this Report reflect estimated quantities and grades of gold in in-situ deposits and in stockpiles of mined material that Homestake believes can be recovered and sold at prices sufficient to recover the estimated future cash costs of production and remaining investment. The estimates of cash costs of production are based on current and projected costs. Estimated mining dilution has been factored into the reserve calculations. Homestake used long-term gold prices of $300 and $325 per ounce in calculating reserves at its North American operations at December 31, 2000 and 1999, respectively. At its Australian operations, Homestake used long-term gold prices of $265 (A$475) and $311 (A$475) at December 31, 2000 and 1999, respectively.

Silver

   The proven and probable silver ore reserves have been calculated on the same basis as gold ore reserves, except that silver reserves at December 31, 2000 and 1999 are based on an assumed price of $5.00 and $5.25 per ounce, respectively.

Estimation of Reserves

   Gold and silver reserves are estimated for each of the properties operated by Homestake based upon factors relevant to each deposit. These estimates have been prepared by, or under the supervision of, engineers or geoscientists with at least five years of relevant experience and who are members in good standing of a recognized professional association, or who in Homestake's opinion have equivalent prerequisite qualifications and experience. Gold ore reserves for those properties not operated by Homestake are based on reserve information provided to Homestake by the operator. Homestake has reviewed but has not independently confirmed the information provided by these operators.

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

   A special regime applies in most jurisdictions in respect of mining on private land. This usually obliges the titleholder to pay compensation to the landowner for losses arising from the exercise of rights to enter, explore or mine the land.

   See "Risks of Native Title Claims--Australia" included in the RISK FACTORS section included elsewhere in Part I of this Report.

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

   In some areas there are mineral rights that are privately owned, the rights having been previously alienated by governmental action. In the case of privately held mineral rights, the owner is free to negotiate terms on which mining may take place. If the surface and minerals are held by different persons, negotiations between the surface and mineral rights holder will be required if the matter is not governed by preexisting agreements. In some jurisdictions, disagreements over rights of surface use may be resolved by a government agency having authority to determine use and compensation.

   See "Risks of Native Title Claims--Canada" included in the RISK FACTORS section included elsewhere in Part I of this Report.

United States

   Title to and right to mine hard rock minerals in the United States is governed by the law of each state, except as to public lands of the United States federal government that are open to exploration, which are governed by the Mining Law of 1872, as amended.

   In general, real property law in the United States is based on the English common law of real property. In general, under the law of each state in the United States, title to minerals and the right to mine are vested in the surface owner, unless separately alienated. The surface owner can transfer all or part of the mineral rights separate from the surface, or can transfer the surface and retain ownership of mineral rights. Mineral rights may be further alienated, may be leased and subleased, and also may be subdivided among more than one owner, including alienation with the disposing party retaining the right to receive royalties or other payments.

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

   Under the Mining Law of 1872, United States citizens (including corporations incorporated in the United States) may stake mining claims upon United States federal government property open to exploration ("unpatented mining claims"). An initial fee is payable on staking and annual maintenance fees are also payable. Under current law, persons staking such unpatented mining claims, upon the making and documenting of a discovery of most minerals (including gold and silver) in commercial quantities, are entitled to mine for the mineral without payment of royalties or other fees (other than the annual claim maintenance fee). In addition, the holder of an unpatented mining claim who has made a commercial discovery is entitled to secure title to the mineral and surface estates of the property subject to the mining claim ("patented mining claim") at nominal cost. Only certain federal public lands, principally in the Western United States, are open to exploration. A patented mining claim gives the holder the full fee interest in the property. Holders of unpatented and patented mining claims may sell or lease claims in the same way as fee property.

                             ENVIRONMENTAL MATTERS

General

   Homestake has a policy of conducting extensive environmental audits of its operations in order to minimize the impact of its operations on the environment and to monitor compliance with applicable environmental laws and regulations. Environmental audits are conducted on a regular basis with the objective of auditing each operation at least once every three years. A committee of the Homestake Board of Directors oversees the establishment and implementation of environmental policy.

   Homestake makes capital expenditures to minimize the effects of its operations on the environment. Capital expenditures primarily are for the purchase or development of environmental monitoring equipment and containment of tailings and waste rock. In 2000, these expenditures totaled approximately $1.7 million compared to $3.5 million in 1999. Homestake estimates that during 2001 capital expenditures for such purposes will be approximately $2 million and that during the five years ending December 31, 2005, such capital expenditures will be approximately $6 million.

   Homestake also incurs operating costs to minimize the effects of its operations on the environment, including concurrent reclamation costs, costs for environmental monitoring and studies to identify and quantify environmental impacts, if any, and accruals for remediation and future reclamation expenditures. Such expenses totaled approximately $17.6 million in 2000, compared with approximately $28 million in 1999. Homestake estimates that environmental and related operating costs in 2001 will be approximately $14 million. The above amounts exclude expenditures related to the Company's discontinued uranium operations.

   Under applicable law and the terms of permits under which Homestake operates, Homestake is required to reclaim land disturbed by its operations. In the mining industry, most reclamation work takes place after mining and related operations terminate. Homestake has adopted a policy of conducting reclamation concurrently with mining operations where practical. As a result, an increasing amount of reclamation is being conducted simultaneously with mining. At December 31, 2000 and 1999, Homestake had total accruals of $169.1 million and $137 million, respectively, for future reclamation, remediation and related costs. With respect to nonoperating properties, Homestake believes that it has fully provided for all reclamation and remediation liabilities. Homestake's provisions are evaluated regularly and adjusted when necessary. During 2000, following a review of its reclamation liabilities, Homestake increased its reclamation accruals for certain non-operating properties by $16.2 million. These charges include $10 million for the former uranium millsite near Grants in New Mexico, $2.4 million related to Whitewood Creek in South Dakota, $2 million for the Cullaton Lake mine in Nunavut, Canada, $1.5 million for the Bulldog mine in Colorado, and $0.3 million for other non-operating properties. Homestake charges reclamation costs incurred in connection with its exploration activities as expenses in the year in which incurred. For mining operations, Homestake provides for reclamation and related costs on a units-of-production basis over the individual operating mine lives.

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

Whitewood Creek

   Deposits of tailings along an 18-mile stretch of Whitewood Creek formerly constituted a site on the National Priorities List ("NPL"). The site was deleted from the NPL in 1996 and Natural Resource Damage claims relating to Whitewood Creek and downstream areas were resolved in 1999. The costs for the settlement were recorded in 1998. A payment of $1 million will be made in 2001 and an additional $1 million payment will be made in 2002 to complete the settlement.

Grants Tailings

   Homestake's closed uranium mill site near Grants, New Mexico is listed on the NPL. The EPA asserted that leachate from the tailings contaminated a shallow aquifer used by some of the residents in adjacent residential subdivisions. Homestake paid the cost of extending the municipal water supply to the subdivisions. Homestake also has operated a water injection and collection system since 1976 that has significantly improved the quality of the aquifer and since 1999 has operated a water treatment facility for treating the groundwater adjacent to the tailings. The estimated costs of continued remediation are included in the accrued reclamation and remediation liability. Homestake has settled with the EPA concerning its oversight costs for this site.

   Under Nuclear Regulatory Commission ("NRC") regulations, the decommissioning of the uranium mill tailings facilities is in accordance with the provisions of the facility's license. The facility license sets the closure of the two tailings impoundments as 2004 and 2013, subject to extension under certain circumstances. The NRC and EPA signed a Memorandum of Understanding in 1993 which has established the NRC as the oversight and enforcement agency for decommissioning and reclamation of the site. Mill decommissioning was completed in 1994 and final closure of the Grants large tailings site is scheduled for completion in 2003. During 2000, Homestake spent $3 million on reclamation expenditures at the Grants facility. Approximately $3.8 million is planned to be expended during 2001.

   Title X of the Energy Policy Act of 1992 (the "Energy Policy Act") and subsequent amendments to the Energy Policy Act authorized appropriations of $335 million to cover the Federal Government's share of certain costs of reclamation, decommissioning and remedial action for by-product material (primarily tailings) generated by certain licensees as an incident of uranium sales to the federal government. Reimbursement is subject to compliance with regulations of the Department of Energy ("DOE"), which were issued in 1994. Pursuant to the Energy Policy Act, the DOE is responsible for 51.2% of the past and future costs of reclaiming the Grants site in accordance with NRC license requirements. Through December 31, 2000 Homestake had received $33 million from the DOE and the balance sheet at December 31, 2000 includes an additional receivable of $4.2 million for the DOE's share of reclamation expenditures made by Homestake through 2000.

   In 1983, the State of New Mexico filed claims against Homestake for natural resource damages resulting from the Grants site. The State has taken no action to pursue the claims.

Lead

   Prior to May 1986, Homestake Lead Company of Missouri ("HLCM"), a wholly owned subsidiary of Homestake, was a joint venturer and partner in the production of lead metal and lead concentrates in Missouri. In June 1991, HLCM was notified of a potential claim by the Jackson County, Mississippi Port Authority for contamination of soil and water alleged to have resulted from storage and shipment of lead dross at the Port of Pascagoula prior to May 1986. A number of other lead producers and former lead producers have also been so notified. As a result of subsequent investigations conducted by Homestake and others, Homestake believes that most of the material at the Pascagoula site, as well as the material primarily responsible for any contamination, is lead concentrate. Based on a review of shipping records to date, less than half of the lead concentrate shipped through the Port of Pascagoula was produced and sold for the account of Homestake. Based on information currently available, Homestake believes the remediation costs should not exceed $1 million. Homestake's position is that the Port Authority is primarily responsible for the cost of remediation as owner of the property and as lessor with the ability to control the activities of the stevedoring company, and also because the Port Authority contributed to the contamination by moving stored material from a storage building and depositing it on the ground. Homestake believes that any future costs it may incur in connection with this matter will not be material.

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

                                 RISK FACTORS

   The following risk factors should be considered in conjunction with the other information included in "CAUTIONARY STATEMENTS" below.

Risks Inherent in Gold Exploration, Development and Production

   The business of gold exploration, development and production by its nature involves significant risks. Among other things, the business depends on the successful location of reserves and skillful management. Gold exploration is highly speculative in nature, involves many risks and frequently is non-productive. Once mineralization is discovered and determined to be economically recoverable, it usually takes a number of years from the initial phase of exploration until production commences, during which time the economic feasibility of production may change. Substantial expenditures are required to establish reserves through drilling, to determine means of production and metallurgical processes to extract the metal from ore and, in the case of new properties, to construct mining and processing facilities.

   Mining is subject to a variety of risks and hazards, including rock falls and slides, cave-ins, flooding and other weather conditions, and other acts of God. Homestake maintains and intends to continue to maintain property and liability insurance consistent with industry practice, but such insurance contains exclusions and limitations on coverage. For example, coverage for environmental liability generally is limited and may be totally unavailable. There can be no assurance that insurance will continue to be available at economically acceptable premiums. Production costs also can be affected by unforeseen changes in ore grades and recoveries, permitting requirements, environmental factors, work interruptions, operating circumstances, unexpected changes in the quantity or quality of reserves, unstable or unexpected ground conditions, and technical issues.

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

                                                     Years Ended December 31,
                                                   -----------------------------
                                                   2000  1999  1998  1997  1996
                                                   ----- ----- ----- ----- -----
Gold
  High............................................ $ 313 $ 326 $ 313 $ 367 $ 416
  Low.............................................   264   253   273   283   367
  Average.........................................   279   279   294   331   388
  Period End......................................   273   290   287   290   369
Silver
  High............................................ $5.53 $5.71 $7.81 $6.27 $5.83
  Low.............................................  4.57  4.88  4.69  4.22  4.71
  Average.........................................  4.96  5.22  5.54  5.17  5.19
  Period End......................................  4.59  5.33  5.01  5.95  4.73

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

   At December 31, 2000 the Company's gold hedging contracts, used to reduce exposure to precious metal prices, consisted entirely of forward sales contracts. The Company intends to physically deliver metals in accordance with the terms of these forward sales contracts.

Risks Associated with Reserve Realization

   Gold and silver reserves reported by Homestake reflect estimated quantities and grades of gold and silver in deposits and in stockpiles of mined material that Homestake believes can be mined, processed and sold at prices sufficient to recover the estimated future cash costs of production, remaining investment and anticipated additional capital expenditures. Reserves are estimates based upon drilling results, past experience with mining properties, experience of the person making the reserve estimates and many other factors. Reserve estimation is an interpretive process based upon available data. Further, reserves are valued based on estimates of future costs and future prices. Homestake's North American gold reserves at December 31, 2000 and 1999 are based on assumed prices of $300 per ounce and $325 per ounce, respectively. At its Australian operations, Homestake used long-term gold prices of $265 (A$475) and $311 (A$475) at December 31, 2000 and 1999, respectively. Silver reserves at December 31, 2000 and 1999 at the Eskay Creek mine are based on assumed silver prices of $5.00 per ounce and $5.25 per ounce, respectively.

   Actual quality and other characteristics of ore deposits and gold and silver prices will differ from the assumptions used to develop reserves. Such differences may be significant.

   Oil reserve realization is subject to similar risks.

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

   In November 2000, the U.S. Department of Interior, Bureau of Land Management ("BLM") issued final regulations regarding management of mining claims on BLM land (the "3809 Regulations"). The 3809 Regulations, which became effective in January 2001, substantially expand discretionary authority of the BLM over existing and potential mining activity on BLM ground, including authority to deny approval of a proposed plan of operation at any stage of the review process based on a discretionary determination that "significant scientific, cultural or environmental resource values of the public lands" will be substantially harmed, notwithstanding the use of best available reclamation practices. The 3809 Regulations impose a new, detailed set of operating performance standards on mining operations, including authority to require backfilling of open-pit mines, although backfilling is not mandated. The 3809 Regulations also require 100% funding, in the form of cash, surety bonds, letters of credit, or securities for the estimated cost of reclamation of disturbances under new plans of operation or under modified plans of operation to the extent it results in an increase in the estimated costs of reclamation. The 3809 Regulations include new and expanded inspection authority, enforcement orders, and civil and criminal penalties for violations of plans of operation or the regulations. The 3809 Regulations were adopted over the opposition of most of the governors and key senators and congressmen from the western states, which are most heavily impacted by the regulations. The National Mining Association and the State of Nevada have filed judicial complaints seeking to have the 3809 Regulations declared invalid. Although existing mining operations are protected through certain "grandfathering" provisions, the regulations are expected to increase the cost and uncertainty associated with mining on BLM lands. The new provisions giving the BLM authority to deny approval of a proposed plan of operation at any stage of the review process may reduce new mining activity on BLM land due to the uncertainty associated with the process and the prospect that a proposed plan of operation will be rejected on a discretionary basis after significant expenditures of funds.

Risks of Currency Fluctuations

   Gold and silver are sold throughout the world principally based on the US dollar price, but operating expenses of gold and silver mining companies generally are incurred in local currencies. Homestake's operations principally are based in the United States, Canada and Australia. Homestake has, in the past, engaged in currency hedging in Canadian and Australian dollars to protect against significant currency fluctuations relative to the US dollar. In July 2000, the Company discontinued its foreign currency protection program. Option contracts outstanding at December 31, 2000 are expected to remain in place until maturity. The Company continues to mitigate the risk of strengthening Australian or Canadian currencies by entering into forward gold sales contract for delivery in those currencies.

Risks of Native Title Claims

 Australia

   The decision of the High Court of Australia in 1992 in Mabo et al v Queensland (No. 2) recognized the existence of traditional native title rights to land. That decision raised the possibility that mining and exploration tenements granted by the Crown after October 31, 1975 (the date the Racial Discrimination Act (Commonwealth) came into effect) over areas where there were existing native title rights might be invalid to the extent of any inconsistency with those native title rights. State governments and industry demanded, and were given, validation of all existing interests. This was achieved by virtue of the Native Title Act 1993 (Commonwealth) and complementary State and Territory legislation. In 1996, the High Court held in The Wik Peoples v Queensland that the grant of pastoral leases will not necessarily extinguish native title rights. (Many mining leases have been granted over areas of pastoral leasehold.)

   The Native Title Act also established a mechanism for determination of claims to native title. The legislation provides for a right to negotiate before the grant or renewal of certain tenements (other than renewals of tenements as of right, in accordance with the terms of their original grant) after January 1, 1994. Negotiations must take place between the native titleholders or claimants, the grantee party and the government party. A grantee party may pay compensation to the native titleholders and claimants for the future grant of mining tenements. If agreement cannot be reached after negotiations in good faith for six months, court approval of the proposed tenements can be applied for. Such court approval may include conditions with respect to compensation, but to date, has not. The grant of a mining tenement ordinarily has the effect of suspending native title. Any compensation for the suspension is payable by the government that granted the tenement. Substantial amendments made in 1998 to the Native Title Act eliminated a number of uncertainties and made the legislation more workable.

   There are a number of native title claims relating to the area of Homestake's 50%-owned Kalgoorlie operations, but the validity of those claims has not been determined. In any event, all of the mining leases with respect to active mining operations at Kalgoorlie are pre-1994 leases and therefore native title claims will not affect their validity. There also are native title claims relating to areas in which Homestake's other Australian mining operations are conducted, but the validity of these claims also has not been determined. One production mining lease was granted between January 1 and March 15, 1995, when Western Australia did not comply with the requirement of negotiation in granting these titles. Legislation has now been passed to validate titles granted in Western Australia during this period.

   Some of Homestake's exploration tenements in Australia are subject to multiple native title claims. Should Homestake seek to convert its interests to mining leases, it will be necessary to comply with the right to negotiate provisions of the Native Title Act, unless the particular tenement application falls within the new Western Australia policy, which permits the granting of mining tenements without reference to the Native Title Act processes in cases where it can be shown from available evidence that native titles have been extinguished based on the rationale contained in the Miriuwung Gajerrong federal appellate court decision. That case held that native title had been extinguished on land subject to pastoral or mining leases. That decision is now on appeal to the Australian High Court. The requirements for negotiation and the possibility of a requirement to pay compensation may result in delay and increased costs for mining in the affected mining areas.

 Canada

   In the Delgamuukw decision in December 1997, the Supreme Court of Canada affirmed that aboriginal tribal groups continue to have aboriginal rights in lands in British Columbia used or occupied by their ancestors in 1846. Those rights may vary from rights of limited use up to aboriginal title. The decision has created uncertainty regarding property rights in Canada (including mineral and other resource rights), particularly in British Columbia and other areas where treaties were not concluded with aboriginal groups. The Supreme Court stated these principles in broad terms, and did not apply them to any particular lands. The decision also did not address how aboriginal rights or titles are to be reconciled with property and tenure rights previously sold or granted by the government. The Supreme Court did confirm that the extent of the aboriginal rights (including whether the rights rise to the level of aboriginal title) will depend on, among other things, the extent of prior aboriginal use and occupation. The Supreme Court also stated that, depending on the nature of the aboriginal rights, consultation with and compensation to (and possibly consent of) aboriginal groups may be required in connection with sales of government-owned land or granting of mining, forestry and other rights to use government-owned land. The Supreme Court indicated that rights of compensation derive from the government's fiduciary obligations to the aboriginal groups. The application of the principles enunciated in the decision will not be possible until subsequent decisions provide clarification, and the application of these principles to any particular land will not be possible until the exact nature of historical aboriginal use and occupancy and the resulting rights in the particular property have been determined.

   The British Columbia and federal governments have initiated a process for the negotiation of treaties to resolve outstanding issues of aboriginal rights and title in British Columbia, under the authority of the B.C. Treaty Commission. To date, 51 aboriginal groups have commenced negotiations under the B.C. Treaty Commission process. Some aboriginal groups have withdrawn from negotiations and commenced litigation since Delgamuukw. The position of the governments is that they will not negotiate treaties if the claims are being litigated in the courts. No treaties have yet been ratified under this process.

   In April 2000, the Nisga'a treaty between the governments of Canada and British Columbia and the Nisga'a Nation came into effect. The treaty is the first modern day treaty in British Columbia. The Nisga'a treaty includes provisions granting fee simple title to an area of Crown land (Treaty title lands), confirmation of non-exclusive aboriginal rights over an extended area, provisions for payment of compensation, and provisions for the establishment of a Nisga'a government. None of Homestake's operations or exploration properties are located in the area subject to the Nisga'a treaty.

   It is the stated policy of the British Columbia government that lands held in fee simple by third parties will not be affected by treaty negotiation and that the province will respect the terms of all existing legal interests in Crown lands and resources including leases and licenses. However, where there are legal interests in Crown lands which, under a treaty, become Treaty title lands, and where those legal interests have termination dates, subject to extensions or renewals, the province will likely decline to grant further extensions or renewals. For example, the Nisga'a treaty contemplates that future rights and interests within the Treaty title lands will be subject to negotiation with the Nisga'a government and to potential payment of fees, royalties or other charges to the Nisga'a government.

   Any confirmation by treaty of non-exclusive aboriginal rights on Crown land will mean the continuation of certain limitations and procedural requirements (such as consultation) on the disposition of Crown land and resources.

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

                             CAUTIONARY STATEMENTS

   This Report contains certain information relating to Homestake that is based on the beliefs of management, as well as assumptions made by and information currently available to management. Any statements made in this Report that are not historical in nature, including statements preceded by the words "anticipate," "believe," "estimate," "expect," "intend," "will" and similar expressions, as they relate to Homestake, are forward-looking statements (as such term is defined in the United States Private Securities Litigation Reform Act of 1995). Estimates of reserves, future production and future cash costs per ounce of gold production are also forward-looking statements.

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

   Changes in reserves over time generally reflect (i) efforts to develop additional reserves, (ii) depletion of existing reserves through production,
(iii) actual mining experience, (iv) continued testing and development of additional information, and (v) price and cost forecasts. Grades of ore actually processed may be different from the stated reserve grades because of geologic variations in different areas mined, mining dilution, losses in processing and other factors. Recovery rates vary with the metallurgical and other characteristics and grade of ore processed. Actual quality and other characteristics of ore deposits, gold and silver prices, and costs of production will vary from the assumptions used to develop reserve estimates. Such differences may be material.

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

Mineralized Material

   Mineralized material is gold-bearing material that has been physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation, but it has not demonstrated economic validity. While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material has established geologic continuity, but cannot be classified in the reserves category until final technical, economic and legal factors have been determined. The category of mineralized material includes measured and indicated material, but excludes material often referred to as inferred, or estimated on the basis of geologic inferences. Consistent with Homestake's normal procedures for estimating mineralized material, independent data verification has not been performed.

Estimates of Operating Costs and Capital Costs; Capital Projects

   Estimates of cash costs for mining operations are developed based on past experience, reserve and production estimates, anticipated mining and ground conditions, metallurgical recoveries, estimated costs of materials, supplies and utilities, exchange rates and other items. Estimates of amortization of noncash costs are based on total capital costs and reserve estimates and may change at least annually based on actual amounts of unamortized capital and changes in reserve estimates. If the carrying amount of a mining operation exceeds its fair value, an impairment loss is measured and recorded based on the fair value of the asset, which generally will be computed using the discounted expected future cash flows.

   Estimates for reclamation and environmental remediation costs are developed based on the Company's interpretation of existing and expected regulatory requirements, past reclamation experience, cost estimates provided by company employees and third parties and other factors. Estimates also reflect assumptions with respect to actions of government agencies, including exercise of discretion and the amount of time government agencies may take in completing processes required under applicable laws and regulations. As a result, final costs may vary significantly from estimates. Homestake periodically reevaluates reclamation cost estimates and reclamation reserves to take account of such factors.

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

   The Canadian statutory tax rate, including federal and provincial income tax and mining income tax is approximately 48%. In 2000, Ontario enacted legislation that will result in significant tax rate changes. Effective May 2000, the income tax rate on mining income in Ontario decreased from 13.5% to 12.5% and will be further reduced to 12% effective January 1, 2001. In addition, the provincial mining income tax rate will be reduced to 10% from the current rate of 20% ratably over five years. When fully effective, these changes will reduce the blended statutory rate to approximately 44%. The applicable United States tax rate for the Company currently is 21% (20% alternative minimum tax plus 1% state tax). In December 1999, the Australian government enacted certain significant changes to the structure of taxation in Australia. These changes included a reduction of the statutory rate from 36% to 34% for the fiscal year beginning July 1, 2000 and a further reduction to 30% for years thereafter. Further changes to the structure of taxation in Australia, the impacts of which currently are unknown, are expected to be enacted during 2001.

   Homestake's reported tax rate varies from the statutory rate because of certain differences between the tax laws and the accounting treatment of income and expenditures. For example, as a result of the acquisition of the minority interests in Prime, there was an increase in the basis of mining assets for financial reporting purposes that is not deductible for Canadian tax purposes. The problem is partially mitigated by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," under which the deferred tax purchase accounting adjustments are established at the time of purchase. In addition, some of Homestake's foreign exploration costs are expensed for accounting purposes but are not yet deductible for tax purposes. Therefore, the tax benefit related to those expenditures cannot be recognized until there is sufficient taxable income generated in the jurisdictions where such expenditures are incurred. Certain Canadian accounting expenses cannot be deducted in calculating the mining tax. Homestake also has limited ability to utilize foreign tax credits in calculating its United States income tax.

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

                                   CUSTOMERS

   Sales to individual customers exceeding 10% of Homestake's 2000 and 1999 consolidated revenues are stated below. Homestake believes that the loss of any of these customers would not have a material adverse impact on Homestake because of the active worldwide market for gold.

                                                                 2000     1999
                                                               -------- --------
                                                               ($ in thousands)
   Customer A................................................  $159,600 $142,000
            B................................................   115,700      --
            C................................................   113,900   99,000
            D................................................    58,200   96,000
            E................................................       --    77,800
            F................................................       --    76,700

                               CREDIT FACILITIES

   See note 13, "Long-term Debt," to the consolidated financial statements on beginning on page 46 of the 2000 Annual Report to Shareholders for details of the Company's credit facilities. Such information is hereby incorporated by reference.

                                   EMPLOYEES

   The number of full-time employees at December 31, 2000 of Homestake and its subsidiaries was:

     Plutonic mine........................................................   137
     Darlot mine..........................................................    64
     Lawlers mine.........................................................    67
     Eskay Creek mine.....................................................   114
     Nickel Plate mine....................................................    11
     Ruby Hill mine.......................................................    90
     McLaughlin mine......................................................    91
     Homestake mine(1)....................................................   322
     Agua de la Falda mine(1).............................................    48
     United States corporate staff and other..............................    72
     Australian exploration and corporate staff...........................    64
     Canada exploration and corporate staff...............................    19
     Argentina exploration and corporate staff............................    32
     United States exploration............................................    13
     Uranium..............................................................     7
     Chile exploration and corporate staff................................    22
                                                                           -----
       Total.............................................................. 1,173

--------
(1) Operations where a portion of the employees are represented by a labor union.

   The number of full-time employees (excluding contractors' employees) at December 31, 2000 in jointly owned operations in which Homestake participates was:

     Kalgoorlie Consolidated Gold Mines Pty Ltd(1)........................   407
     Hemlo operations.....................................................   792
     Round Mountain mine..................................................   652
     Marigold Mining Company..............................................   103
     Pinson Mining Company................................................     5
     Main Pass 299........................................................   177
                                                                           -----
       Total.............................................................. 2,136

--------
(1) Operations where a portion of the employees are represented by a labor union.

   Labor relations at all locations are believed to be good. At the Homestake mine, a five-year labor contract was signed in May 1998. A new three-year union contract at the David Bell mine was signed in April 1999.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of the Company, their ages at December 31, 2000, their business experience and principal occupations during the past five years and their business backgrounds are:

   Jack E. Thompson--Chairman since July 1998 and Chief Executive Officer since May 1996, age 50. He was President from August 1994 to April 1999. He was Chief Operating Officer from August 1994 until May 1996, and from August 1994 to June 1995, he was also Chairman of Prime. He was Executive Vice President, Canada of the Company and President of Prime from 1992 through August 1994. He also was President of North American Metals Corp. from 1988 until 1993. He is a mining engineer with over 30 years of experience in mining and mine management.

   Walter T. Segsworth--Director since February 2001 and President and Chief Operating Officer since April 1999, age 51. He was President and Chief Executive Officer of HCI and Vice President, Canada from April 1998 to March 1999 and was President and Chief Executive Officer of Prime from April 1998 through December 1998. Prior to joining Homestake, he was President, Chief Executive Officer and Director of Westmin Resources Limited in Vancouver until it was acquired in early 1998. Before joining Westmin in 1990, he was employed by Noranda Limited in a number of positions of increasing responsibility. He is a mining engineer with more than 29 years of professional experience.

   David W. Peat--Vice President, Finance and Chief Financial Officer since April 1999, age 48. He was Vice President and Controller from December 1995 to April 1999, and he was Controller of the Company from 1992 through November 1995. Prior to joining Homestake in 1992, he was Vice President, Controller for International Corona Corporation. He is a chartered accountant with over 24 years of accounting and finance experience.

   Michael L. Carroll--Vice President and Treasurer since July 1999, age 47. He was Treasurer from April 1997 to July 1999 and Director of Taxes from October 1991 to April 1997. Prior to joining Homestake in 1991, he was Assistant Vice President of Bond International Gold Inc. Before joining Bond, he was Director of Taxes for St. Joe Minerals Corporation. He has over 23 years of accounting, finance and tax experience.

   Lee A. Graber--Vice President, Corporate Development since 1983, age 53. From 1980 to 1983, he was Manager, Corporate Development and Planning. He has over 29 years of experience in finance and corporate development.

   Wayne Kirk--Vice President, General Counsel and Corporate Secretary since September 1992, age 57. He was a partner in Thelen, Marrin, Johnson & Bridges from 1976 to 1992. He has practiced law for 32 years.

   Gregory A. Lang--Vice President, Australian Operations since January 1999, age 45. He was Vice President, U.S. and International Operations from August 1998 to December 1998, Vice President, Development from March 1997 to August 1998, Vice President of Homestake International Minerals Limited from June 1996 until March 1997, General Manager, Project Development from January 1996 until June 1996 as well as General Manager of the Ruby Hill project from October 1994 through June 1996, and General Manager of the Nickel Plate mine from 1993 until October 1994. He joined Homestake in 1992 as Resident Manager of the Santa Fe mine, a position he had held with International Corona Corporation since 1988. He is a mining engineer with over 23 years of experience in mining and mine management.

   Igor Levental--Vice President, Investor Relations since August 1999, age
45. He was the Manager, Corporate Development from 1994 until August 1999. Prior to joining Homestake in 1994, he was Vice President, Investments and Investor Relations for International Corona Corporation. He has over 24 years of experience in engineering and investor relations.

   Donald W. T. Lewis--Vice President, Evaluations and Development since March 1997, age 43. He was Director, North American Exploration/Evaluations from January 1996 until March 1997. He joined Homestake in 1992 as Director, Project Generation. Prior to joining Homestake, he was Exploration Manager-- Western

Canada for International Corona Corporation from 1989 until 1992. He is a geologist with more than 21 years of professional experience.

   William F. Lindqvist--Vice President, Exploration since August 1995, age
58. He rejoined Homestake from Newcrest Mining Company, where he was Executive General Manager, Exploration. He was Vice President, Exploration at Homestake from 1990 through 1992. He is a geologist with more than 30 years of professional experience.

   Stephen A. Orr--Vice President, North American Operations since August 1999, age 45. He also is President and Chief Executive Officer of HCI. He was the Vice President, Investor Relations from August 1998 to July 1999, Vice President, U.S. Operations from December 1996 to August 1998, General Manager of the Homestake mine from January 1995 until December 1996, Operations Manager from 1993 to 1995 and Manager, Mine Engineering from 1992 to 1993. He was a Financial Analyst in the Corporate Finance Department from 1990 to 1992. He has been with Homestake since 1981 and has over 23 years of experience in mining and mine management.

   Mary T. Schuba--Vice President, Human Resources since April 1999, age 53. She was the Director, Human Resources from August 1995 to April 1999. She has been with Homestake since 1985 and has over 26 years of experience in personnel and employee relations.

   Harold F. Barnes--Vice President, Environmental, Health, Safety and Government Affairs since December 2000, age 58. He was the Director, Environmental, Health, Safety and Government Affairs from September 1992 to November 2000, and Corporate Manager, Health and Safety from 1980 to August 1992. Prior to joining Homestake, he was Assistant Director, Health, Safety and Environment for the Tennessee Valley Authority and has held various health and safety positions with the Boeing Corporation, RCA, Brown Root-Northrup and Arnold Research Organization. He is a Board Certified Safety and Health Professional and Registered Professional Engineer in California with over 35 years of experience in safety, health, environmental, and government relations.

   Dennis B. Goldstein--Vice President and Corporate Counsel since December 2000, age 55. He was Corporate Counsel and Manager of Land Services from 1992 to November 2000, Corporate Counsel from 1985 to 1992 and Assistant Counsel from 1976 to 1985. Prior to joining Homestake, he was a Deputy Attorney General for the State of California. He has practiced law for 29 years.

   Richard L. Jensen--Vice President, Tax since December 2000, age 48. From August 1997 to November 2000, he was Director of Taxes. Prior to joining Homestake, he was Director of Tax Compliance at Freeport-McMoRan Inc. from 1986 to July 1997 and Director of Taxation for Petro-Lewis Corporation from 1976 to 1986. He has 25 years of experience in domestic and international tax.

   No officer is related to any other officer by blood, marriage or adoption.

   Officers are elected to serve until the next annual meeting of the Board of Directors at which officers are elected or until their successors are chosen.

   No arrangement or understanding exists between any officer and any other person under which any officer was elected.

                              ITEM 2--PROPERTIES

   See Item 1--Business.

                           ITEM 3--LEGAL PROCEEDINGS

   Certain environmental proceedings in which Homestake or its subsidiaries are or may become parties are discussed under the caption "ENVIRONMENTAL MATTERS."

   In October 1997, HCI and Prime entered into an agreement with Inmet Mining Corporation ("Inmet") to purchase the Troilus mine in Quebec for $110 million plus working capital. In December 1997, HCI and Prime terminated the agreement after determining that, on the basis of due diligence studies, conditions to closing the arrangement would not be satisfied. On February 23, 1998, Inmet filed suit against Prime and HCI in the British Columbia Supreme Court, disputing the termination of the agreement, and alleging that Prime and HCI had breached the agreement. Inmet seeks specific performance or, in the alternative, equitable damages. Homestake believes that the agreement with Inmet was terminated properly and that the action by Inmet is without merit. Trial of this action commenced in February 2001 and is ongoing. Homestake is vigorously defending this action.

   Homestake and its subsidiaries are defendants in various legal actions in the ordinary course of business. In the opinion of management, such matters will be resolved without material adverse effect on the Homestake's financial condition, results of operations or cash flow.

          ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                    PART II

   ITEM 5--MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                                    MATTERS

a. The common stock of Homestake Mining Company is listed and traded principally on the New York Stock Exchange under the symbol "HM." It is also listed and traded in Switzerland on the Basel, Geneva and Zurich Stock Exchanges under the same symbol and on the Australian Stock Exchange under the symbol HSM. HCI Exchangeable Shares are listed and traded in Canada on the Toronto Stock Exchange under the symbol "HCX".

b. The number of holders of common stock of record as of March 6, 2001 was 18,713. The number of holders of HCI Exchangeable Shares of record as of March 6, 2001 was 1,460.

c. Information about the range of sales prices for the common stock and the frequency and amount of dividends declared during the past two years appears in the tables on page 58 in the Company's 2000 Annual Report to Shareholders. The tables setting forth sales prices and dividends are hereby incorporated by reference. Information about certain restrictive covenants under the Company's line of credit appears in note 13 entitled "Long-term Debt" beginning on page 46 in the Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Shareholders. Such information is hereby incorporated by reference.

d. Reference is hereby made to the note 17 entitled "Shareholders' Equity" on page 50 in the Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Shareholders. Such information is hereby incorporated by reference.

e. The Registrant did not sell any securities during 2000 that were not registered under the Securities Act of 1933 except as follows:

  (i)Acquisition of Case's 25% interest in the Round Mountain mine. On July 14, 2000 Homestake acquired the outstanding capital stock of Bargold Corporation ("Bargold") from Case, Pomeroy & Company, Inc., for $42.6 million, consisting of 2.6 million shares of Homestake Common Stock, $1.00 par value (the "Shares"), and $25.9 million in cash. Bargold's sole asset is its 25% interest in the Round Mountain mine located in Nevada. As a result of the acquisition, Homestake now owns 50% of the Round Mountain mine interests. The Shares were issued in reliance on the exemption for non-public offerings provided by Section 4(2) of the Securities Act of 1933, as amended.

  Homestake subsequently filed a registration statement providing for the resale of the Shares (File No. 333-41434), which was declared effective by the Securities and Exchange Commission on August 4, 2000.

                        ITEM 6--SELECTED FINANCIAL DATA

   A summary of selected consolidated financial data of the Company and its subsidiaries for the five-year periods ended December 31, 2000 appears on page 58 in the Company's 2000 Annual Report to Shareholders. The summary of selected consolidated financial data is hereby incorporated by reference.

                ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's discussion and analysis of financial condition and results of operations covering the three year periods ended December 31, 2000 appears on pages 24 through 32 in the Company's 2000 Annual Report to Shareholders and is hereby incorporated by reference.

                      ITEM 7(a)--MARKET RISK DISCLOSURES

   See notes 2 and 19 to the consolidated financial statements at December 31, 2000 for additional information regarding the Company's precious metals and foreign currency hedging programs and the adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." Such information is hereby incorporated by reference.

Gold and Silver Risk Disclosures

   The results of the Company's operations are affected significantly by the market price of gold. Gold prices are influenced by numerous factors over which the Company has no control, including expectations with respect to the rate of inflation, the relative strength of the United States dollar and certain other currencies, interest rates, global or regional political or economic crises, demand for gold for jewelry and industrial products, and sales by holders and producers of gold in response to these factors. Homestake's precious metals risk management policy provides for the use of forward sales contracts to hedge up to 30% of each of the following ten year's expected annual gold production, and up to 30% of each of the following five year's expected annual silver production, at prices in excess of certain targeted prices. The policy also provides for the use of combinations of put and call option contracts to establish minimum floor prices. Homestake does not hold or issue financial instruments or derivative financial instruments for trading purposes or to create hedge positions in excess of forecast identifiable exposures.

   At December 31, 2000 the Company's gold hedging contracts, used to reduce exposure to precious metal prices, consisted entirely of forward sales contracts. The Company intends to physically deliver metals in accordance with the terms of these forward sales contracts.

   At December 31, 2000 the Company had gold forward sales contracts outstanding as follows:

                                                                                      Fair
                                                                                      Value
                                Expected Maturity or Transaction Date        Total    (US$
                          -------------------------------------------------   or    millions)
                           2001    2002    2003    2004    2005  Thereafter Average    (2)
                          ------- ------- ------- ------- ------ ---------- ------- ---------
US $ denominated
 contracts:
  Ounces................   10,000  10,000     --      --  90,000  559,200   669,200   $14.8
  Average price
   ($ per oz.)..........  $   400 $   403     --      --  $  400  $   418   $   415
Australian $ denominated
 contracts: (1)                                                                        12.2
  Ounces................  300,000 264,800 144,800 228,800 26,000      --    964,400
  Average price
   (US$ per oz.)........  $   290 $   306 $   317 $   331 $  294      --    $   308

--------
(1) Expressed in US dollars at an exchange rate of A$ = US$0.5588.

(2) Fair values are based on market quotations for similar financial instruments.

   During 2000, the Company closed out and financially settled its then-remaining US dollar-denominated silver forward sales contracts covering 3.6 million ounces maturing in 2000 and 2001 and US and Australian dollar denominated option contracts covering 884,000 ounces of gold expiring in 2001 through 2004. The pretax gains of $4.2 million realized as a result of these transactions have been deferred and are being recorded in income as the originally designated production is sold.

Foreign Currency Risk Disclosures

   Significant portions of the Company's operations are located in Australia and Canada. The Company's profitability is impacted by fluctuations in those countries' currency exchange rates relative to the United States dollar. Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts to minimize the effects of a strengthening of either the Canadian or Australian currencies in relation to the United States dollar. In July 2000, the Company discontinued its foreign currency protection program. Option contracts outstanding at December 31, 2000 are expected to remain in place until maturity.

   At December 31, 2000 the Company had Canadian and Australian foreign currency option contracts outstanding as follows:

                                     Expected Maturity or Transaction Date
                                     --------------------------------------------
                                                         Total or       Fair
                                      2001      2002      Average     Value (4)
                                     --------- --------- ----------  ------------
(US$ in millions)
Canadian $ / US $ option contracts:
  US $ covered.....................  $    66.1           $     66.1    $    (0.1)
    Written puts, average exchange
     rate (1)......................       0.69                 0.69
  US $ covered.....................  $    62.1           $     62.1
    Purchased calls, average
     exchange rate (2).............       0.66                 0.66
  US $ covered.....................  $    38.3           $     38.3
    Purchased puts, average
     exchange rate (3).............       0.65                 0.65
Australian $ / US $ option
 contracts:
  US $ covered.....................  $    96.8 $    33.0 $    129.8         (4.1)
    Written puts, average exchange
     rate (1)......................       0.66      0.68       0.66
  US $ covered.....................  $    96.8 $    33.0 $    129.8
    Purchased calls, average
     exchange rate (2).............       0.65      0.68       0.66
  US $ covered.....................  $    85.8 $    33.0 $    118.8
    Purchased puts, average
     exchange rate (3).............       0.63      0.65       0.64

--------
(1) Assuming exercise by the counter-party at the expiration date, the Company would exchange US dollars for Canadian or Australian dollars at the put exchange rate if the spot exchange was below the put exchange rate.

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

   At December 31, 2000 the Company had borrowings outstanding under its cross-border credit facility ("Credit Facility") of $148.9 million. Interest on these borrowings is payable quarterly, based upon the Bankers' Acceptance Discount Rate plus a stamping fee. At December 31, 2000 and 1999 this rate was 6.95% and 6.17% respectively. If this rate had been 1% higher during 2000, the Company's interest expense would have increased by $1.5 million. Conversely, if this rate had been 1% lower during 2000, the Company's interest expense would have decreased by $1.6 million.

   The Company does not require or place collateral for its foreign currency and precious metals hedging derivatives. However, the Company minimizes its credit risk by dealing with only major international banks and financial institutions.

Other Financial Instrument Risk Disclosures

   The carrying values of the Company's long-term debt and other financial instruments approximated their estimated fair values at December 31, 2000 (see notes 13 and 16 to the consolidated financial statements at December 31,
2000). The fair value of borrowings under the pollution control bonds and the Company's Credit Facility have been estimated to approximate their carrying values as these instruments bear interest at prevailing market rates. The Canadian dollar-denominated borrowings under the Credit Facility are held by the Company's Canadian subsidiaries whose functional currency is the Canadian dollar. Therefore the reported liability balance, as expressed in the US dollar reporting currency of Homestake, will fluctuate as the Canadian to US dollar exchange rate changes.

              ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's 2000 Annual Report to Shareholders includes the Company's consolidated balance sheets as of December 31, 2000 and 1999 and related statements of consolidated operations, consolidated shareholders' equity, consolidated cash flows and consolidated comprehensive income (loss) for each of the three years in the period ended December 31, 2000 and the independent accountants' report thereon, and certain supplementary financial information. The following are hereby incorporated by reference from the Company's 2000 Annual Report to Shareholders at the pages indicated:

  Statements of Consolidated Operations (page 34)
  Consolidated Balance Sheets (page 35)
  Statements of Consolidated Shareholders' Equity (page 36)
  Statements of Consolidated Cash Flows (page 37)
  Statements of Consolidated Comprehensive Income (Loss) (page 38) Notes to Consolidated Financial Statements (pages 39-55)
  Report of Independent Accountants (page 56)
  Quarterly Selected Data (page 57)

    ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE

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

   The information contained in the proxy statement relating to directors, executive compensation, security ownership and certain relationships (other than the performance graph, the Compensation Committee report and the Audit Committee report contained therein) is hereby incorporated by reference.

                                    PART IV

  ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORMS 8-K

(a)1. Financial Statements:

   Refer to Part II, Item 8.

   2. Financial Statement Schedules:

   All schedules have been omitted since they either are not required or because the required information is included in the financial statements or related notes.

   3. Exhibits:

  3.1 Restated Certificate of Incorporation of Homestake Mining Company
       (incorporated by reference to Exhibit 3.6 to the Registrant's Form 8-K
       Report dated December 10, 1998.)

  3.2 Bylaws (as amended through April 28, 2000) of Homestake Mining Company
       (incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-Q
       Report for the quarterly period ended March 31, 2000.)

  3.3 Homestake Canada Inc. Exchangeable Share Provisions (incorporated by reference to Appendix D to the Registrant's Proxy Statement dated as of October 20, 1998).

  3.4 Voting, Support and Exchange Trust Agreement in respect of Homestake
       Canada Inc. Exchangeable Shares (incorporated by reference to Appendix E to the Registrant's Proxy Statement dated as of October 20, 1998).

  3.5 Rights Agreement dated October 16, 1987 (incorporated by reference to
       Exhibit 1 to the Registrant's Registration Statement on Form 8-A Report dated October 16, 1987).

  3.6 Amendment No. 1 dated as of October 15, 1997 to the Rights Agreement dated as of October 16, 1987 (incorporated by reference to Exhibit 4 to the Registrant's Form 8-A/A Report filed on October 16, 1997).

  3.7 Amendment No. 2 dated as of December 3, 1998 to the Rights Agreement dated as of October 16, 1987 (incorporated by reference to Exhibit 6 to the Registrant's Form 8-A/A Report filed on December 4, 1998).

  3.8 Rights Agreement dated as of December 3, 1998, between Homestake Canada
       Inc., Homestake Mining Company and Computershare Trust Company of Canada as Rights Agent (incorporated by reference to Exhibit 5 to the Registrant's Form 8-A/A Report filed on December 4, 1998).

 10.1 Credit Agreement dated as of July 24, 1998 between the Registrant, the
       Lenders, The Chase Manhattan Bank of Canada as Canadian Administrative
       Agent for Lenders, Chase Securities Australia Limited, as Australian
       Administrative Agent for Lenders, Chase Securities Inc., as Arranger,
       The Chase Manhattan Bank, as Administrative Agent for Lenders, and
       Deutsche Bank A.G., as Documentation Agent for Lenders (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q Report for the quarterly period ended June 30, 1998).

 10.2 First Amendment and Waiver to Credit Agreement dated as of September 14,
       1998 among the Registrant, the Lenders, Deutsche Bank A.G. as
       Documentation Agent, The Chase Manhattan Bank of Canada as Canadian
       Administrative Agent, Chase Securities Australia Limited, as Australian
       Administrative Agent, Chase Securities Inc., as Arranger, and The Chase
       Manhattan Bank, as Administrative Agent (incorporated by reference to
       Exhibit 10.2 to the Registrant's Form 10-Q Report for the quarterly period ended September 30, 1998).

 10.3 Second Amendment, dated as of October 16, 1998, to Credit Agreement among the Registrant, the Lenders, Deutsche Bank A.G., as Documentation Agent,
       The Chase Manhattan Bank of Canada as Canadian Administrative Agent,
       Chase Securities Australia Limited, as Australian Administrative Agent,
       Chase Securities Inc., as Arranger, and The Chase Manhattan Bank, as
       Administrative Agent (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q Report for the quarterly period ended September
       30, 1998).

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

 10.5* Deferred Compensation Plan of Homestake Mining Company effective October
        1, 1995 (incorporated by reference to Exhibit 10.3 to the Registrant's
        Form 10-K Report for the year ended December 31, 1995).

 10.6* Supplemental Retirement Plan of Homestake Mining Company, amended and restated effective as of January 1, 1990 (including November 29, 1990 modification) (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K Report for the year ended December 31, 1995).

 10.7* Master Trust under the Homestake Mining Company Deferred Compensation
        Plans as of December 5, 1995 (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-K Report for the year ended December 31,
        1995).

 10.8* Retirement plan for outside directors of the Registrant dated as of July
        21, 1994 (incorporated by reference to Exhibit 10.2 to the Registrant's
        Form 8-K Report dated March 20, 1995).

 10.9  Combination Implementation Agreement dated December 22, 1997 between
        Homestake Mining Company and Plutonic Resources Limited (incorporated by reference to Appendix A to the Registrant's Preliminary Proxy
        Statement dated January 26, 1998 and as amended March 11, 1998).

 10.10 Arrangement Agreement dated as of September 28, 1998 among Prime
        Resources Group Inc., Homestake Canada Inc., Homestake Canada Holdings
        Company and Homestake Mining Company (incorporated by reference to
        Appendix b to the Registrant's Proxy Statement dated as of October 20,
        1998).

 10.11 Agreement dated October 9, 1991 between the Registrant and Chevron
        Minerals Ltd. (incorporated by reference to Exhibit 10(b) to the Registrant's Form 10-K Report for the year ended December 31, 1991).

 10.12 Guarantee dated December 18, 1991 between the Registrant and Chevron
        Minerals Ltd. (incorporated by reference to Exhibit 10(c) to the Registrant's Form 10-K Report for the year ended December 31, 1991).

 10.13 Agreement dated May 4, 1990 for the sale of the Registrant's 42.5% partnership interest in The Doe Run Company (incorporated by reference to Exhibit 28(a) to the Registrant's Form 8-K Report dated May 18,
        1990).

 10.14 Purchase and sale agreement dated January 15, 1989 between the Registrant's subsidiary, Homestake Gold of Australia Limited, and North
        Kalgoorlie Mines Limited (and Group Companies) and Kalgoorlie Lake View
        Pty. Ltd. (incorporated by reference to Exhibit 10(g) to the Registrant's Form 10-K Report for the year ended December 31, 1989).

 10.15 Agreement Amending Joint Venture Agreement made 19 June 1996 between
        Homestake Gold of Australia Limited, North Kalgoorlie Mines Pty Ltd.
        and Kalgoorlie Consolidated Gold Mines Pty Ltd. (incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K Report for the year ended December 31, 1996).

 10.16 Joint Operating Agreement dated May 1, 1988 between Freeport-McMoRan
        Resources Partners, IMC Fertilizer, Inc. and Felmont Oil Corporation (a subsidiary of Registrant, now named Homestake Sulphur Company) relating to the Main Pass Block 299 sulfur project (incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K Report for the year ended
        December 31, 1992).

 10.17 Amendment No. 1 dated July 1, 1993 to Joint Operating Agreement between
        Freeport McMoRan Resources Partners, IMC Fertilizer, Inc. and Homestake
        Sulphur Company (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K Report for the year ended December 31, 1993).

 10.18 Amendment No. 2 dated November 30, 1993 to Joint Operating Agreement between Freeport McMoRan Resources Partners, IMC Fertilizer, Inc. and
         Homestake Sulphur Company (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K Report for the year ended December 31,
         1993).

 10.19  Letter dated June 17, 1996, amending Amendment No. 1 to Joint Operating
         Agreement between Freeport McMoRan Resource Partners, IMC Fertilizer
         Inc. and Homestake Sulphur Company (incorporated by reference to
         Exhibit 10.18 to the Registrant's Form 10-K Report for the year ended
         December 31, 1996).

 10.20  Amended and Restated Project Agreement (David Bell Mine) dated as of
         April 1, 1986 among Teck Corporation, International Corona Resources
         Ltd. (a subsidiary of International Corona Corporation, now Homestake
         Canada Inc. and a subsidiary of Registrant), Teck-Hemlo Inc., Corona-
         Hemlo Inc. (a subsidiary of International Corona Corporation, now
         Homestake Canada Inc. and a subsidiary of Registrant) (incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K Report for the year ended December 31, 1992).

 10.21  Amended and Restated Operating Agreement (David Bell Mine) among Teck
         Corporation, International Corona Resources Ltd. (a subsidiary of
         International Corona Corporation, now Homestake Canada Inc. and a subsidiary of Registrant), Teck Mining Group Limited, Teck-Corona
         Operating Corporation, Teck-Hemlo Inc. and Corona-Hemlo Inc. (a subsidiary of International Corona Corporation, now Homestake Canada
         Inc. and a subsidiary of Registrant) (incorporated by reference to
         Exhibit 10.18 to the Registrant's Form 10-K Report for the year ended
         December 31, 1992).

 10.22  Project Agreement (Williams Mine) dated August 11, 1989 among Teck
         Corporation, Corona Corporation (now Homestake Canada Inc. and a subsidiary of Registrant) and Williams Operating Corporation
         (incorporated by reference to Exhibit 10.19 to the Registrant's Form
         10-K Report for the year ended December 31, 1992).

 10.23  Operating Agreement (Williams Mine) dated August 11, 1989 among Teck
         Corporation, Corona Corporation (now Homestake Canada Inc. and a subsidiary of Registrant), Teck Mining Group Limited and Williams
         Operating Corporation (incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K Report for the year ended December 31,
         1992).

 10.24  Shareholders' Agreement dated August 11, 1989 among Corona Corporation
         (now Homestake Canada Inc. and a subsidiary of Registrant), Teck
         Corporation and Williams Operating Corporation (incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K Report for the year ended December 31, 1992).

 10.25* Share Incentive Plan effective July 1, 1988 of International Corona
         Corporation (now Homestake Canada Inc. and subsidiary of Registrant), as amended October 22, 1991 (incorporated by reference to Exhibit
         10.32 to the Registrant's Form 10-K Report for the year ended December
         31, 1992).

 10.26* Employees' Stock Option and Share Rights Plan--1988 (incorporated by reference to Exhibit 10(n) to the Registrant's Form 10-K Report for the year ended December 31, 1987).

 10.27* Amended Homestake Mining Company Stock Option and Share Rights Plan--
         1996 ("1996 Plan") (incorporated by reference to Exhibit A to the
         Registrant's Proxy Statement for the 2000 Annual Meeting of
         Shareholders).

 10.28* Form of Stock Option Agreement under the 1996 Plan (incorporated by reference to Exhibit 10.36 to the Registrant's Form 10-K Report for the year ended December 31, 1998).

 10.29* Form of Performance Based Share Agreement under the 1996 Plan
         (incorporated by reference to Exhibit 10.37 to the Registrant's Form
         10-K Report for the year ended December 31, 1998).

 10.30* Form of Bonus Share Agreement under the 1996 Plan (incorporated by reference to Exhibit 10.38 to the Registrant's Form 10-K Report for the year ended December 31, 1998).

 10.31* Form of Matching Stock Agreement under the 1996 Plan (incorporated by reference to Exhibit 10.39 to the Registrant's Form 10-K Report for the year ended December 31, 1998).

 10.32* 1998 Outside Directors' Stock Compensation Plan (effective as of
         January 1, 2000).

 10.33* Amended 1999 Executive Supplemental Retirement Plan of Homestake Mining
         Company, Effective April 1, 1999, amended as of September 1, 1999
         (incorporated by reference to Exhibit 10.42 to the Registrant's Form
         8-K Report dated January 18, 2000).

 10.34* 1999 Change of Control Severance Plan of Homestake Mining (alternative
         I, applicable to persons who became participants in the Change of Control Severance Plan prior to May, 1998) (incorporated by reference to Exhibit 10.43 to the Registrant's Form 8-K Report dated January 18,
         2000).

 10.35* 1999 Change of Control Severance Plan of Homestake Mining Company
         (alternative II, applicable to persons who became participants in the Change of Control Severance Plan after May, 1998) (incorporated by reference to Exhibit 10.44 to the Registrant's Form 8-K Report dated
         January 18, 2000).

 10.36* First Amendment to the Retirement Plan for Outside Directors of
         Homestake Mining Company, dated as of January 6, 2000 (incorporated by reference to Exhibit 10.45 to the Registrant's Form 8-K Report dated
         January 18, 2000).

 10.37* Amended Form of Stock Option Agreement under the 1996 Plan
         (incorporated by reference to Exhibit 10.46 to the Registrant's Form
         8-K Report dated January 18, 2000).

 10.38* Amended Form of Performance Based Share Agreement under the 1996 Plan--
         1997 Grants (incorporated by reference to Exhibit 10.47 to the Registrant's Form 8-K Report dated January 18, 2000).

 10.39* Amended Form of Performance Based Share Agreement under the 1996 Plan--
         1998 Grants (incorporated by reference to Exhibit 10.48 to the Registrant's Form 8-K Report dated January 18, 2000).

 10.40* Amended Form of Performance Based Share Agreement under the 1996 Plan--
         1999 Grants (incorporated by reference to Exhibit 10.49 to the Registrant's Form 8-K Report dated January 18, 2000).

 10.41* Amended Form of Bonus Stock Program Agreement under the 1996 Plan
         (incorporated by reference to Exhibit 10.50 to the Registrant's Form
         8-K Report dated January 18, 2000).

 10.42* Amended Form of Matching Stock Agreement under the 1996 Plan
         (incorporated by reference to Exhibit 10.51 to the Registrant's Form
         8-K Report dated January 18, 2000).

 13     Specified Sections from the Company's 2000 Annual Report to
         Shareholders that are incorporated herein by reference

 21     Subsidiaries of the Registrant.

 23     Consent of PricewaterhouseCoopers LLP, Independent Accountants.

--------
* Compensatory plan or management contract.

(b) Reports Filed on Form 8-K.

   No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HOMESTAKE MINING COMPANY

                                             /s/ Jack E. Thompson
Date March 29, 2001                       By: _________________________________
                                            Jack E. Thompson
                                            Chairman and Chief Executive
                                           Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                         Capacity                 Date
             ---------                         --------                 ----


/s/ David W. Peat                    Vice President, Finance and   March 29, 2001
____________________________________  Chief Financial Officer
David W. Peat                         (Principal Accounting and
                                      Financial Officer)


/s/ Jack E. Thompson                 Chairman, Chief Executive     March 29, 2001
____________________________________  Officer and Director
Jack E. Thompson


/s/ Gerhard Ammann                   Director                      March 29, 2001
____________________________________
Gerhard Ammann


/s/ M. Norman Anderson               Director                      March 29, 2001
____________________________________
M. Norman Anderson


/s/ Robert H. Clark, Jr.             Director                      March 29, 2001
____________________________________
Robert H. Clark, Jr.


/s/ John Neerhout, Jr.               Director                      March 29, 2001
____________________________________
John Neerhout, Jr.


/s/ Peter J. Neff                    Director                      March 29, 2001
____________________________________
Peter J. Neff


/s/ Thomas J. O'Neil                 Director                      March 29, 2001
____________________________________
Thomas J. O'Neil


/s/ Carol A. Rae                     Director                      March 29, 2001
____________________________________
Carol A. Rae

                   (Signatures continued on following page.)

             Signature                         Capacity                 Date
             ---------                         --------                 ----


/s/ Walter T. Segsworth              President, Chief Operating    March 29, 2001
____________________________________  Officer and Director
Walter T. Segsworth


/s/ Jeffrey L. Zelms                 Director                      March 29, 2001
____________________________________
Jeffrey L. Zelms