Form 10-Q
period 2001-03-31
HOMESTAKE MINING CO /DE/
filed 2001-05-15
CIK 743872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File Number 1-8736

HOMESTAKE MINING COMPANY

A Delaware Corporation
IRS Employer Identification No. 94-2934609

1600 Riviera Avenue, Suite 200
Walnut Creek, California 94596-3568
Telephone: (925) 817-1300
http://www.homestake.com

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒      No  ☐

          The number of shares of common stock outstanding as of April 30, 2001 was 263,307,488.*

*	Includes 3,258,935 Homestake Canada Inc. exchangeable shares that may be exchanged at any time for Homestake common stock on a one-for-one basis.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

A.  Condensed Statements of Consolidated Operations (unaudited)

	Three Months Ended March 31,
	2001	2000
	(in thousands, except per share amounts)
Revenues
Gold and ore sales	$165,456	$165,525
Interest income	3,299	5,089
Other loss (note 2)	(9,037)	(12,421)

	159,718	158,193

Costs and Expenses
Production costs	119,944	108,525
Depreciation, depletion and amortization	35,160	35,506
Administrative and general expense	11,381	11,121
Exploration expense	6,021	10,049
Interest expense	2,828	4,445
Other expense	312	899

	175,646	170,545

Loss Before Taxes and Minority Interests	(15,928)	(12,352)
Income Taxes	3,309	(2,666)
Minority Interests	625	155

Loss From Continuing Operations	(11,994)	(14,863)
Loss From Discontinued Operations
(net of tax benefit, 2001—$nil, 2000—$60)	—	(1,459)

Net Loss	$ (11,994)	$ (16,322)

Per Share Amounts—Basic and Diluted:
Loss from continuing operations	$ (0.05)	$ (0.05)
Loss from discontinued operations	—	(0.01)

Net Loss Per Share	$ (0.05)	$ (0.06)

Average Shares Used in the Computation	263,273	260,339

Dividends paid per Common Share	$ —	$ —

The accompanying notes are an integral part of these condensed consolidated financial statements.

B.  Condensed Consolidated Balance Sheets

	(unaudited) March 31, 2001	December 31, 2000
ASSETS	(in thousands, except per share amounts)
Current Assets
Cash and equivalents	$ 187,238	$ 193,422
Short-term investments	6,262	6,237
Receivables	40,787	38,848
Inventories (note 4)	81,815	87,762
Deferred income taxes	11,200	4,021
Other	1,261	1,915

Total current assets	328,563	332,205

Property, Plant and Equipment, net	901,132	987,812
Investments and Other Assets
Noncurrent investments	13,835	8,664
Other assets	94,004	90,694

Total investments and other assets	107,839	99,358

Total Assets	$1,337,534	$1,419,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$ 26,916	$ 37,779
Accrued liabilities	96,295	91,080
Income and other taxes payable	5,843	9,050
Current portion of deferred gain on close-out of forward sales contracts (note 6)	—	12,869
Current portion of long-term debt and capital leases	2,489	2,822

Total current liabilities	131,543	153,600

Long-term Liabilities
Long-term debt and capital leases (note 5)	214,810	224,616
Other long-term obligations	225,026	217,786

Total long-term liabilities	439,836	442,402

Deferred Gain on Close-out of Forward Sales Contracts (note 6)	—	22,223
Deferred Income Taxes	173,945	181,961
Minority Interests in Consolidated Subsidiaries	9,595	10,375
Shareholders’ Equity
Capital stock, $1 par value per preferred and common share:
Authorized—Preferred: 10,000 shares; no shares outstanding
—Common: 450,000 shares
Outstanding—HCI exchangeable shares: 2001—3,277; 2000—3,375	260,013	259,846
—Common: 2001—260,013; 2000—259,846
Additional paid-in capital	938,926	937,463
Deficit	(505,280)	(493,286)
Accumulated other comprehensive loss	(111,044)	(95,209)

Total shareholders’ equity	582,615	608,814

Total Liabilities and Shareholders’ Equity	$1,337,534	$1,419,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

C.  Condensed Statements of Consolidated Cash Flows (unaudited)

	Three Months Ended March 31,
	2001	2000
	(in thousands)
Operating Activities
Loss from continuing operations	$ (11,994)	$ (14,863)
Reconciliation to net cash provided by operations:
Depreciation, depletion and amortization	35,160	35,506
Gain (loss) on investment sales and asset disposals	(2,864)	263
Deferred taxes, minority interests and other	2,805	(3,796)
Effect of changes in operating working capital items	(9,501)	20,480

Net cash provided by continuing operations	13,606	37,590
Net cash provided by discontinued operations	928	408

Net cash provided by operating activities	14,534	37,998

Investment Activities
Decrease (increase) in investments	(25)	108,214
Additions to property, plant and equipment	(24,704)	(16,410)
Proceeds from sale-leaseback of equipment	—	4,755
Proceeds from investment and asset sales	7,923	167
Decrease (increase) in restricted cash	(3,099)	1,789

Net cash provided by (used in) investment activities	(19,905)	98,515

Financing Activities
Borrowings	821	—
Debt repayments	(624)	(977)

Net cash provided by (used in) financing activities	197	(977)

Effect of Exchange Rate Changes on Cash and Equivalents	(1,010)	(1,745)

Net Increase (Decrease) in Cash and Equivalents	(6,184)	133,791
Cash and Equivalents, January 1	193,422	130,273

Cash and Equivalents, March 31	$187,238	$264,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. General Information

          The condensed consolidated financial statements include Homestake Mining Company and its majority owned subsidiaries, and their undivided interests in joint ventures (collectively, “Homestake” or the “Company”) after elimination of intercompany amounts.

          The information furnished in this report reflects all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, in the Company’s Annual Report, which is incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

          All amounts are in United States dollars unless otherwise indicated.

2. Other Loss

	Three Months Ended March 31,
	2001	2000
	(in thousands)
Foreign currency contract losses	$ (2,815)	$ (8,159)
Foreign currency exchange losses on intercompany loans and other	(12,705)	(5,876)
Oil sales	503	1,131
Gains (losses) on investments and asset disposals	2,865	(937)
Royalty income	623	1,289
Pension plan curtailment and settlement gains	1,715	—
Other	777	131

	$ (9,037)	$(12,421)

          In the 2001 first quarter, Homestake recorded a non-recurring gain of $2.4 million related to the sale of mining information in conjunction with an agreement to sublease its Just-in-Case property in Western Australia for a ten-year period. Homestake received a payment of $2.4 million (A$5.0 million) for the sale of the mining information, and subject to receiving government approvals, will receive lease payments of $3.6 million (A$7.5 million) and $6.0 million (A$12.5 million) no later than December 31, 2006 and December 31, 2008, respectively. Accordingly, lease revenue of $9.6 million (A$20.0 million) will be accrued over the ten-year lease term. Homestake will also receive a 3.5% net smelter return royalty (NSR) on all production from the Just-in-Case sublease, and in addition, is entitled to a payment of up to $6.3 million (A$13.0 million) in the event that production from the sublease does not reach a specified cumulative level by contracted dates. This payment is creditable against the NSR.

3. Comprehensive Loss

	Three Months Ended March 31,
	2001	2000
	(in thousands)
Net Loss	$(11,994)	$(16,322)
Other Comprehensive Income (Loss)
Changes in unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(2,520)	1,061
Less: Reclassification adjustments for gains (losses) included in net
loss	208	(689)
Income taxes	1	(477)

	(2,727)	1,273

Foreign currency translation adjustments (before and after tax)	(45,078)	(20,533)

SFAS 133 transition adjustment (note 6)	35,092	—
Reclassification adjustments for deferred gains on close-out of forward sales
contracts included in net loss	(3,253)	—
Income taxes	131	—

	31,970	—

Other Comprehensive Loss	(15,835)	(19,260)

Comprehensive Loss	$(27,829)	$(35,582)

4. Inventories

	March 31, 2001	December 31, 2000
	(in thousands)
Finished products	$26,136	$28,327
Ore and in process	35,679	37,955
Supplies	20,000	21,480

	$81,815	$87,762

5. Long-term Debt and Capital Leases

	March 31, 2001	December 31, 2000
	(in thousands)
Cross-border credit facility (due 2003)	$142,439	$148,941
Pollution control bonds:
Lawrence County, South Dakota (due 2032)	38,000	38,000
State of California (due 2004)	17,000	17,000
Capital leases	19,860	23,497

	217,299	227,438
Less: current portion of capital leases	2,489	2,822

	$214,810	$224,616

6. Derivative Financial Instruments

          The Company uses derivative financial instruments as part of an overall risk-management strategy. These instruments are used as a means of hedging exposure to precious metals prices and foreign currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes.

           Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” (“SFAS 133”), as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS 138”). The adoption of SFAS 133, as amended by SFAS 138, had no impact on the Company’s results for the period. However, gains of $35 million relating to gold and silver hedging contracts previously closed out, have been reclassified on adoption from deferred gains to accumulated other comprehensive loss.

          SFAS 133 requires that derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the fair value of derivatives in each period are to be accounted for either in current earnings or other comprehensive income depending on the use of the derivatives and whether they are designated as, and qualify for, hedge accounting.

          The Company uses combinations of put and call options to hedge its exposure to foreign currency exchange rates. In accordance with SFAS 133, the Company has elected not to designate its foreign currency options as hedges and, accordingly, gains and losses resulting from changes in the fair value of these contracts will continue to be recorded in earnings each period.

          At January 1, 2001 and March 31, 2001, the Company’s hedging contracts used to reduce exposure to precious metal prices, consisted entirely of forward sales contracts. The Company settles these contracts through the physical delivery of production from its operations at the contract settlement dates. Therefore, the forward sales contracts meet the criteria for the normal purchases and normal sales exemption of SFAS 133, as amended by SFAS 138. Accordingly, recognition of the forward sales contracts will continue to be deferred until settlement.

Foreign Currency Contracts

          Under the Company’s foreign currency protection program, the Company has entered into a series of foreign currency option contracts to minimize the effects of a strengthening of either the Canadian or Australian currencies in relation to the United States dollar. In July 2000, the Company discontinued its foreign currency protection program. Contracts outstanding at March 31, 2001, are expected to remain in place until maturity.

          At March 31, 2001, the Company had foreign exchange currency option contracts outstanding as follows:

	Expected Maturity or Transaction Date
	2001	2002	Total or Average
	(US $ in millions, except exchange rate amounts)
Canadian $ / US $ option contracts:
US $ covered	$43.6	—	$43.6
Written puts, average exchange rate (1)	0.68	—	0.68
US $ covered	$39.6	—	$39.6
Purchased calls, average exchange rate (2)	0.65	—	0.65
US $ covered	$16.5	—	$16.5
Purchased puts, average exchange rate (3)	0.65	—	0.65

Australian $ / US $ option contracts:
US $ covered	$66.2	$33.0	$99.2
Written puts, average exchange rate (1)	0.66	0.68	0.67
US $ covered	$66.2	$33.0	$99.2
Purchased calls, average exchange rate (2)	0.65	0.68	0.66
US $ covered	$59.2	$33.0	$92.2
Purchased puts, average exchange rate (3)	0.64	0.65	0.64

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

Precious Metal Contracts

          Homestake’s hedging policy provides for the use of forward sales contracts to hedge up to 30% of each of the following ten year’s expected annual gold production, and up to 30% of each of the following five year’s expected annual silver production, at prices in excess of certain targeted prices. The policy also provides for the use of combinations of put and call option contracts to establish minimum floor prices.

          At March 31, 2001, the unamortized portion of the gain resulting from the early settlement of certain gold forward sales and option contracts prior to the adoption of SFAS 133, maturing in the years 2001, 2002 and 2003 was $32.0 million which has been recorded in accumulated other comprehensive loss and will be reclassified into income as the originally designated production is sold. Of this amount, $11.9 million will be recognized in income in the twelve month period to March 31, 2002. In March 2000, the Company closed out and financially settled its remaining US dollar denominated silver forward sales contracts covering 3.6 million ounces maturing in 2000 and 2001. At March 31, 2001, the unamortized pretax portion of this gain of $619,000, realized on this transaction has been recorded in other comprehensive loss and will be reclassified in income as the originally designated production is sold, which is recorded in accumulated other comprehensive loss.

          In the condensed consolidated balance sheet contained in our first quarter 2001 press release, the unamortized portion of gains from the early settlement of certain gold and silver derivatives, as discussed above, were classified as liabilities.

          At March 31, 2001, the Company had gold forward sales contracts outstanding as follows:

	Expected Maturity or Transaction Date
	2001	2002	2003	2004	2005	Thereafter	Total or Average
US $ denominated contracts:
Forward sales contracts:
Ounces	10,000	10,000	—	—	90,000	559,200	669,200
Average price (US$ per oz.)	$400	$403	—	—	$400	$418	$415

Australian $ denominated contracts:(1)
Forward sales contracts:
Ounces	333,000	348,800	258,800	228,800	302,000	—	1,471,400
Average price (A$ per oz.)	$511	$539	$553	$592	$568	—	$549
Average price (US$ per oz.)(1)	$248	$262	$268	$288	$276	—	$267

(1)	Expressed in US dollars at the March 31, 2001 exchange rate of A$ = US$ 0.4858

7. Segment Information

          The Company is primarily engaged in gold mining and related activities. Gold operations are managed and internally reported based on the following geographic areas: North America (United States and Canada), Australia and South America. The Company also has other foreign exploration activities and an oil recovery operation in the Gulf of Mexico, which are included in “Corporate and All Other”. Within each geographic segment, operations are managed on a mine-by-mine basis. However, because each mine has similar economic characteristics, the Company has geographically aggregated its operations.

          Segment information for the three months ended March 31, 2001 and 2000 are as follows:

	North America	Australia	South America	Corporate and All Other	Reconciling Items(a)	Total
	(in thousands)
2001:
Gold and ore sales	$106,012	$57,418	$2,275	$ (249)	$ —	$165,456
Other revenues (losses)	795	1,648	80	(5,699)	(2,562)	(5,738)
Total revenues and other income (loss)	106,807	59,066	2,355	(5,948)	(2,562)	159,718
Operating earnings (loss)(b)	6,462	7,537	(625)	(6,198)	(2,562)	4,614

2000:
Gold and ore sales	$100,914	$61,149	$3,462	$ —	$ —	$165,525
Other revenues (losses)	218	(6,923)	340	1,641	(2,608)	(7,332)
Total revenues and other income	101,132	54,226	3,802	1,641	(2,608)	158,193
Operating earnings (loss)(b)	15,403	(576)	430	1,513	(2,608)	14,162

(a)	Primarily intercompany financing.

(b)	Operating earnings represent revenues and other income less production costs and depreciation, depletion and amortization.

8. Contingencies

          Environmental Contingencies

          The Comprehensive Environmental Response, Compensation and Liability Act of 1980 imposes heavy liabilities on any person who discharges hazardous substances. The Environmental Protection Agency publishes a National Priorities List (“NPL”) of known or threatened releases of such substances.

          Homestake’s former uranium millsite near Grants, New Mexico is listed on the NPL. Pursuant to the Energy Policy Act of 1992, the United States Department of Energy (“DOE”) is responsible for 51.2% of past and future costs of reclaiming the Grants site in accordance with Nuclear Regulatory Commission license requirements. At March 31, 2001, Homestake had received $33.0 million from the DOE and had a receivable of $4.1 million for the DOE’s share of reclamation expenditures made by Homestake through March 31, 2001. On April 25, 2001, the Company received $2.5 million from DOE.

          In 1983, the state of New Mexico filed claims against Homestake for natural resource damages resulting from the Grant Site. To date, the state of New Mexico has taken no action to enforce its claims.

          Other Contingencies

          In addition to the above, the Company is party to legal actions and administrative proceedings and is subject to claims arising in the ordinary course of business. The Company believes the disposition of these matters will not have a material adverse effect on its financial position or results of operations.

9. Homestake Canada Inc. (“HCI”)

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

          Homestake, through a wholly owned subsidiary, owns all the common shares outstanding of HCI. At March 31, 2001, HCI had 3.3 million HCI exchangeable shares outstanding, which were held by the public.

          Following the 1999 business combination with Argentina Gold, Homestake’s investment in Argentina Gold was transferred to HCI in exchange for a Canadian dollar-denominated intercompany note payable by HCI to its parent company of approximately C$282.0 million (US$191.0 million). In accordance with United States generally accepted accounting principles, the assets, liabilities and shareholder’s equity of Argentina Gold have been recorded in HCI’s financial statements at their historical cost basis. The difference between the historical cost basis of Argentina Gold shareholder’s equity and its fair value at the date of transfer has been recorded as a reduction to HCI’s shareholders’ equity.

          Summarized consolidated financial information for HCI is as follows:

	March 31, 2001	December 31, 2000
	(in thousands)
Current assets	$ 45,478	$ 41,837
Noncurrent assets	418,738	449,228

Total assets	$ 464,216	$ 491,065

Current portion of notes payable to the Company	$ 129,387	$ 122,992
Other current liabilities	22,525	28,044
Long-term debt	142,439	148,941
Notes payable to the Company	190,872	190,872
Other long-term liabilities	14,668	15,474
Deferred income taxes	148,945	161,976
Shareholders’ equity	(184,620)	(177,234)

Total liabilities and shareholders’ equity	$ 464,216	$ 491,065

	Three Months Ended March 31,
	2001	2000
Total revenues and other income	$ 46,953	$ 57,755
Costs and expenses	58,761	63,143

Loss before taxes and minority interests	$ (11,808)	$ (5,388)

Net loss	$ (9,454)	$ (8,599)

10. Write-Downs and Other Unusual Charges

          On September 11, 2000, the Company announced a restructuring of the operations of the Homestake mine in South Dakota. The mine is expected to complete operations by December 2001. In connection with the restructuring, the Company recorded a $23.0 million provision for employee termination benefits and other exit costs in the third quarter of 2000. The workforce will be reduced from the then current level of 366 employees, to approximately 40 employees who will oversee the reclamation and other closure procedures by no later than December 2001. The classifications of the affected employees include mining engineers, geologists, administrative employees and mine workers. The following table presents a roll-forward of the liability accrued in connection with the Homestake mine restructuring plan:

(in thousands)
Liability balance at December 31, 2000	$23,043
Severance payments	(45)
Pension curtailment and settlement gains	(1,715)

Liability balance at March 31, 2001	$21,283

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

          (Unless specifically stated otherwise, the following information relates to amounts included in the condensed consolidated financial statements without reduction for minority interests. Homestake reports per ounce production costs in accordance with the “Gold Institute Production Cost Standard”.)

          This discussion should be read in conjunction with the Management’s Discussion and Analysis included in Homestake Mining Company’s (“Homestake” or the “Company”) 2000 Annual Report on Form 10-K, for the year ended December 31, 2000, which is incorporated by reference in the Company’s Annual Report.

RESULTS OF OPERATIONS

Summary

          Homestake recorded losses from continuing operations of $12.0 million ($0.05 per share) in the quarter ended March 31, 2001, compared with the losses from continuing operations of $14.9 million ($0.05 per share) for the first quarter of 2000. The first quarter of 2001 and 2000 results include after-tax foreign currency losses of $14.5 million ($0.06 per share) and $13.0 million ($0.05 per share), respectively, primarily due to the decreases in the values of the Australian and Canadian dollars in relation to the US dollar. The majority of the foreign currency losses in the 2001 first quarter relate to intercompany advances established between the US parent and its Australian and Canadian subsidiaries to finance corporate acquisitions and capital development projects.

          Excluding the effect of the foreign currency exchange losses, the Company recorded net income of $2.5 million ($0.01 per share) for the quarter ended March 31, 2001, compared to a net loss of $1.9 million ($0.01 per share) for the corresponding period in 2000. The improvement in the current year’s results primarily reflects lower production costs, lower exploration spending, lower interest expense, lower income taxes and a gain of $2.4 million on the sale of mining information with respect to the Just-in-Case property partially offset by a $21-per-ounce decline in the realized gold price from the prior year’s first quarter.

Gold Operations

          Revenues from gold and ore sales totaled $165.5 million for both the first quarter of 2000 and 2001. Higher sales volumes in 2001 were offset by lower realized gold prices as reflected in the following table:

	Three Months Ended March 31,
	2001	2000
Ounces sold	578,300	499,900
Average realized price per ounce	$271	$292

           The following table details Homestake’s gold production and total cash cost per ounce by location:

	Production (ounces in thousands)		Total Cash Cost (dollars per ounce)
	Three Months Ended March 31,		Three Months Ended March 31,
Mine (Percentage interest)	2001	2000	2001	2000
Australia
Kalgoorlie (50)	98.2	96.1	$199	$211
Yilgarn:
Plutonic (100)	55.9	58.5	190	214
Darlot (100)	31.8	30.4	155	222
Lawlers (100)	24.9	22.0	211	209

Total Australia	210.8	207.0	191	213

Canada
Eskay Creek (100)(a)	77.1	84.5	51	7
Hemlo (50)	73.7	82.3	211	195

Total Canada	150.8	166.8	129	100

United States
Round Mountain (50)(b)	100.4	36.0	173	257
Ruby Hill (100)	30.2	28.3	108	106
McLaughlin (100)	29.0	29.5	224	224
Marigold (33)	6.4	6.7	209	196
Homestake (100)	47.2	47.7	224	275

Total United States	213.2	148.2	183	225

Chile
Agua de la Falda (51)	4.4	6.1	282	209

Grand Total	579.2	528.1	$173	$181

(a)
Eskay Creek’s costs per ounce were calculated on a by-product basis. Included as a credit against costs in the 2001 first quarter were revenues from the sale of 3.6 million (3.8 million in 2000) ounces of silver at an average price of $4.62 ($5.09 in 2000) per ounce. If Eskay Creek silver production had been accounted for as a co-product, whereby costs were allocated separately to gold and silver based on their proportion of revenues, total consolidated cash costs would have been $182 and $192 per ounce, in the 2001 and 2000 first quarters, respectively. For comparison purposes, costs per ounce include estimated third-party costs incurred by smelter owners and others to produce marketable gold and silver.

(b)	Homestake acquired an additional 25% interest in the Round Mountain mine effective July 1, 2000 increasing its ownership from 25% to 50%.

Australia

          Australian production increased by 2% to 210,800 ounces during the first quarter of 2001 from 207,000 ounces during the first quarter of 2000, due to increases in production at the Kalgoorlie, Darlot and Lawlers mines, partially offset by lower production at the Plutonic mine. The weighted average total cash cost at the Australian mines was $191 per ounce during the first quarter of 2001 compared to $213 per ounce during the same period in 2000.

          During the first quarter of 2001, production at Homestake’s 50% owned Kalgoorlie mine increased by 2% to 98,200 ounces at a total cash cost of $199 per ounce compared to 96,100 ounces at a total cash cost of $211 during the first quarter a year ago. The improved performance was achieved through increased mill throughput, resulting in higher production, a reduction of production costs due to a weaker Australian dollar, and the benefit of operating efficiencies gained from the recent transition from contract to owner mining.

          Homestake’s 100%-owned Yilgarn operations, consisting of the Plutonic, Darlot and Lawlers mines, increased production by 2% to 112,600 ounces at a weighted average total cash cost of $185 per ounce during the first quarter of 2001 compared to 110,900 ounces at a weighted average total cash cost of $215 per ounce a year ago, reflecting higher production at the Darlot and Lawlers mines partially offset by lower production at the Plutonic mine. Production at the Plutonic mine totaled 55,900 ounces at a total cash cost of $190 per ounce during the first quarter of 2001 compared to 58,500 ounces at a total cash cost of $214 per ounce during the same period in 2000. The decrease in ounces is largely attributable to a slightly higher in-process gold inventory at March 31, 2001 compared to March 31, 2000. Mill throughput, grade and recovery were comparable in both periods. Cash costs decreased by $24 per ounce primarily due to the weaker Australian dollar. During the first quarter of 2001, the Darlot mine produced 31,800 ounces at a total cash cost of $155 per ounce compared to 30,400 ounces at a total cash cost of $222 per ounce during the first quarter of 2000. The decrease in total cash cost is a result of reduced production costs resulting from the conversion from contract to owner mining and the favorable impact of a weaker Australian dollar. The Lawlers mine produced 24,900 ounces at a total cash cost of $211 per ounce compared to 22,000 ounces at a total cash cost of $209 per ounce a year ago. The increased production resulted from the operations processing 21,100 more tons in the first quarter of 2001 primarily from the lower-grade ore stockpile.

Canada

          Canadian gold production decreased 10% to 150,800 ounces during the first quarter of 2001 from 166,800 ounces in 2000. During the first quarter of 2001, the weighted average total cash cost per ounce from the Company’s Canadian mines increased by 29% to $129 per ounce from $100 per ounce a year ago primarily due to lower silver by-product credits at the Eskay Creek mine and increased unit mining costs as a result of lower ore grades at the Hemlo operations.

          At the Eskay Creek mine, first quarter 2001 production totaled 77,100 ounces at a total cash cost of $51 per ounce compared to 84,500 ounces at a total cash cost of $7 per ounce during the same period in 2000. The decrease in production was as a result of lower grades in the direct shipment ore. The increase in total cash costs reflected reduced silver by-product credits due to lower silver production and a lower silver price compared to the first quarter of 2000. Higher fuel, transportation and mining costs have also contributed to the increased total cash costs. At the Hemlo operations, Homestake’s 50% share of the first quarter of 2001 production from the combined Williams and David Bell mines totaled 73,700 ounces at an average total cash cost of $211 per ounce compared to 82,300 ounces at an average total cash cost of $195 per ounce for the same quarter of 2000. The reduction in gold production and the increase in total cash costs during the first quarter of 2001 is mainly due to greater quantities of lower grade material sourced from the open pit, and production from the lower grade stopes. The effect of processing lower grade material was partially offset by higher mill throughput, which in the first quarter averaged 10,250 tons of ore per day.

United States

          United States production increased by 44% to 213,200 ounces during the first quarter of 2001 compared to 148,200 ounces in the corresponding quarter of 2000, primarily due to higher attributable production associated with the increase in Homestake’s ownership interest in the Round Mountain mine, and higher production at the Ruby Hill mine. The weighted average United States total cash cost decreased by 19% to $183 per ounce during the first quarter of 2001 compared to $225 per ounce during the first quarter of 2000.

          During the first quarter of 2001, Homestake’s 50% share of production from the Round Mountain mine amounted to 100,400 ounces compared to 36,000 ounces representing its 25% share of production in the first quarter of 2000. In July 2000, the Company increased its ownership in the Round Mountain mine through the purchase of Case Pomeroy & Company’s interest. Total cash costs decreased to $173 per ounce during the first quarter of 2001 from $257 per ounce during the same period in 2000. Higher tonnage processed on the leach pads and through the mill contributed to the higher production. Lower cash costs were mainly due to the increase in production. Homestake’s wholly-owned Ruby Hill mine produced 30,200 ounces at a total cash cost of $108 per ounce during the first quarter of 2001 compared to 28,300 ounces at a total cash cost of $106 per ounce for the comparable period of 2000. The increase in production was due to higher ore grades during the first quarter of 2001. The Ruby Hill mine will complete mining in December 2002. Production from the Homestake mine decreased slightly to 47,200 ounces during the first quarter of 2001 from 47,700 ounces during the same period in 2000. Total cash cost during the first quarter of 2001 was $224 per ounce compared to $275 per ounce during the corresponding period of 2000. The reduction in cash costs is mainly due to lower mining costs associated with the planned mine closure. The Homestake mine is gradually reducing its workforce and site costs in accordance with a planned mine-out schedule. During the first quarter of 2001, gold production from the processing of the residual stockpiles at the McLaughlin mine totaled 29,000 ounces compared to 29,500 ounces during the first quarter in 2000. Total cash cost remained the same at $224 per ounce during the first quarter of 2001 compared to the first quarter of 2000. The Company’s share of production from the Marigold mine was 6,400 ounces during the first quarter of 2001 at a total cash cost of $209 per ounce compared to 6,700 ounces at a total cash cost of $196 per ounce during the same period in 2000.

South America

          Homestake’s share of production at its 51%-owned Agua de la Falda mine amounted to 4,400 ounces at a total cash cost of $282 per ounce during the first quarter of 2001 compared to 6,100 ounces of gold at a total cash cost of $209 per ounce in the first quarter of 2000. The decline in production and corresponding increase in total cash costs are primarily due to lower recovery rates.

          Homestake’s 60%-owned Veladero project in northwestern Argentina has completed its 2000-2001 field season. During the second quarter, Homestake will focus on continuing the metallurgical testing, incorporating and interpreting new drill results and updating the mine planning, process design, permitting, capital and operating cost estimates and financial models. Capitalized costs during the first quarter of 2001 were $7.1 million, including capitalized interest of $484,000.

          Other loss for the first quarter of 2001 includes foreign exchange losses of $15.5 million, of which $2.8 million related to foreign currency contracts and $12.7 million related to intercompany loans. In addition, other loss includes a gain of $2.4 million for the sale of mining information related to the Just-in-Case property in Western Australia. Other loss in the corresponding period of 2000 includes foreign exchange losses of $14.0 million, of which $8.2 million related to foreign currency contracts and $5.8 million related to intercompany loans.

          Depreciation, depletion and amortization expense of $35.2 million during the first quarter of 2001 was comparable to $35.5 million in the same quarter of 2000. The effects of higher production and the increases in property, plant and equipment resulting from the conversion of certain Australian mines from contract to owner mining were offset by reserve expansions.

          Exploration expense for the first quarter of 2001 decreased to $6.0 million compared to $10.0 million a year ago reflecting a reduction in the current year’s program and the capitalization of Veladero project development costs in 2001.

          Income tax expense for the first quarter in 2001 was a benefit of $3.3 million compared to an expense of $2.7 million for the same quarter in 2000. The $3.3 million tax benefit in the first quarter of 2001 reflects the geographic mix of pre-tax income and losses and recognition of certain Australian deferred tax assets following the closing of the Just-in-Case transaction. The Company’s consolidated effective income tax rate fluctuates depending on the geographic mix of pre-tax income and losses.

          Minority interests: During the first quarter of 2001, minority interests’ share of losses in consolidated subsidiaries increased to $625,000 compared to $155,000 in the first quarter of 2000, primarily due to increased losses at Agua de la Falda.

LIQUIDITY AND CAPITAL RESOURCES

          Cash provided by continuing operations totaled $13.6 million in the first quarter of 2001 compared to $37.6 million in the first quarter of 2000. Working capital at March 31, 2001, amounted to $185.1 million, including cash and equivalents and short-term investments of $193.5 million.

          Capital expenditures of $24.7 million during the first quarter of 2001 compares to capital expenditures of $16.4 million during the first quarter of 2000. Capital expenditures in 2001 include $7.1 million of capitalized development costs at the Veladero project, $8.6 million at Round Mountain, primarily for new haul trucks, and $5.6 million at the Yilgarn operations, primarily for capitalized mine development costs and mining equipment resulting from conversion to owner mining. The balance of the 2001 capital expenditures primarily relate to sustaining capital at the Company’s other operating mines. Capital expenditures in 2000 of $16.4 million include $6.4 million for underground development work at the Yilgarn operations, $5.9 million for owner mining equipment at Kalgoorlie and $1.5 million for various infrastructure and other capital improvements at the Homestake mine. The balance of the 2000 capital expenditures relate to sustaining capital at the Company’s operating mines.

          Debt repayments during the first quarter of 2001 were $624,000 compared to $977,000 in the prior year’s first quarter. Debt repayments in 2001 reflect capitalized lease principal reductions. During the first quarter of 2000, the Company repurchased $475,000 of the 5.5% convertible subordinated notes (“Convertible Notes”) and made $502,000 of principal payments under capitalized leases. In addition, the Company also received $4.8 million of capital lease proceeds related to additional owner-mining equipment at Kalgoorlie.

          The Company has a cross-border credit facility (“Credit Facility”) providing a total availability of $430.0 million. The facility is available through July 14, 2003 and provides for borrowings in United States, Canadian and Australian dollars, or gold, or a combination of these. At March 31, 2001, Canadian dollar borrowings under the Credit Facility of $142.4 million (C$224.7 million) were outstanding. During the first quarter of 2001, the Company made no repayments under the Credit Facility. The Company pays a commitment fee on the unused portion of this facility ranging from 0.15% to 0.35% per annum, depending upon rating agencies’ ratings for the Company’s senior debt. The credit agreement includes a minimum consolidated net worth test. Interest on the Canadian dollar borrowings is payable quarterly and is based on the Bankers’ Acceptance discount rate plus a stamping fee. At March 31, 2001, this rate was 6.46%.

Foreign currency, gold and other commitments

          Homestake’s precious metals hedging policy provides for the use of forward sales contracts to hedge up to 30% of each of the following ten year’s expected annual gold production, and up to 30% of each of the following five year’s expected annual silver production, at prices in excess of certain targeted prices. The policy also provides for the use of combinations of put and call option contracts to establish minimum floor prices. Homestake does not hold or issue financial instruments or derivative financial instruments for trading purposes or to create hedge positions in excess of forecast identifiable exposures.

          During the first quarter of 2001 and 2000, the Company delivered 87,000 and 91,300 ounces of gold under hedge contracts at average prices of $276 and $323 per ounce, respectively, and during the first quarter of 2000, delivered 655,000 ounces of silver at an average price of $6.30 per ounce under maturing forward sales and option contracts. The foregoing hedging activities increased revenues in the three months ended March 31, 2001 and 2000 by approximately $346,000 and $4.0 million, respectively, versus the then prevailing spot prices. During the first quarter of 2001, after scheduled deliveries, Homestake added approximately 500,000 ounces of Australian dollar denominated gold forward sales contracts. The estimated fair value of the Company’s remaining gold hedging position at March 31, 2001 is approximately $42.4 million. The Company’s gold hedging program at March 31, 2001, covers approximately 10% of its proven and probable reserves and contains no exposure to floating lease rates or margin call requirements.

           Under the Company’s foreign currency protection program, the Company has entered into foreign currency option contracts to minimize the effects of a strengthening of the Canadian or Australian currencies in relation to the United States dollar. In July 2000, the Company discontinued its foreign currency protection program. Contracts outstanding at March 31, 2001, are expected to remain in place until maturity. Realized and unrealized gains and losses on this program are recorded in other income. At March 31, 2001, the Company had a net unrealized loss of $4.5 million on open contracts under this program.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

          In October 1997, HCI and Prime Resources Group Inc. (“Prime”) entered into an agreement with Inmet Mining Corporation (“Inmet”) to purchase the Troilus mine in Quebec for $110.0 million plus working capital. In December 1997, HCI and Prime terminated the agreement after determining that, on the basis of due diligence studies, conditions to closing the arrangement would not be satisfied. On February 23, 1998, Inmet filed suit against Prime and HCI in the British Columbia Supreme Court, disputing the termination of the agreement, and alleging that Prime and HCI had breached the agreement. Inmet seeks specific performance or, in the alternative, equitable damages. Homestake believes that the agreement with Inmet was terminated properly and that the action by Inmet is without merit. Trial of this action commenced in February 2001 and is ongoing. Homestake is vigorously defending this action.

          Homestake and its subsidiaries are defendants in various legal actions in the ordinary course of business. In the opinion of management, such matters will be resolved without a material adverse effect on the Homestake’s financial condition, results of operations or cash flow.

Item 4.    Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Stockholders held on April 27, 2001, stockholders voted on and approved: (i) the election of three Class II directors for terms expiring in 2004, and (ii) the appointment of PricewaterhouseCoopers LLP as independent accountants for 2001. Stockholder votes were as follows:

(i)	Election of three Class II Directors:

Directors	Votes For	Votes Withheld
Thomas J. O’Neil	205,858,424	1,323,127
Walter T. Segsworth	205,887,768	1,293,783
Jack E. Thompson	205,927,727	1,253,824

In addition to the aforementioned directors, the following directors continued in office: Gerhard Ammann, Robert H. Clark, Jr., Peter J. Neff, Carol A. Rae, and Jeffrey L. Zelms.

          On April 27, 2001, Norman Anderson and John Neerhout, Jr. retired as directors and were not replaced. The Board of Directors amended the Company by-laws to adjust the total number of directors to eight.

(ii)	Appointment of PricewaterhouseCoopers LLP as independent accountants for 2001:

Votes For	Votes Against	Abstain	No Vote
205,500,099	713,808	967,644	Nil

Item 5.    Other Information

          None

(a)	CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          Certain statements contained in this Form 10-Q that are not statements of historical facts are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on beliefs of management, as well as assumptions made by and information currently available to management. Forward looking statements include those preceded by the words “believe,” “estimate,” “expect,” “intend,” “will,” and similar expressions, and include estimates of reserves, future production, costs per ounce, dates of construction completion, costs of capital projects and commencement of operations. Forward looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from expected results. Some important factors and assumptions that could cause actual results to differ materially from expected results are discussed below. Those listed are not exclusive.

          Estimates of reserves and future production for particular properties and for the Company as a whole are derived from annual mine plans that have been developed based on mining experience, assumptions regarding ground conditions and physical characteristics of ore (such as hardness and metallurgical characteristics), expected rates and costs of production, and estimated future sales prices. Actual production may vary for a variety of reasons, such as the factors described above, ore mined varying from estimates of grade and metallurgical and other characteristics, mining dilution, actions by labor, and government imposed restrictions. Estimates of production from properties and facilities not yet in production are based on similar factors but there is a greater likelihood that actual results will vary from estimates due to a lack of actual experience. Cash cost estimates are based on such things as past experience, reserve and production estimates, anticipated mining conditions, estimated costs of materials, supplies and utilities, and estimated exchange rates. Noncash cost estimates, based on total capital costs and reserve estimates, change based on actual amounts of unamortized capital, changes in reserve estimates, and changes in estimates of final reclamation. Estimates of future capital costs are based on a variety of factors and include past operating experience, estimated levels of future production, estimates by and contract terms with third-party suppliers, expectations as to government and legal requirements, feasibility reports by Company personnel and outside consultants, and other factors. Capital cost estimates for new projects are subject to greater uncertainties than additional capital costs for existing operations. Estimated time for completion of capital projects is based on such factors as the Company’s experience in completing capital projects, and estimates provided by and contract terms with contractors, engineers, suppliers and others involved in design and construction of projects. Estimates reflect assumptions about factors beyond the Company’s control, such as the time government agencies take in processing applications, issuing permits and otherwise completing processes required under applicable laws and regulations. Actual time to completion can vary significantly from estimates.

          See the Company’s Form 10-K Report for the year ended December 31, 2000, “RISK FACTORS” and “CAUTIONARY STATEMENTS” included under Part I—Item 1, for a more detailed discussion of factors that may impact on expected future results.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

A.1 Amended Bylaws of the Corporation, effective as of April 27, 2001.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMESTAKE MINING COMPANY

Date: May 14, 2001	By /S / DAVID W. PEAT
David W. Peat Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

Date: May 14, 2001	By /S / ALEX G. MORRISON
Alex G. Morrison Vice President and Controller (Principal Accounting Officer)