Form 10-Q
period 2001-06-30
HOMESTAKE MINING CO /DE/
filed 2001-08-14
CIK 743872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2001

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

          The number of shares of common stock outstanding as of July 31, 2001 was 263,370,076. *

*	Includes 3,125,850 Homestake Canada Inc. exchangeable shares that may be exchanged at any time for Homestake common stock on a one-for-one basis.

Homestake Mining Company and Subsidiaries

FORM 10-Q

For the Quarter Ended June 30, 2001

INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	a) Condensed Statements of Consolidated Operations For the Three and Six Months Ended June 30, 2001 and 2000	3

	b) Condensed Consolidated Balance Sheets As of June 30, 2001 and December 31, 2000	4

	c) Condensed Statements of Consolidated Cash Flows For the Six Months Ended June 30, 2001 and 2000	5

	d) Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

PART II—OTHER INFORMATION

PART I—FINANCIAL INFORMATION

Item 1.     Financial Statements

A.  Condensed Statements of Consolidated Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(In thousands, except per share amounts)
Revenues
Gold and ore sales	$188,416	$169,908	$353,872	$335,433
Interest income	3,152	5,828	6,451	10,917
Other income (loss) (note 4)	10,253	(4,697)	1,216	(17,118)

	201,821	171,039	361,539	329,232

Costs and Expenses
Production costs	126,022	112,602	245,966	221,127
Depreciation, depletion and amortization	38,665	34,660	73,825	70,166
Administrative and general expense	12,010	11,219	23,390	22,340
Exploration expense	6,388	9,577	12,409	19,626
Interest expense	2,343	5,441	5,172	9,886
Other expense	477	894	789	1,793

	185,905	174,393	361,551	344,938

Income (Loss) Before Taxes and Minority Interests	15,916	(3,354)	(12)	(15,706)
Income taxes	(634)	(661)	2,675	(3,327)
Minority interests	473	677	1,098	832

Income (Loss) From Continuing Operations	15,755	(3,338)	3,761	(18,201)
Loss From Discontinued Operations	—	(13,887)	—	(15,346)
Gain on Disposal—Discontinued Operations	4,312	—	4,312	—

Net Income (Loss)	$ 20,067	$(17,225)	$ 8,073	$(33,547)

Per Share Amounts—Basic and Diluted:
Income (loss) from continuing operations	$ 0.06	$ (0.01)	$ 0.01	$ (0.07)
Loss from discontinued operations	—	(0.06)	—	(0.06)
Gain on disposal—discontinued operations	0.02	—	0.02	—

Net Income (Loss) Per Share	$ 0.08	$ (0.07)	$ 0.03	$ (0.13)

Average Shares Used in the Computation—basic	263,320	260,448	263,297	260,462

Average Shares Used in the Computation—diluted(1)	264,326	260,448	264,160	260,462

Dividends Paid Per Common Share	$ —	$ —	$ —	$ —

(1)	Options to purchase common shares are not included in the Year 2000 diluted loss per share calculations as their effect is anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

B.  Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2001	December 31, 2000
	(In thousands, except per share amount)
ASSETS
Current Assets
Cash and equivalents	$ 212,069	$ 193,422
Short-term investments	1,304	6,237
Receivables	32,985	38,848
Inventories (note 7)	80,310	87,762
Deferred income taxes	11,471	4,021
Other	5,871	1,915

Total current assets	344,010	332,205

Property, Plant and Equipment, net	918,882	987,812
Investments and Other Assets	113,816	99,358

Total Assets	$1,376,708	$1,419,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$ 14,643	$ 37,779
Accrued liabilities	100,083	91,080
Income and other taxes payable	3,949	9,050
Current portion of deferred gain on close-out of forward sales contracts (note 9)	—	12,869
Current portion of long-term debt and capital leases	3,080	2,822

Total current liabilities	121,755	153,600

Long-term Liabilities
Long-term debt and capital leases (note 8)	222,960	224,616
Other long-term obligations	228,794	217,786

Total long-term liabilities	451,754	442,402

Deferred Gain on Close-out of Forward Sales Contracts (note 9)	—	22,223
Deferred Income Taxes	176,859	181,961
Minority Interests in Consolidated Subsidiaries	8,102	10,375
Shareholders’ Equity
Capital stock, $1 par value per preferred and common share:
Authorized—Preferred: 10,000 shares; no shares outstanding
—Common: 450,000 shares
Outstanding—HCI exchangeable shares: 2001—3,198; 2000—3,375
—Common: 2001—260,156; 2000—259,846	260,156	259,846
Additional paid-in capital	940,108	937,463
Deficit	(485,213)	(493,286)
Accumulated other comprehensive loss	(96,813)	(95,209)

Total shareholders’ equity	618,238	608,814

Total Liabilities and Shareholders’ Equity	$1,376,708	$1,419,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

C.  Condensed Statements of Consolidated Cash Flows (unaudited)

	Six Months Ended June 30,
	2001	2000
	(In thousands)
Operating Activities
Net income (loss)	$8,073	$(33,547)
Reconciliation to net cash provided by continuing operations:
Depreciation, depletion and amortization	73,825	70,166
Gains on investment sales and asset disposals	(4,755)	(528)
Gain on sale of discontinued operations	(4,312)	—
Loss from discontinued operations	—	15,346
Deferred taxes, minority interests and other	(1,190)	8,832
Effect of changes in operating working capital items	(8,809)	21,629

Net cash provided by continuing operations	62,832	81,898

Investment Activities
Decrease in investments	4,933	125,327
Additions to property, plant and equipment	(48,874)	(45,677)
Proceeds from sale-leaseback of equipment	3,710	6,650
Payment upon disposition of business	(607)	—
Proceeds from investment and asset sales	3,573	1,256
Decrease (increase) in restricted cash	(3,086)	1,789

Net cash provided by (used in) investment activities	(40,351)	89,345

Financing Activities
Borrowings	4,498	99,172
Debt repayments	(5,840)	(136,156)

Net cash used in financing activities	(1,342)	(36,984)

Effect of Exchange Rate Changes on Cash and Equivalents	1,357	453

Net Cash Used in Discontinued Operations	(3,849)	(1,800)

Net Increase in Cash and Equivalents	18,647	132,912

Cash and Equivalents, January 1	193,422	130,273

Cash and Equivalents, June 30	$212,069	$263,185

Supplemental Information Included in Cash Flows Provided by Continuing Operations:
Exchange loss on intercompany debt	$ 6,245	$ 9,866

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

          The information furnished in this report reflects all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, in the Company’s Annual Report, which is incorporated by reference in the Form 10-K for the year ended December 31, 2000.

          All amounts are in United States dollars unless otherwise indicated.

2. Merger

          On June 25, 2001, the Company and Barrick Gold Corporation (“Barrick”), a publicly traded Canadian gold producer, announced an intention to merge. The transaction is subject to regulatory and Homestake shareholder approval. On July 20, 2001, Homestake and Barrick filed with the Securities and Exchange Commission the Homestake preliminary proxy statement/Barrick F-4 registration statement with respect to the proposed merger transaction, whereby Barrick will issue 0.53 Barrick shares for each share of Homestake Common Stock and Homestake will become a wholly owned subsidiary of Barrick. The merger will be accounted for as a pooling of interest subject to regulatory approval.

3. Property Acquisition

          On May 30, 2001, the Company reached an agreement with North Gold (WA) Ltd., a subsidiary of Rio Tinto Limited, to acquire a 100% interest in the Cowal Gold Project located in central New South Wales, Australia, approximately 250 miles west of Sydney. Under the terms of the agreement, Homestake paid a deposit of $375,000 (A$724,000) in June 2001, an additional $9.6 million (A$18.8 million) in July 2001, and will pay a further $2.7 million (A$5.2 million) on the fourth anniversary of the agreement. In addition, Homestake will make a payment of $15.0 million (A$29.3 million) upon reaching a decision to develop a mine. Homestake is in the process of mobilizing drilling equipment to commence its own evaluation of the Project.

4. Other Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands)
Foreign currency contract gains (losses)	$ 314	$(3,833)	$(2,501)	$(11,992)
Foreign currency exchange gains (losses) on intercompany
loans and other	6,460	(3,990)	(6,245)	(9,866)
Oil sales	2	676	6	1,497
Gains on investments and asset disposals	1,391	1,143	4,755	714
Royalty income	401	567	1,024	1,450
Pension plan curtailment and settlement gains	1,689	—	3,404	—
Other	(4)	740	773	1,079

	$10,253	$(4,697)	$1,216	$(17,118)

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

5. Disposition of Main Pass 299

          On May 9, 2001, the Company entered into a purchase and sale agreement with Freeport-McMoRan Sulfur LLC (“Freeport”), the operator and 83.3% owner of Main Pass 299, under which the Company’s 16.7% undivided joint-venture interest in the Main Pass 299 sulfur and oil and gas assets and liabilities have been sold to Freeport. Under the agreement, the Company made a payment of $2.6 million to Freeport and Freeport assumed and agreed to discharge all of the Company’s Main Pass 299 sulfur and oil and gas reclamation obligations. For the quarter ended June 30, 2001, the Company recognized a gain of $1.3 million in continuing operations related to its disposition of its interest in the Main Pass 299 oil and gas operations and a gain of $4.3 million in discontinued operations related to the disposition of its interest in the Main Pass 299 sulfur operations. The sulfur operations were recorded as a discontinued operation in the second quarter of 2000, at which time the Company recorded a provision of $3.5 million for estimated operating losses during the closure period and $8.5 million for mine reclamation and closure costs. The $4.3 million gain on disposal of the Main Pass 299 sulfur operations primarily arose as a result of the discharge of these environmental liabilities for an amount less than the original estimate.

6. Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands)
Net Income (Loss)	$20,067	$(17,225)	$ 8,073	$(33,547)

Other Comprehensive Income (Loss):
Changes in unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	697	(2,778)	(1,823)	(1,717)
Less: Reclassification adjustments for gains (losses) included in
net loss	421	1,403	629	714
Income taxes	—	(442)	1	(919)

	276	(4,623)	(2,451)	(3,350)

Foreign currency translation adjustments (before and after tax)	15,819	(20,591)	(29,259)	(41,124)

Hedged Production:
SFAS 133 transition adjustment (note 9)	—	—	35,092	—
Reclassification adjustment for deferred gains on close-out of
forward sales contracts included in net loss	(1,610)	—	(4,863)	—
Income taxes	(254)	—	(123)	—

	(1,864)	—	30,106	—

Other Comprehensive Income (Loss)	14,231	(25,214)	(1,604)	(44,474)

Comprehensive Income (Loss)	$34,298	$(42,439)	$ 6,469	$(78,021)

7.    Inventories

	June 30, 2001	December 31, 2000
	(in thousands)
Finished products	$ 21,510	$ 28,327
Ore and in process	38,529	37,955
Supplies	20,271	21,480

	$ 80,310	$ 87,762

8. Long-term Debt and Capital Leases

	June 30, 2001	December 31, 2000
	(in thousands)
Cross-border credit facility (due 2003)	$147,423	$148,941
Pollution control bonds:
Lawrence County, South Dakota (due 2032)	38,000	38,000
State of California (due 2004)	17,000	17,000
Capital leases	23,617	23,497

	226,040	227,438
Less: current portion of capital leases	3,080	2,822

	$222,960	$224,616

9. Derivative Financial Instruments

          The Company uses derivative financial instruments as part of an overall risk-management strategy. These instruments are used as a means of hedging exposure to precious metals prices and foreign currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes.

          Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS 138”). The adoption of SFAS 133, as amended by SFAS 138, had no impact on the Company’s results for the period. However, gains of $35.1 million relating to gold and silver hedging contracts previously closed out have been reclassified on adoption from deferred gains to accumulated other comprehensive loss.

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

          At January 1, 2001 and June 30, 2001, the Company’s hedging contracts used to reduce exposure to precious metal prices, consisted entirely of forward sales contracts. The Company settles these contracts through the physical delivery of production from its operations at the contract settlement dates. Therefore, the forward sales contracts meet the criteria for the normal purchases and sales exemption of SFAS 133, as amended by SFAS 138. Accordingly, recognition of the precious metals forward sales contracts will continue to be deferred until settlement.

Foreign Currency Contracts

          Under the Company’s foreign currency protection program, the Company has entered into a series of foreign currency option contracts to minimize the effects of a strengthening of either the Canadian or Australian currencies in relation to the United States dollar. In July 2000, the Company discontinued its foreign currency protection program. Contracts outstanding at June 30, 2001 are expected to remain in place until maturity.

          At June 30, 2001, the Company had foreign exchange currency option contracts outstanding as follows:

	Expected Maturity or Transaction Date
	2001	2002	Total or Average
	(US$ in millions, except exchange rate amounts)
Canadian $ / US $ option contracts:
US $ covered	$21.1	—	$21.1
Written puts, average exchange rate (1)	0.64	—	0.64
US $ covered	$25.1	—	$25.1
Purchased calls, average exchange rate (2)	0.68	—	0.68
US $ covered	$ 3.0	—	$ 3.0
Purchased puts, average exchange rate (3)	0.65	—	0.65

Australian $ / US $ option contracts:
US $ covered	$39.0	$33.0	$72.0
Written puts, average exchange rate (1)	0.67	0.68	0.67
US $ covered	$39.0	$33.0	$72.0
Purchased calls, average exchange rate (2)	0.67	0.68	0.67
US $ covered	$37.0	$33.0	$70.0
Purchased puts, average exchange rate (3)	0.65	0.65	0.65

(1)
Assuming exercise by the counterparty at the expiration date, the Company would exchange U.S. dollars for Canadian or Australian dollars at the put exchange rate. The counterparty would be expected to exercise the option if the spot exchange rate was below the put exchange rate.

(2)
Assuming exercise by the Company at the expiration date, the Company would exchange U.S. dollars for Canadian or Australian dollars at the call exchange rate. The Company would exercise the option if the spot exchange rate was above the call exchange rate.

(3)
Assuming exercise by the Company at the expiration date, the Company would exchange Canadian or Australian dollars for U.S. dollars at the put exchange rate. The Company would exercise the option if the spot exchange rate was below the put exchange rate.

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

          At June 30, 2001, the unamortized portion of the pretax gain resulting from the early settlement of certain gold forward sales and option contracts prior to the adoption of SFAS 133, maturing in the years 2001, 2002 and 2003 was $30.1 million which has been recorded in accumulated other comprehensive loss and will be reclassified into income as the originally designated production is sold. Of this amount, $12.4 million will be recognized in income in the twelve-month period to June 30, 2002. In March 2000, the Company closed out and financially settled its remaining US dollar denominated silver forward sales contracts covering 3.6 million ounces maturing in 2000 and 2001. At June 30, 2001, the unamortized pretax portion of this gain of $414,000, realized on this transaction has been recorded in accumulated other comprehensive loss and will be reclassified in income as the originally designated production is sold.

          At June 30, 2001, the Company had gold forward sales contracts outstanding as follows:

	Expected Maturity or Transaction Date
	2001	2002	2003	2004	2005	Thereafter	Total or Average
US $ dominated contracts:
Forward sales contracts:
Ounces	10,000	10,000	—	—	90,000	559,200	669,200
Average price (US$ per oz.)	$400	$403	—	—	$400	$418	$415

Australian $ dominated contracts:(1)
Forward sales contracts:
Ounces	222,000	348,800	258,800	228,800	302,000	—	1,360,400
Average price (A$ per oz.)	$511	$539	$553	$592	$568	—	$553
Average price (US$ per oz.)(1)	$262	$276	$283	$303	$290	—	$283

(1)	Expressed in U.S. dollars at June 30, 2001 exchange rate of A$ = US$ 0.5115

10. Segment Information

          The Company is primarily engaged in gold mining and related activities. Gold operations are managed and internally reported based on the following geographic areas: North America (United States and Canada), Australia and South America. The Company also has other foreign exploration activities and an oil recovery operation in the Gulf of Mexico (disposed of in May 2001), which are included in “Corporate and All Other”. Within each geographic segment, operations are managed on a mine-by-mine basis. However, because each mine has similar economic characteristics, the Company has geographically aggregated its operations.

           Segment information for the three and six months ended June 30, 2001 and 2000 are as follows:

	North America	Australia	South America	Corporate and All Other	Reconciling Items(a)	Total
	(in thousands)
For the three months ended June 30:
2001
Gold and ore sales	$119,284	$ 67,373	$1,759	$ —	$ —	$188,416
Other revenues	2,043	1,923	(992)	12,495	(2,064)	13,405
Total revenues and other income	121,327	69,296	767	12,495	(2,064)	201,821
Operating earnings (loss)(b)	14,883	13,022	(1,227)	12,520	(2,064)	37,134

2000
Gold and ore sales	$101,969	$ 64,441	$3,498	$ —	$ —	$169,908
Other revenues	(1,199)	(1,836)	88	6,744	(2,666)	1,131
Total revenues and other income	100,770	62,605	3,586	6,744	(2,666)	171,039
Operating earnings(b)	11,993	8,010	81	6,359	(2,666)	23,777

For the six months ended June 30:
2001
Gold and ore sales	$225,048	$124,790	$4,034	$ —	$ —	$353,872
Other revenues	2,837	3,571	(912)	6,797	(4,626)	7,667
Total revenues and other income	227,885	128,361	3,122	6,797	(4,626)	361,539
Operating earnings (loss)(b)	21,094	20,560	(1,852)	6,572	(4,626)	41,748

2000
Gold and ore sales	$202,883	$125,590	$6,960	$ —	$ —	$335,433
Other revenues	(981)	(8,759)	428	8,385	(5,274)	(6,201)
Total revenues and other income	201,902	116,831	7,388	8,385	(5,274)	329,232
Operating earnings(b)	27,396	7,434	511	7,872	(5,274)	37,939

(a)	Primarily intercompany financing.
(b)	Operating earnings representing total revenues and other income less production costs and depreciation, depletion and amortization.

11. Contingencies

          Environmental Contingencies

          The Comprehensive Environmental Response, Compensation and Liability Act of 1980 imposes heavy liabilities on any person who discharges hazardous substances. The Environmental Protection Agency publishes a National Priorities List (“NPL”) of known or threatened releases of such substances.

          Homestake’s former uranium millsite near Grants, New Mexico is listed on the NPL. Pursuant to the Energy Policy Act of 1992, the United States Department of Energy (“DOE”) is responsible for 51.2% of past and future costs of reclaiming the Grants site in accordance with Nuclear Regulatory Commission license requirements. At June 30, 2001, Homestake had received $35.5 million from the DOE and had a receivable of $1.5 million for the DOE’s share of reclamation expenditures made by Homestake through June 30, 2001.

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

12. Homestake Canada Inc. (“HCI”)

          In connection with the 1998 acquisition of the minority interests in Prime Resources Group Inc., HCI issued 11.1 million HCI exchangeable shares. Each HCI exchangeable share is exchangeable for one Homestake common share at any time at the option of the holder and has the same voting, dividend (payable in Canadian dollars), and other rights as one Homestake common share. A share of special voting stock, which was issued to the transfer agent in trust for the holders of the HCI exchangeable shares, provides the mechanism for holders of the HCI exchangeable shares to receive their voting rights.

          Homestake, through a wholly owned subsidiary, owns all the common shares outstanding of HCI. At June 30, 2001, 3.2 million of the HCI exchangeable shares outstanding were held by the public.

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

          Summarized consolidated financial information for HCI is as follows:

	June 30, 2001	December 31, 2000
	(in thousands)
Current assets	$ 40,667	$ 41,837
Noncurrent assets	423,195	449,228

Total assets	$ 463,862	$ 491,065

Current portion of notes payable to the Company	$ 129,604	$ 122,992
Other current liabilities	18,406	28,044
Long-term debt	147,423	148,941
Notes payable to the Company	190,872	190,872
Other long-term liabilities	15,148	15,474
Deferred income taxes	150,382	161,976
Shareholders’ equity	(187,973)	(177,234)

Total liabilities and shareholders’ equity	$ 463,862	$ 491,065

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Total revenues and other income	$54,545	$53,894	$101,498	$112,161
Less: Costs and expenses	61,897	59,221	120,658	121,866

Income (loss) before taxes	$(7,352)	$(5,327)	$(19,160)	$ (9,705)

Net loss	$(4,924)	$(6,445)	$(14,378)	$(15,545)

13. Write-Downs and Other Unusual Charges

          On September 11, 2000, the Company announced a restructuring of the operations of the Homestake mine in South Dakota. The mine is expected to complete operations by December 2001. In connection with the restructuring, the Company recorded a $23.0 million provision for employee termination benefits and other exit costs in the third quarter of 2000. By no later than December 2001, the workforce will be reduced from the current level of 366 employees, to approximately 40 employees who will oversee the reclamation and other closure procedures. The classifications of the affected employees include mining engineers, geologists, administrative employees and mine workers. The following table presents a roll-forward of the liability accrued in connection with the Homestake mine restructuring plan:

(in thousands)
Liability balance at December 31, 2000	$22,427
Severance payments	(798)

Liability balance at June 30, 2001	$21,629

          Pension and other post-retirement curtailment gains of $1.7 million and $3.4 million were recognized during the three and six months ended June 30, 2001, respectively, reflecting the termination of employees and the settlement of obligation.

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

          This discussion should be read in conjunction with the Management’s Discussion and Analysis included in Homestake Mining Company’s (“Homestake” or the “Company”) Annual Report which is incorporated by reference in the Form 10-K for the year ended December 31, 2000.

          On June 25, 2001, the Company and Barrick Gold Corporation (“Barrick”), a publicly traded Canadian gold producer, announced an intention to merge. The transaction is subject to regulatory and Homestake shareholder approval. On July 20, 2001, Homestake and Barrick filed with the Securities and Exchange Commission the Homestake preliminary proxy statement/Barrick F-4 registration statement with respect to the proposed merger transaction, whereby Barrick will issue 0.53 Barrick shares for each share of Homestake Common Stock and Homestake will become a wholly owned subsidiary of Barrick.

          On May 30, 2001, the Company reached an agreement with North Gold (WA) Ltd., a subsidiary of Rio Tinto Limited, to acquire a 100% interest in the Cowal Gold Project located in central New South Wales, Australia, approximately 250 miles west of Sydney. Under the terms of the agreement, Homestake paid a deposit of $375,000 (A$724,000) in June 2001, an additional $9.6 million (A$18.8 million) in July 2001, and will pay a further $2.7 million (A$5.2 million) on the fourth anniversary of the agreement. In addition, Homestake will make a payment of $15.0 million (A$29.3 million) upon reaching a decision to develop a mine. Homestake is in the process of mobilizing drilling equipment to commence its own evaluation of the project.

RESULTS OF OPERATIONS

Summary

          Homestake recorded net income of $20.1 million ($0.08 per share) and $8.1 million ($0.03 per share) in the quarter and six months ended June 30, 2001, compared with the losses of $17.2 million ($0.07 per share) and $33.5 million ($0.13 per share) in the respective 2000 periods.

          The second quarter and year-to-date 2001 results include after-tax foreign currency gains of $6.3 million ($0.02 per share) and losses of $7.8 million ($0.03 per share), respectively. During the second quarter of 2001, the Australian and Canadian currencies strengthened in relation to the U.S. dollar, however, this strengthening was not sufficient to allow the recovery of all the losses recorded during the first quarter of 2001, in which both of these currencies weakened significantly in relation to the U.S. dollar. The majority of the foreign currency losses in 2001 relate to intercompany advances established between the U.S. parent and its Australian and Canadian subsidiaries to finance corporate acquisitions and capital development projects. Second quarter and year-to-date results in 2000 include after-tax foreign currency exchange losses of $6.3 million ($0.02 per share) and $19.3 million ($0.07 per share), respectively.

          The following table outlines the closing U.S. dollar exchange rate for Canadian and Australian dollars on dates indicated:

	Australian Dollar	Canadian Dollar
December 31, 1999	0.6539	0.6929
March 31, 2000	0.6132	0.6880
June 30, 2000	0.5967	0.6760
December 31, 2000	0.5588	0.6666
March 31, 2001	0.4858	0.6340
June 30, 2001	0.5115	0.6589

           Excluding the effect of the foreign currency exchange gains and losses, the Company recorded net income of $13.8 million ($0.05 per share) and $15.9 million ($0.06 per share) for the quarter and six months ended June 30, 2001, respectively, compared to net losses of $10.9 million ($0.04 per share) and $14.2 million ($0.05 per share) for the corresponding periods in 2000. The improvement in the current year’s results primarily reflects higher sales volumes, lower exploration spending, an $8 per ounce decrease in production costs, a gain of $2.4 million on the sale of mining information with respect to the Just-in-Case property, and gains of $4.3 million and $1.3 million on the sale of the discontinued sulfur operations and oil and gas assets in the Gulf of Mexico, respectively, partially offset by a $21 per ounce decline in the realized gold price from the first half of the prior year.

          On July 20, 2000, Freeport-McMoRan Sulphur LLC, the operator and 83.3% owner of the Main Pass joint venture, located in the Gulf of Mexico, announced a phased closure of the sulfur operations. Homestake’s 16.7% interest in the joint venture was reflected as a discontinued operation at June 30, 2000. The 2000 second quarter loss included a non-recurring charge of $12.0 million, reflecting Homestake’s $8.5 million share of unaccrued reclamation and closure costs and a $3.5 million allowance for project operating losses during the shutdown period.

          On May 9, 2001, the Company entered into a purchase and sale agreement with Freeport-McMoRan Sulfur LLC (“Freeport”), the operator and 83.3% owner of Main Pass 299, under which the Company’s 16.7% undivided joint-venture interest in the Main Pass 299 sulfur and oil and gas assets and liabilities have been sold to Freeport. Under the agreement, the Company made a payment of $2.6 million to Freeport and Freeport assumed and agreed to discharge all of the Company’s Main Pass 299 sulfur and oil and gas reclamation obligations. For the quarter ended June 30, 2001, the Company recognized a gain of $4.3 million in discontinued operations related to the disposition of its interest in the Main Pass 299 sulfur operations and a gain of $1.3 million in continuing operations related to the disposition of its interest in the Main Pass 299 oil and gas operations.

Gold Operations

          Revenues from gold and ore sales totaled $188.4 million and $353.9 million in the three and six months ended June 30, 2001, respectively, compared to $169.9 million and $335.4 million in the respective periods in 2000. Higher sales volumes in 2001 were offset by lower realized gold prices as reflected in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Ounces sold	666,400	557,000	1,244,700	1,057,000
Average realized price per ounce	$270	$289	$271	$292

          The following table details Homestake’s gold production by location:

	Production (ounces in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
Mine (Percentage interest)	2001	2000	2001	2000
Australia
Kalgoorlie (50)	109.0	101.0	207.1	197.1
Yilgarn:
Plutonic (100)	94.5	57.4	150.4	115.9
Darlot (100)	31.8	33.4	63.6	63.8
Lawlers (100)	21.6	22.3	46.5	44.3

Total Australia	256.9	214.1	467.6	421.1
Canada
Eskay Creek (100)	82.4	83.5	159.5	168.0
Hemlo (50)	75.8	79.2	149.5	161.5

Total Canada	158.2	162.7	309.0	329.5
United States
Round Mountain (50)(a)	97.7	38.2	198.1	74.2
Ruby Hill (100)	34.4	33.1	64.6	61.4
McLaughlin (100)	28.6	26.4	57.6	55.9
Marigold (33)	8.9	5.0	15.3	11.7
Homestake (100)	55.7	44.1	102.9	91.8

Total United States	225.3	146.8	438.5	295.0
Chile
Agua de la Falda (51)	3.4	6.4	7.8	12.5

Homestake Total	643.8	530.0	1,222.9	1,058.1

(a)	Homestake acquired an additional 25% interest in the Round Mountain mine effective July 1, 2000 increasing its ownership from 25% to 50%.

           The following table details Homestake’s total cash costs per ounce by location:

	Total Cash Costs
	(dollars per ounce)
	Three Months Ended June 30,		Six Months Ended June 30,
Mine (Percentage interest)	2001	2000	2001	2000
Australia
Kalgoorlie (50)	$175	$190	$186	$201
Yilgarn:
Plutonic (100)	147	188	163	201
Darlot (100)	165	191	160	205
Lawlers (100)	221	240	215	225

Total Australia	167	195	178	204
Canada
Eskay Creek (100)(a)	48	34	50	20
Hemlo (50)	201	188	206	191

Total Canada	122	109	125	104
United States
Round Mountain (50)	172	225	172	241
Ruby Hill (100)	95	99	101	102
McLaughlin (100)	220	239	222	231
Marigold (33)	146	273	172	229
Homestake (100)	182	268	201	272

Total United States	168	213	175	219
Chile
Agua de la Falda (51)	258	208	271	209

Homestake Total	$157	$174	$164	$177

(a)
Eskay Creek’s costs per ounce were calculated on a by-product basis. Included as a credit against costs in the 2001 second quarter and year-to-date were revenues from the sale of 3.9 million and 7.5 million ounces of silver, respectively, at average prices of $4.32 and $4.46 per ounce respectively. Included as a credit against costs in the 2000 second quarter and year-to-date were revenues from the sale of 3.3 million and 7.1 million ounces of silver at average prices of $5.12 and $5.11 per ounce, respectively. If Eskay Creek silver production had been accounted for as a co-product, whereby costs would have been $166 and $185 per ounce, in the 2001 and 2000 second quarters, respectively, and $173 and $189 for the year-to-date periods in 2001 and 2000, respectively. For comparison purposes, costs per ounce include estimated third-party costs incurred by smelter owners and others to produce marketable gold and silver.

           The following table details Homestake’s total cash costs per ounce by location:

	Consolidated Production Costs per Ounce (1)
	(dollars per ounce of gold)
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Realized Gold Price	$270	$289	$271	$292

Per Ounce Costs
Direct mining costs	$162	$184	$172	$190
Deferred stripping adjustments	1	(2)	—	(2)
Costs of third-party smelters	15	17	15	18
By-product credits	(28)	(33)	(29)	(36)
Other	—	2	—	2

Cash Operating Costs	150	168	158	172
Royalties	6	5	6	4
Production taxes	1	1	—	1

Total Cash Costs	157	174	164	177
Depreciation and amortization	52	54	53	56
Reclamation and mine closure	16	9	16	8

Total Production Costs	$225	$237	$233	$241

(1)	Homestake reports per ounce production costs in accordance with the “Gold Institute Cost Standard”.

Australia

          Australian production increased by 20% to 256,900 ounces during the second quarter of 2001 from 214,100 ounces during the second quarter of 2000, due to increases in production at the Kalgoorlie and Plutonic mines, partially offset by slightly lower production at the Darlot and Lawlers mines. The weighted average total cash cost at the Australian mines was $167 per ounce during the second quarter of 2001 compared to $195 per ounce during the same period in 2000.

          During the second quarter of 2001, production at Homestake’s 50% owned Kalgoorlie mine increased by 8% to 109,000 ounces at a total cash cost of $175 per ounce compared to 101,000 ounces at a total cash cost of $190 during the second quarter a year ago. The improved performance was achieved through increased mill throughput resulting in higher production, a reduction of production costs due to a weaker Australian dollar and the benefit of operating efficiencies gained from the recent transition from contract to owner mining partially offset by higher mining costs.

          Homestake’s 100%-owned Yilgarn operations, consisting of the Plutonic, Darlot and Lawlers mines, increased production by 31% to 147,900 ounces at a weighted average total cash cost of $162 per ounce during the second quarter of 2001 compared to 113,100 ounces at a weighted average total cash cost of $199 per ounce a year ago, reflecting higher production at the Plutonic mine partially offset by slightly lower production at the Darlot and Lawlers mines. Production at the Plutonic mine totaled 94,500 ounces at a total cash cost of $147 per ounce during the second quarter of 2001 compared to 57,400 ounces at a total cash cost of $188 per ounce during the same period in 2000. The increase in ounces is due to operating efficiencies resulting from higher grade and recovery in the second quarter of 2001 compared to the same period in 2000. Cash costs decreased by $41 per ounce primarily due to the increased production and the weaker Australian dollar. During the first quarter of 2001, the Darlot mine produced 31,800 ounces at a total cash cost of $165 per ounce compared to 33,400 ounces at a total cash cost of $191 per ounce during the second quarter of 2000. The decrease in total cash cost is a result of reduced production costs resulting from the conversion from contract to owner mining and the favorable impact of a weaker Australian dollar. The Lawlers mine produced 21,600 ounces at a total cash cost of $221 per ounce compared to 22,300 ounces at a total cash cost of $240 per ounce a year ago.

Canada

          Canadian gold production decreased 3% to 158,200 ounces during the second quarter of 2001 from 162,700 ounces in 2000. During the second quarter of 2001, the weighted average total cash cost per ounce from the Company’s Canadian mines increased by 12% to $122 per ounce from $109 per ounce a year ago primarily due to lower silver by-product credits at the Eskay Creek mine and increased unit mining costs at the Hemlo operations, as a result of lower ore grades.

          At the Eskay Creek mine, second quarter 2001 production totaled 82,400 ounces at a total cash cost of $48 per ounce compared to 83,500 ounces at a total cash cost of $34 per ounce during the same period in 2000. The decrease in production was as a result of lower grades in the direct shipment ore. The increase in total cash costs reflects lower silver by-product credits due to lower silver production and silver prices and increased smelter, fuel, transportation and mining costs compared to the second quarter of 2000. At the Hemlo operations, Homestake’s 50% share of the second quarter of 2001 production from the combined Williams and David Bell mines totaled 75,800 ounces at an average total cash cost of $201 per ounce compared to 79,200 ounces at an average total cash cost of $188 per ounce for the same quarter of 2000. The marginal reduction in gold production and the increase in total cash costs during the second quarter of 2001 is mainly due to greater quantities of lower grade material sourced from the open pit, and production from the lower grade stopes. The effect of processing lower grade material was partially offset by higher mill throughput, which in the second quarter averaged 10,653 tons of ore per day.

United States

          United States production increased by 53% to 225,300 ounces during the second quarter of 2001 compared to 146,800 ounces in the corresponding quarter of 2000, primarily due to higher attributable production associated with the increase in Homestake’s ownership interest in the Round Mountain mine. The weighted average United States total cash cost decreased by 21% to $168 per ounce during the second quarter of 2001 compared to $213 per ounce during the second quarter of 2000.

          During the second quarter of 2001, Homestake’s 50% share of production from the Round Mountain mine amounted to 97,700 ounces compared to 38,200 ounces representing its 25% share of production in the second quarter of 2000. In July 2000, the Company increased its ownership in the Round Mountain mine through the purchase of Case Pomeroy & Company’s 25% interest. Total cash costs decreased to $172 per ounce during the second quarter of 2001 from $225 per ounce during the same period in 2000. Higher mill throughput and a decrease in in-process ounces contributed to the higher production. Lower cash costs were mainly due to the increase in production. Homestake’s wholly-owned Ruby Hill mine produced 34,400 ounces at a total cash cost of $95 per ounce during the second quarter of 2001 compared to 33,100 ounces at a total cash cost of $99 per ounce for the comparable period of 2000. The increase in production was due to higher ore grades during the second quarter of 2001. The Ruby Hill mine will complete mining in December 2002. Production from the Homestake mine increased to 55,700 ounces during the second quarter of 2001 from 44,100 ounces during the same period in 2000. Total cash cost during the second quarter of 2001 was $182 per ounce compared to $268 per ounce during the corresponding period of 2000. The reduction in cash costs is mainly due to lower mining costs associated with the planned mine closure. The Homestake mine is gradually reducing its workforce and site costs in accordance with a planned mine-out schedule. During the second quarter of 2001, gold production from the processing of the residual stockpiles at the McLaughlin mine totaled 28,600 ounces compared to 26,400 ounces during the second quarter in 2000. Total cash costs decreased to $220 per ounce during the second quarter of 2001 compared to $239 per ounce for the second quarter of 2000. The Company’s share of production from the Marigold mine was 8,900 ounces during the second quarter of 2001 at a total cash cost of $146 per ounce compared to 5,000 ounces at a total cash cost of $273 per ounce during the same period in 2000.

South America

          Homestake’s share of production at its 51%-owned Agua de la Falda mine amounted to 3,400 ounces at a total cash cost of $258 per ounce during the second quarter of 2001 compared to 6,400 ounces of gold at a total cash cost of $208 per ounce in the second quarter of 2000. The decline in production and corresponding increase in total cash costs are primarily due to lower recovery rates.

          Homestake’s 60%-owned Veladero project in northwestern Argentina has completed its 2000-2001 field season. During the second quarter, Homestake focused on continuing the metallurgical testing, incorporating and interpreting new drill results and updating the mine planning, process design, permitting, capital and operating cost estimates, and financial models. Capitalized costs during the second quarter of 2001 were $9.5 million, including capitalized interest of $586,000.

          On July 20, 2001, the Company reported a substantial increase in reserves at the Veladero project. Proven and probable reserves on a 100% basis are now estimated to contain 8.0 million ounces of gold and 130.3 million ounces of silver. Homestake’s share of reserves now amounts to 4.8 million ounces of gold and 78.2 million ounces of silver.

          Other income for the three months ended June 30, 2001 includes foreign exchange gains of $6.8 million, $6.5 million related to intercompany loans and $314,000 related to foreign currency contracts. During the 2001 second quarter, other income also includes a $1.3 million gain from the sale of oil and gas assets and $1.7 million of pension plan curtailment and settlement gains. Other income (loss) during the first half of 2001 includes foreign exchange losses of $8.7 million, $2.5 million related to foreign currency contracts and $6.2 million related to intercompany loans. In addition, other income (loss) during the 2001 first half also includes the $1.3 million gain from the sale of oil and gas assets, a gain of $2.4 million for the sale of mining information related to the Just-in-Case property in Western Australia and $3.4 million for the recognition of pension plan curtailment and settlement gains. Other loss in the six month period of 2000 includes foreign exchange losses of $21.9 million, $12.0 million related to foreign currency contracts and $9.9 million related to intercompany loans, respectively.

          Depreciation, depletion and amortization expense of $73.8 million during the first half of 2001 was comparable to $70.2 million in the same period of 2000. The effects of higher production and the increases in property, plant and equipment resulting from the conversion of certain Australian mines from contract to owner mining were partially offset by reserve expansions.

          Exploration expense for the first half of 2001 decreased to $12.4 million compared to $19.6 million a year ago reflecting a reduction in the current year’s program and the capitalization of Veladero project development costs effective April 1, 2000.

          Income tax expense for the first six months of 2001 was a benefit of $2.7 million compared to an expense of $3.3 million for the same period in 2000. The $2.7 million tax benefit in the first half of 2001 reflects the geographic mix of pre-tax income and losses and the recognition of certain Australian and U.S. deferred tax assets following the closing of the Just-in-Case transaction and disposition of the Company’s interest in Main Pass 299. The Company’s consolidated effective income tax rate fluctuates depending on the geographic mix of pre-tax income and losses.

          Minority interests: During the first six months of 2001, minority interests’ share of losses in consolidated subsidiaries increased to $1.1 million compared to $832,000 in the first half of 2000, primarily due to higher losses at the Agua de la Falda joint venture.

LIQUIDITY AND CAPITAL RESOURCES

          Cash provided by continuing operations totaled $62.8 million in the first six months of 2001 compared to $81.9 million in the first six months of 2000. Working capital at June 30, 2001, amounted to $222.3 million, including cash and equivalents and short-term investments of $213.4 million.

          Capital expenditures of $48.9 million during the first six months of 2001 compares to capital expenditures of $45.7 million during the first six months of 2000. Capital expenditures in 2001 include $9.5 million of capitalized development costs at the Veladero project, $9.4 million at Round Mountain, primarily for new haul trucks, $17.3 million at the Yilgarn operations, primarily for capitalized mine development costs and mining equipment resulting from conversion to owner mining and $5.6 million at Kalgoorlie primarily for the purchase of additional haul trucks. The balance of the 2001 capital expenditures primarily relate to sustaining capital at the Company’s other operating mines. Capital expenditures in 2000 included approximately $16.2 million at the Yilgarn operations primarily for underground development work, $12.6 million at Kalgoorlie primarily for owner mining equipment and a flotation circuit upgrade, $5.8 million for development costs at the Veladero property, and $4.6 million at the Homestake mine for various infrastructure and other capital improvements with the balance primarily relating to sustaining capital at the Company’s operating mines.

          Debt repayments during the first half of 2001 were $5.8 million compared to $136.2 million in the prior year’s first six months. Debt repayments in 2001 reflect mainly principal payments on the capitalized leases. In addition, the Company received $3.7 million of capital proceeds related to the acquisition of the haul trucks at Kalgoorlie. During the first six months of 2000, the Company drew down $99.2 million on the cross-border credit facility and repaid $135.0 million of the 5.5% convertible subordinated notes. In addition, the Company received $6.7 million of capital lease proceeds.

          The Company has a cross-border credit facility (“Credit Facility”) providing a total availability of $430.0 million. The facility is available through July 14, 2003 and provides for borrowings in United States, Canadian and Australian dollars, or gold, or a combination of these. At June 30, 2001, Canadian dollar borrowings under the Credit Facility of $147.4 million (C$224.7 million) were outstanding. Repayments are reflected in the financial statements. The Company pays a commitment fee on the unused portion of this facility ranging from 0.15% to 0.35% per annum, depending upon rating agencies’ ratings for the Company’s senior debt. The credit agreement includes a minimum consolidated net worth test. Interest on the Canadian dollar borrowings is payable quarterly and is based on the Bankers’ Acceptance discount rate plus a stamping fee. At June 30, 2001, this rate was 5.54%.

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

          During the second quarter of 2001 and 2000, the Company delivered 111,000 and 87,000 ounces of gold under hedge contracts at average prices of $262 and $276 per ounce, respectively. During the first half of 2001 and 2000, the Company delivered 198,000 and 178,300 ounces of gold under hedge contracts at average prices of $268 and $300 per ounce, respectively. During the first half of 2000, the Company also delivered 655,000 ounces of silver at an average price of $6.30 per ounce under maturing forward sales and option contracts. The foregoing hedging activities increased revenues in the six months ended June 30, 2001 and 2000 by approximately $79,000 and $346,000, respectively, versus the then prevailing spot prices. The estimated fair value of the Company’s remaining gold hedging position at June 30, 2001 is approximately $43.0 million. The Company’s gold hedging program at June 30, 2001, covers approximately 10% of its proven and probable reserves and contains no exposure to floating lease rates or margin call requirements.

           Under the Company’s foreign currency protection program, the Company has entered into foreign currency option contracts to minimize the effects of the strengthening of the Canadian and/or Australian currencies in relation to the United States dollar. In July 2000, the Company discontinued its foreign currency protection program. Contracts outstanding at June 30, 2001, are expected to remain in place until maturity. Realized and unrealized gains and losses on this program are recorded in other income. At June 30, 2001, the Company had a net unrealized loss of $2.4 million on open contracts under this program.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

          In October 1997, HCI entered into an agreement with Inmet Mining Corporation (“Inmet”) to purchase the Troilus mine in Quebec for $110.0 million plus working capital. In December 1997, HCI terminated the agreement after determining that, on the basis of due diligence studies conditions to closing the arrangement would not be satisfied. On February 23, 1998, Inmet filed suit against HCI in the British Columbia Supreme Court, disputing the termination of the agreement, and alleging that HCI had breached the agreement. Inmet seeks specific performance or, in the alternative, equitable damages. Homestake believes that the agreement with Inmet was terminated properly and that the action by Inmet is without merit. Trial of this action commenced in February and was completed by June 2001. The judge’s final decision is pending.

          In addition, Homestake and its subsidiaries are defendants in various legal actions in the ordinary course of business.

          In the opinion of management, the above matters will be resolved without a material adverse effect on Homestake’s financial condition, results of operations or cash flow.

Item 5.    Other Information

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

Item 6.    Exhibits and Reports on Form 8-K

          (a) Exhibits

None.

          (b) Form 8-K

          The Company filed one report on Form 8-K during the quarter ended June 30, 2001. The report filed on June 27, 2001, contained the press release announcing the proposed merger of Barrick Gold Corporation and the Company.

          The Company filed a Form 8-K on July 3, 2001 to provide details of the proposed merger and the related agreements.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOMESTAKE MINING COMPANY

August 14, 2001
By /S / DAVID W. PEAT

David W. Peat
Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

August 14, 2001
By /S / ALEX G. MORRISON

Alex G. Morrison
Vice President and Controller (Principal Accounting Officer)