Form 10-K/A
period 2000-12-31
HOMESTAKE MINING CO /DE/
filed 2001-11-09
CIK 743872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                          NAME OF EACH
             TITLE OF EACH CLASS                  EXCHANGE ON WHICH REGISTERED
       Common Stock, $1.00 par value              New York Stock Exchange, Inc.
Rights to Purchase Series A Participating
         Cumulative Preferred Stock               New York Stock Exchange, Inc.

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock* held by non-affiliates of the registrant was approximately $1,857,363,000 as of October 30, 2001.

The number of shares of common stock outstanding as of October 30, 2001 was 263,380,225.*

* Includes 3,017,393 Homestake Canada Inc. Exchangeable Shares that may be exchanged at any time for Homestake common stock on a one-to-one basis.

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

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

                                   RESTATEMENT

      After issuing Homestake's 2000 financial statements and filing the Form 10-K with the Securities and Exchange Commission ("SEC"), and following extensive discussion with the Staff of the SEC and the Company's independent accountants, management determined it was necessary to revise its financial statements to expense previously capitalized costs associated with its Veladero project in Argentina, to revise its depreciation and reclamation calculations at the Plutonic and Lawlers mines in Western Australia, and to revise the financial statement footnote presentation of Homestake's segment information.

      Because the level of engineering and other exploration work completed at the Veladero project does not meet the criteria for a full feasibility study, Homestake has reclassified its previously stated Veladero reserves as mineralized material. As a result of this reclassification, Homestake has revised its financial statements to expense previously capitalized Veladero project development expenditures. See Note 23 to Homestake's December 31, 2000 Consolidated Financial Statements for the principal effects of this restatement.

      Management also determined that it is necessary to revise the Company's depreciation and reclamation calculations for the Plutonic and Lawlers mines. In accordance with US GAAP only proven and probable reserves may be used in depreciation and reclamation calculations. The Company had used its best estimate of future gold production as the base for its depreciation and reclamation charges at the Plutonic and Lawlers mines, since their acquisition in 1998. The Company's decision to use its best estimate of future gold production for depreciation and reclamation calculations at these mines reflected the fact that, at the time of their acquisition, only a relatively small proportion of the total inventory of mineralized material at these mines had been upgraded to the reserves category. Homestake has revised its financial statements to use only proven and probable reserves for calculating depreciation and reclamation charges for these mines. See Note 23 to Homestake's December 31, 2000 Consolidated Financial Statements for the principal effects of this restatement.

      In addition, Homestake determined that it is necessary to revise the financial statement footnote presentation of its segment information because discrete operating and financial information is reported to the Chief Operating Officer for each mine. The Company previously had aggregated each mine within each geographic segment for segment disclosure purposes because each mine was considered by management to have similar economic characteristics. However, as ore grades and other operating factors can vary significantly by mine, with resulting material variations in unit operating costs, management has determined that each mine should be reported separately for segment disclosure purposes. See Note 21 to Homestake's December 31, 2000 Consolidated Financial Statements for the principal effects of this restatement.

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

      In July 2000, Freeport-McMoRan Sulphur LLC ("FMS"), the operator and 83.3% owner of the Main Pass joint venture located in the Gulf of Mexico, announced a phased closure of the sulfur operations. Sulfur production ceased in August 2000. As a result, Homestake's 16.7% interest in the joint venture was reflected as a discontinued operation during 2000, and Homestake incurred related non-recurring charges of $12 million. Homestake had previously written-off the carrying value of its interest in Main Pass 299 in 1997.

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

                                GLOSSARY OF TERMS

      See "GLOSSARY AND INFORMATION ON RESERVES" beginning on page 39 for definitions of terms used in the following discussion.

                                 GOLD OPERATIONS

      The following tables present a statistical summary of the Company's gold operations for 2000 and 1999.

                                             ---------------------------------------------------------------------------------------
                                                                               PRODUCTION

------------------------------------------------------------------------------------------------------------------------------------
                                                     100 % BASIS                                             TOTAL        TOTAL
                                       -------------------------------------------  HOMESTAKE'S   CASH        CASH      PRODUCTION
                                          TONS      GRADE                           SHARE(1) OF   COST        COST         COST
                     HOMESTAKE'S       PROCESSED   (OUNCES              PRODUCTION  PRODUCTION   PER TON  PER OUNCE(2) PER OUNCE(2)
                       SHARE %    YEAR  (000'S)    PER TON)  RECOVERY %  (OUNCES)    (OUNCES)   (DOLLARS)   (DOLLARS)    (DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
GOLD

PRODUCING MINES

AUSTRALIA
Kalgoorlie (3), (4)         50%   2000  13,822      0.068      87%        787,600     393,800     $ 12      $ 189       $ 236
                                  1999  11,670      0.070      88%        720,100     360,100       15        235         276
                                  1998  12,472      0.071      89%        780,400     390,200       14        229         278
------------------------------------------------------------------------------------------------------------------------------------
Yilgarn District
   Plutonic                100%   2000   3,347      0.085      89%        253,600     253,600       14        196         263
                                  1999   3,344      0.082      86%        236,500     236,500       14        221         319
                                  1998   3,249      0.089      89%        255,500     255,500       17        226         380
------------------------------------------------------------------------------------------------------------------------------------
   Darlot                  100%   2000     768      0.171      97%        127,100     127,100       32        192         236
                                  1999     760      0.156      96%        113,100     113,100       29        198         236
                                  1998     738      0.111      95%         77,500      77,500       26        250         282
------------------------------------------------------------------------------------------------------------------------------------
   Lawlers                 100%   2000     729      0.145      96%        101,200     101,200       27        213         260
                                  1999     669      0.166      95%        104,300     104,300       27        189         255
                                  1998     630      0.208      96%        126,400     126,400       36        181         206
------------------------------------------------------------------------------------------------------------------------------------
Yilgarn District Total     100%   2000                                    481,900     481,900                 199         255
                                  1999                                    453,900     453,900                 208         283
                                  1998                                    459,400     459,400                 218         316
------------------------------------------------------------------------------------------------------------------------------------
TOTAL AUSTRALIA                   2000                                                875,700                 194         246
                                  1999                                                835,500                 219         278
                                  1998                                                925,700                 224         295
------------------------------------------------------------------------------------------------------------------------------------
CANADA
Eskay Creek (5), (6)       100%   2000     212      1.703      95%        333,200     333,200       47         30         156
                                  1999     193      1.773      95%        309,000     309,000       28         15         143
                                  1998     162      1.870      95%        277,700     156,500        9          5          77
------------------------------------------------------------------------------------------------------------------------------------
Hemlo (7)                   50%   2000   3,247      0.191      95%        632,500     304,900       35        193         227
                                  1999   3,170      0.194      95%        633,100     305,100       37        197         231
                                  1998   3,189      0.182      95%        595,400     286,400       37        210         247
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CANADA (8)                  2000                                                638,100                 108         190
                                  1999                                                656,400                 112         188
                                  1998                                                495,800                 145         204
------------------------------------------------------------------------------------------------------------------------------------
UNITED STATES
Round Mountain (9)          50%   2000  63,090      0.016                 640,100     243,700        2        206         271
                                  1999  52,908      0.017                 541,800     135,500        2        198         268
                                  1998  46,510      0.016                 510,500     127,600        3        220         276
------------------------------------------------------------------------------------------------------------------------------------
Ruby Hill                  100%   2000   1,200      0.119      88%        125,200     125,200       11        106         245
                                  1999   1,222      0.115      88%        123,800     123,800       12        104         240
                                  1998   1,324      0.098      90%        116,500     116,500       11        122         241
------------------------------------------------------------------------------------------------------------------------------------
McLaughlin                 100%   2000   2,842      0.063      61%        107,800     107,800        9        235         325
                                  1999   2,834      0.070      61%        121,500     121,500       10        223         337
                                  1998   2,839      0.077      58%        128,700     128,700       10        219         346
------------------------------------------------------------------------------------------------------------------------------------
Marigold                    33%   2000   2,528      0.035                  65,500      21,800        7        247         289
                                  1999   3,549      0.026                  74,200      24,700        4        207         248
                                  1998   3,215      0.027                  71,900      24,000        5        235         265
------------------------------------------------------------------------------------------------------------------------------------
Homestake                  100%   2000     838      0.204      94%        170,900     170,900       55        268         308
                                  1999   1,249      0.171     100%        212,700     212,700       44        261         278
                                  1998   2,075      0.141      95%        277,400     277,400       33        249         295
------------------------------------------------------------------------------------------------------------------------------------
TOTAL UNITED STATES (10)          2000                                                669,400                 209         285
                                  1999                                                624,200                 207         278
                                  1998                                                691,500                 221         295
------------------------------------------------------------------------------------------------------------------------------------
CHILE
Agua de la Falda            51%   2000     314      0.213      67%         44,900      22,900       30        207         282
                                  1999     318      0.239      63%         47,900      24,400       29        189         278
                                  1998     309      0.216      72%         47,300      24,100       31        198         287
------------------------------------------------------------------------------------------------------------------------------------
PRODUCING MINE TOTALS
                                  2000                                              2,206,100                 174         242
                                  1999                                              2,140,500                 182         250
                                  1998                                              2,137,100                 205         274
------------------------------------------------------------------------------------------------------------------------------------

NOTES:

      (1)   Homestake's share of production is shown net of minority interests.
      (2) Homestake reports per ounce production costs in accordance with the "Gold Institute Production Cost Standard."
      (3) Includes the effect of insurance proceeds received and credited to processing costs of $1.1 million and $4.8 million in 2000 and 1999, respectively.
      (4) Includes 21,500 ounces and 23,800 ounces of gold produced at the Peak Hill mine in Western Australia during 1999 and 1998, respectively, 52,300 ounces of gold produced at the Mt. Morgans mine in Western Australia during 1998, and 19,000 ounces of gold contained in reserves at the Peak Hill mine for the year ended December 31, 1998.
      (5) Eskay Creek's costs per ounce were calculated on a by-product basis. Included as a credit against costs in 2000 were revenues from the sale of 14.7 million (13.1 million and 11.7 million in 1999 and 1998, respectively) ounces of silver sold at an average price of $4.91 ($5.22 and $5.55 in 1999 and 1998, respectively) per ounce. If Eskay Creek silver production had been accounted for as a co-product, whereby costs were allocated separately to gold and silver based on their proportion of revenues, total cash costs and total production costs would have been $168 and $237 per ounce, respectively, in 2000 and $131 and $202 per ounce, respectively, in 1999 and $133 and $169 per ounce, respectively, in 1998. For comparison purposes, costs per ounce include estimated third-party costs incurred by smelter owners and others to produce marketable gold and silver.
      (6) The Eskay Creek mine was owned 100% by Prime Resources Group Inc. ("Prime"). On December 3, 1998, Homestake acquired the 49.4% of Prime which it did not already own and subsequently, Prime was amalgamated with Homestake Canada Inc. The 1998 production amounts shown are Homestake's share excluding the minority interest's share of production. Production amounts include ounces payable in ore and concentrates sold to smelters.
      (7) The 100% production includes 414,100, 172,900, and 45,500 ounces in 2000, 423,700, 164,100 and 45,300 ounces in 1999 and 390,400,
            159,700 and 45,300 ounces in 1998 from the Williams mine, the David Bell mine and the Quarter Claim, respectively. Homestake's share of gold production includes 207,100, 86,500 and 11,300 ounces in 2000, 211,800, 82,000 and 11,300 ounces in 1999 and 195,200, 79,800 and
            11,300 ounces in 1998 from the Williams mine, the David Bell mine and the Quarter Claim, respectively.
      (8) Includes 42,300 ounces and 52,900 ounces of gold produced at the Snip mine in British Columbia, Canada during 1999 and 1998, respectively.
      (9) Homestake acquired an additional 25% interest in the Round Mountain mine effective July 1, 2000.
      (10) Includes 6,000 ounces and 23,800 ounces of gold produced at the Pinson mine in Nevada during 1999 and 1998, respectively.

                                                        ----------------------------------------------------------------------------
                                                                                    RESERVES (a)

------------------------------------------------------------------------------------------------------------------------------------
                                                                      100 % BASIS                  HOMESTAKE'S
                                                        -----------------------------------------    SHARE OF
                                                                         GRADE        CONTAINED      CONTAINED     TYPICAL DRILL
                              HOMESTAKE'S                 TONS          (OUNCES        OUNCES         OUNCES        SPACING (c)
                                SHARE %     YEAR         (000'S)        PER TON)     (000'S) (b)      (000'S)          (FEET)
------------------------------------------------------------------------------------------------------------------------------------
GOLD

PRODUCING MINES

AUSTRALIA
Kalgoorlie                          50%     2000         209,108          0.060        12,540           6,270            125
                                            1999         203,046          0.067        13,530           6,765
                                            1998         170,600          0.067        11,440           5,720
------------------------------------------------------------------------------------------------------------------------------------
Yilgarn District
   Plutonic                        100%     2000           9,501          0.131         1,240           1,240            100
                                            1999           7,985          0.107           854             854
                                            1998           9,281          0.073           677             677
------------------------------------------------------------------------------------------------------------------------------------
   Darlot                          100%     2000           8,921          0.157         1,405           1,405             60
                                            1999           8,660          0.148         1,280           1,280
                                            1998           9,022          0.154         1,393           1,393
------------------------------------------------------------------------------------------------------------------------------------
   Lawlers                         100%     2000           2,605          0.145           378             378             65
                                            1999           2,331          0.152           355             355
                                            1998           1,020          0.117           119             119
------------------------------------------------------------------------------------------------------------------------------------
Yilgarn District Total             100%     2000                                                        3,023
                                            1999                                                        2,489
                                            1998                                                        2,189
------------------------------------------------------------------------------------------------------------------------------------
TOTAL AUSTRALIA (1)                         2000                                                        9,293
                                            1999                                                        9,254
                                            1998                                                        7,928
------------------------------------------------------------------------------------------------------------------------------------
CANADA
Eskay Creek (2)                    100%     2000           1,617          1.310         2,118           2,118             30
                                            1999           1,610          1.496         2,409           2,409
                                            1998           1,552          1.683         2,611           2,611
------------------------------------------------------------------------------------------------------------------------------------
Hemlo (3)                           50%     2000          29,368          0.164         4,819           2,396            125
                                            1999          32,649          0.168         5,500           2,725
                                            1998          34,965          0.169         5,926           2,927
------------------------------------------------------------------------------------------------------------------------------------
TOTAL CANADA                                2000                                                        4,514
                                            1999                                                        5,134
                                            1998                                                        5,582
------------------------------------------------------------------------------------------------------------------------------------
UNITED STATES
Round Mountain (4), (5)             50%     2000         273,200          0.019         5,218           2,609            150
                                            1999         320,062          0.018         5,875           1,469
                                            1998         358,597          0.018         6,375           1,594
------------------------------------------------------------------------------------------------------------------------------------
Ruby Hill                          100%     2000           2,561          0.105           268             268            100
                                            1999           3,773          0.110           417             417
                                            1998           5,082          0.109           553             553
------------------------------------------------------------------------------------------------------------------------------------
McLaughlin (6)                     100%     2000           4,000          0.060           240             240            n/a
                                            1999           7,825          0.056           438             438
                                            1998          10,934          0.057           626             626
------------------------------------------------------------------------------------------------------------------------------------
Marigold                            33%     2000          30,259          0.035         1,064             355            120
                                            1999          19,090          0.032           613             204
                                            1998          19,120          0.033           639             213
------------------------------------------------------------------------------------------------------------------------------------
Homestake                          100%     2000             822          0.203           167             167             50
                                            1999           7,911          0.228         1,802           1,802
                                            1998          11,118          0.216         2,401           2,401
------------------------------------------------------------------------------------------------------------------------------------
TOTAL UNITED STATES                         2000                                                        3,639
                                            1999                                                        4,330
                                            1998                                                        5,387
------------------------------------------------------------------------------------------------------------------------------------
CHILE
Agua de la Falda                    51%     2000             405          0.210            85              43             75
                                            1999             525          0.180            94              48
                                            1998             670          0.185           124              63
------------------------------------------------------------------------------------------------------------------------------------
PRODUCING MINE TOTALS
                                            2000                                                       17,489
                                            1999                                                       18,766
                                            1998                                                       18,960
------------------------------------------------------------------------------------------------------------------------------------
SILVER
PRODUCING MINES
ESKAY CREEK - SILVER
                                   100%     2000           1,617         59.100        95,584          95,584
                                            1999           1,610         68.300       110,000         110,000
                                            1998           1,552         72.700       112,816         112,816
------------------------------------------------------------------------------------------------------------------------------------

NOTES:

      (1) Homestake's share of reserves at Kalgoorlie at December 31, 2000 include 6.8 million tons of stockpiled material containing 295,000 ounces of gold (5.8 million tons containing 255,000 ounces and 5.7 million tons containing 265,000 ounces at December 31, 1999 and 1998, respectively) .
      (2) Plutonic reserves at December 31, 2000, include 2.6 million tons of stockpiled material containing 53,000 ounces of gold (3.7 million tons containing 102,000 ounces and 5.8 million tons containing
            148,000 ounces at December 31,1999 and 1998, respectively) .
      (3)   The 100% contained ounces include 3,548,000 and 1,219,000 ounces in
            2000, 4,028,000 and 1,472,000 ounces in 1999 and 4,431,000 and
            1,495,000 ounces in 1998 from the Williams and David Bell mines, respectively. Homestake's share of contained ounces includes 1,774,000 and 623,000 ounces in 2000, 2,014,000 and 711,000 ounces in 1999 and 2,216,000 and 711,000 ounces in 1998 from the Williams and David Bell mines, respectively. In addition, reserves for the David Bell mine include a 25% net profits interest in the Quarter Claim.
      (4) Homestake acquired an additional 25% interest in the Round Mountain mine effective July 1, 2000.
      (5) Homestake's share of reserves at Round Mountain at December 31, 2000 include 44.9 million tons of stockpiled material containing 487,000 ounces of gold (27.6 million tons containing 305,000 ounces and 30.8 million tons containing 342,000 ounces at December 31, 1999 and 1998, respectively).
      (6) For all periods presented, McLaughlin reserves consisted entirely of stockpiled material.

DEFINITIONS:

      (a) A proven and probable reserve is that part of a mineral deposit which could be extracted or produced economically and legally at the time of the reserve determination. Reserve estimates represent tonnages and grades that are recoverable after losses for mining and dilution. The per ounce gold and silver prices used in determining reserve figures for each of the years in the three year period ended December 31, 2000, were $300 and $5.25, $325 and $5.25 and $325 and
            $5.00, respectively. Calculated at a $275 per ounce price, December 31, 2000 gold reserves would decline by 234,000 ounces, or 1% to 20,555,000 ounces.
      (b) Contained ounces are estimates of metal contained in ore tonnages and are before allowances for processing losses.
      (c) The drill spacings shown are approximate averages for each mine. Locally the spacings vary due to geological or mine planning requirements.

                                                                      -------------------------------------------------------
                                                                             MINERALIZED (a)
                                                                                MATERIAL
-----------------------------------------------------------------------------------------------------------------------------

                                                                               100 % BASIS
                                                                      -----------------------------
                                                                                            GRADE             TYPICAL DRILL
                                       HOMESTAKE'S                        TONS             (OUNCES              SPACING (b)
                                         SHARE %      YEAR              (000'S)            PER TON)               (FEET)
-----------------------------------------------------------------------------------------------------------------------------
GOLD

PRODUCING MINES

AUSTRALIA
Kalgoorlie                                   50%      2000              162,040              0.072                   150
                                                      1999              128,421              0.070
                                                      1998              157,422              0.069
-----------------------------------------------------------------------------------------------------------------------------
Yilgarn District
   Plutonic                                 100%      2000                9,272              0.163                   125
                                                      1999               11,877              0.130
                                                      1998               12,235              0.100
-----------------------------------------------------------------------------------------------------------------------------
   Darlot                                   100%      2000                3,904              0.111                    65
                                                      1999                2,951              0.097
                                                      1998                3,271              0.105
-----------------------------------------------------------------------------------------------------------------------------
   Lawlers                                  100%      2000                2,638              0.188                    65
                                                      1999                2,977              0.125
                                                      1998                3,458              0.141
-----------------------------------------------------------------------------------------------------------------------------
CANADA
Eskay Creek                                 100%      2000                  456              0.387                    75
                                                      1999                  499              0.435
                                                      1998                  467              0.448
-----------------------------------------------------------------------------------------------------------------------------
Hemlo                                        50%      2000                  884              0.141                   125
                                                      1999                  645              0.109
                                                      1998                  645              0.109
-----------------------------------------------------------------------------------------------------------------------------
UNITED STATES
Round Mountain (1)                           50%      2000               18,705              0.022                   150
                                                      1999               31,364              0.021
                                                      1998               28,506              0.020
-----------------------------------------------------------------------------------------------------------------------------
Ruby Hill                                   100%      2000                7,325              0.072                   150
                                                      1999                7,325              0.072
                                                      1998                7,325              0.072
-----------------------------------------------------------------------------------------------------------------------------
McLaughlin                                  100%      2000                   --                 --                   n/a
                                                      1999                   --                 --
                                                      1998                   --                 --
-----------------------------------------------------------------------------------------------------------------------------
Marigold                                     33%      2000               20,641              0.029                   200
                                                      1999                   --                 --
                                                      1998                   --                 --
-----------------------------------------------------------------------------------------------------------------------------
Homestake                                   100%      2000                   --                 --
                                                      1999                5,982              0.223                   n/a
                                                      1998                4,070              0.238
-----------------------------------------------------------------------------------------------------------------------------
CHILE
Agua de la Falda                             51%      2000                   --                 --                   n/a
                                                      1999                  145              0.151
                                                      1998                   --                 --
-----------------------------------------------------------------------------------------------------------------------------
DEVELOPMENT PROJECTS
CHILE
Jeronimo                                     51%      2000                6,903              0.162                   125
                                                      1999                6,903              0.162
                                                      1998                6,903              0.162
-----------------------------------------------------------------------------------------------------------------------------
ARGENTINA
Veladero                                     60%      2000              224,400              0.044                   150
                                                      1999               86,530              0.047
                                                      1998                   --                 --
-----------------------------------------------------------------------------------------------------------------------------
SILVER
PRODUCING MINES
ESKAY CREEK - SILVER
                                            100%      2000                  456             12.400
                                                      1999                  499             12.100
                                                      1998                  467             11.700
-----------------------------------------------------------------------------------------------------------------------------
DEVELOPMENT PROJECTS
VELADERO - SILVER
                                             60%      2000              224,400              0.600
                                                      1999               86,530              0.770
                                                      1998
-----------------------------------------------------------------------------------------------------------------------------

NOTES:

      (1) Homestake acquired an additional 25% interest in the Round Mountain mine effective July 1, 2000.

DEFINITIONS:

      (a) Mineralized material is gold-bearing material that has been physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation, but it has not demonstrated economic viability. While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material has established geologic continuity, but cannot be classified in the reserves category until final technical, economic and legal factors have been determined. The category of mineralized material includes measured and indicated material, but excludes material often referred to as inferred, or estimated on the basis of geologic inferences. Consistent with Homestake's normal procedures for estimating mineralized material, independent data verification has not been performed. There is no stockpiled material included in theestimates of mineralized material.
      (b) The drill spacings shown are approximate averages for each mine. Locally the spacings vary due to geological or mine planning requirements.

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

      There are a number of native title claims relating to the area of the Kalgoorlie operations, but the validity of those claims has not been determined. (See "RISK FACTORS" beginning on page 44.)

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

      Homestake has a 50% share of the following amounts:

                    YEAR-END PROVEN AND PROBABLE ORE RESERVES
                                  (100% BASIS)

                                                                        2000                    1999
                                                                   ---------------         ----------------
      Tons of ore (000)                                                   209,108                  203,046
      Ounces of gold per ton                                                0.060                    0.067
      Contained ounces of gold (000)                                       12,540                   13,530

                           OPERATING DATA (100% BASIS)

                                                                        2000                    1999
                                                                   ---------------         ----------------
      PRODUCTION STATISTICS:
           SUPER PIT:
               Tons of ore mined (000)                                     14,652                   10,391
               Stripping ratio (waste:ore)                                  5.3:1                    5.7:1
               Tons of ore milled (000)                                    12,452                    9,958
               Mill feed ore grade (oz. gold/ton)                           0.066                    0.068
               Mill recovery (%)                                               87                       88
               Gold recovered (000 ozs.)                                      677                      590

           MT CHARLOTTE:
               Tons of ore mined (000)                                      1,388                    1,686
               Tons of ore milled (000)                                     1,370                    1,711
               Mill feed ore grade (oz. gold/ton)                           0.089                    0.081
               Mill recovery (%)                                               90                       91
               Gold recovered (000 ozs.)                                      110                      130

           COMBINED PRODUCTION STATISTICS:
               Tons of ore mined (000)                                     16,040                   12,077
               Tons of ore milled (000)                                    13,822                   11,670
               Mill feed ore grade (oz. gold/ton)                           0.068                    0.070
               Mill recovery (%)                                               87                       88
               Gold recovered (000 ozs.)                                      788                      720

           HOMESTAKE'S COST PER OUNCE OF GOLD PRODUCED:
               Cash operating costs (1)                                      $183                     $231
               Other cash costs                                                 6                        4
               Noncash costs                                                   47                       41
                                                                   ---------------         ----------------
               Total production costs                                        $236                     $276

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

                    YEAR-END PROVEN AND PROBABLE ORE RESERVES

                                                                           2000                     1999
                                                                      ----------------         ---------------
         Tons of ore (000)                                                      9,501                   7,985
         Ounces of gold per ton                                                 0.131                   0.107
         Contained ounces of gold (000)                                         1,240                     854

                                 OPERATING DATA
                                                                           2000                    1999
                                                                      ----------------         --------------
         PRODUCTION STATISTICS:
              Tons of ore mined (000)                                           1,843                  1,278
              Ore grade mined (oz. gold/ton)                                    0.131                  0.159
              Tons of ore milled (000)                                          3,347                  3,344
              Mill feed ore grade (oz. gold/ton)                                0.085                  0.082
              Mill recovery (%)                                                    89                     86
              Gold recovered (000 ozs.)                                           254                    236

         COST PER OUNCE OF GOLD PRODUCED:
              Cash operating costs                                               $191                   $216
              Other cash costs                                                      5                      5
              Noncash costs                                                        67                     98
                                                                      ----------------         --------------
              Total production costs                                             $263                   $319

In 2000, noncash costs decreased to $67 per ounce from $98 per ounce in 1999 reflecting a significant increase in reserves at December 31, 1999.

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

                    YEAR-END PROVEN AND PROBABLE ORE RESERVES

                                                                           2000                     1999
                                                                      ----------------         ---------------
         Tons of ore (000)                                                      8,921                   8,660
         Ounces of gold per ton                                                 0.157                   0.148
         Contained ounces of gold (000)                                         1,405                   1,280

                                 OPERATING DATA
                                                                           2000                     1999
                                                                      ----------------         ---------------
         PRODUCTION STATISTICS:
              Tons of ore mined (000)                                             784                     733
              Ore grade mined (oz. gold/ton)                                    0.155                   0.161
              Tons of ore milled (000)                                            768                     760
              Mill feed ore grade (oz. gold/ton)                                0.171                   0.156
              Mill recovery (%)                                                    97                      96
              Gold recovered (000 ozs.)                                           127                     113

         COST PER OUNCE OF GOLD PRODUCED:
              Cash operating costs                                               $187                    $195
              Other cash costs                                                      5                       3
              Noncash costs                                                        44                      38
                                                                      ----------------         ---------------
              Total production costs                                             $236                    $236

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

                    YEAR-END PROVEN AND PROBABLE ORE RESERVES

                                                                           2000                     1999
                                                                      ----------------         ---------------
         Tons of ore (000)                                                      2,605                   2,331
         Ounces of gold per ton                                                 0.145                   0.152
         Contained ounces of gold (000)                                           378                     355

                                 OPERATING DATA
                                                                           2000                     1999
                                                                      ----------------         ---------------
         PRODUCTION STATISTICS:
              Tons of ore mined (000)                                             517                     354
              Ore grade mined (oz. gold/ton)                                    0.174                   0.169
              Tons of ore milled (000)                                            729                     669
              Mill feed ore grade (oz. gold/ton)                                0.145                   0.166
              Mill recovery (%)                                                    96                      95
              Gold recovered (000 ozs.)                                           101                     104

         COST PER OUNCE OF GOLD PRODUCED:
              Cash operating costs                                               $208                    $186
              Other cash costs                                                      5                       3
              Noncash costs                                                        47                      66
                                                                      ----------------         ---------------
              Total production costs                                             $260                    $255

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

                                 OPERATING DATA

                                                                           1999
                                                                      ----------------
         PRODUCTION STATISTICS:
              Tons of ore milled (000)                                            649
              Mill feed ore grade (oz. gold/ton)                                0.050
              Mill recovery (%)                                                    98
              Gold recovered (000 ozs.)                                            32

         HOMESTAKE'S COST PER OUNCE OF GOLD PRODUCED:
              Cash operating costs                                               $180
              Other cash costs                                                      3
              Noncash costs                                                         9
                                                                      ----------------
              Total production costs                                             $192

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

      There are aboriginal claims relating to areas of British Columbia and other parts of Canada, including a claim by the Tahltan Nation to the area which includes the Eskay Creek mine. The nature and extent and validity of such claims have not been determined. The mine has entered into several service contracts with the Tahltan Nation Development Corporation, and approximately 35% of the employees at the mine are members of the Tahltan Nation. Homestake believes that its relations with aboriginal groups, including the Tahltan Nation, are excellent. Homestake does not believe that aboriginal claims at Eskay Creek will have any material adverse effect. However, future exploration for and development of new mines in Canada could be adversely affected, depending on future legal developments in this area. The extent of any such effect, if any, is not known. (See "RISK FACTORS" beginning on page 44.)

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

                    YEAR-END PROVEN AND PROBABLE ORE RESERVES

                                                                           2000                     1999
                                                                     -----------------         ---------------
         Tons of ore (000)                                                      1,617                   1,610
         Ore grade (ozs. gold/ton)                                              1.310                   1.496
         Contained ounces of gold (000)                                         2,118                   2,409
         Ore grade (ozs. silver/ton)                                             59.1                    68.3
         Contained ounces of silver (000)                                      95,584                 110,000

                                 OPERATING DATA

                                                                           2000                     1999
                                                                      ----------------         ---------------
         PRODUCTION STATISTICS:
              Tons of ore shipped (000)                                           116                     114
              Direct ore sales grade (ozs. gold/ton)                             2.34                    2.24
              Direct ore sales grade (ozs. silver/ton)                          102.4                    95.4
              Tons milled (000)                                                    96                      79
              Mill grade (ozs. gold/ton)                                        0.937                   1.102
              Mill grade (ozs. silver/ton)                                       36.8                    38.6
              Mill recovery - gold %                                               95                      95
              Mill recovery - silver %                                             95                      95
              Gold production (000 ozs.)                                          333                     309
              Silver production (000 ozs.)                                     14,738                  13,145

          COST PER OUNCE OF GOLD PRODUCED:
              Cash operating costs (1)                                            $26                     $10
              Other cash costs                                                      4                       5
              Noncash costs                                                       126                     128
                                                                      ----------------         ---------------
              Total production costs                                             $156                    $143

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

      Homestake has a 50% share of the following amounts:

                    YEAR-END PROVEN AND PROBABLE ORE RESERVES
                                  (100% BASIS)

                                                                           2000                     1999
                                                                      ----------------         ---------------
         Tons of ore (000)                                                     29,169                  32,267
         Ounces of gold per ton                                                 0.163                   0.167
         Contained ounces of gold (000)                                         4,767                   5,401

                           OPERATING DATA (100% BASIS)

                                                                           2000                     1999
                                                                      ----------------         ---------------
         PRODUCTION STATISTICS:
            WILLIAMS:
              Tons of ore milled (000)                                          2,753                   2,681
              Mill feed ore grade (oz. gold/ton)                                0.158                   0.166
              Mill recovery (%)                                                    95                      95
              Gold recovered (000 ozs.)                                           414                     424

            DAVID BELL:
              Tons of ore milled (000)                                            494                     489
              Mill feed ore grade (oz. gold/ton)                                0.369                   0.346
              Mill recovery (%)                                                    94                      94
              Gold recovered (000 ozs.)                                           173                     164

         COMBINED PRODUCTION STATISTICS:
              Tons of ore milled (000)                                          3,247                   3,170
              Mill feed ore grade (oz. gold/ton)                                0.191                   0.194
              Mill recovery (%)                                                    95                      95
              Gold recovered (000 ozs.)                                           587                     588

         HOMESTAKE'S COST PER OUNCE OF GOLD PRODUCED:
              Cash operating costs                                               $187                    $191
              Other cash costs                                                      6                       6
              Noncash costs                                                        36                      34
                                                                      ----------------         ---------------
              Total production costs                                             $229                    $231

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

                                     GEOLOGY

      See "Hemlo Operations- Geology."

      Homestake has a 25% share of the following amounts:

                    YEAR-END PROVEN AND PROBABLE ORE RESERVES
                                  (100% BASIS)

                                                                           2000                     1999
                                                                      ----------------         ---------------
         Tons of ore (000)                                                        199                     382
         Ounces of gold per ton                                                 0.258                   0.259
         Contained ounces of gold (000)                                            52                      99

                           OPERATING DATA (100% BASIS)

                                                                           2000                     1999
                                                                      ----------------         ---------------
         PRODUCTION STATISTICS:
              Tons of ore milled (000)                                            183                     183
              Mill feed ore grade (oz. gold/ton)                                0.258                   0.257
              Mill recovery (%)                                                    96                      96
              Gold recovered (000 ozs.)                                            45                      45

         HOMESTAKE'S COST PER OUNCE OF GOLD PRODUCED:
              Cash operating costs                                               $169                    $156
              Other cash costs                                                      8                       8
              Noncash costs                                                         2                       2
                                                                      ----------------         ---------------
              Total production costs                                             $179                    $166

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

                                 OPERATING DATA

                                                                           1999
                                                                      ----------------
         PRODUCTION STATISTICS:
              Tons of ore milled (000)                                             71
              Mill feed ore grade (oz. gold/ton)                                0.665
              Mill recovery (%)                                                    92
              Gold recovered (000 ozs.)                                            42

         HOMESTAKE'S COST PER OUNCE OF GOLD PRODUCED:
              Cash operating costs                                               $208
              Noncash costs                                                        --
                                                                      ----------------
              Total production costs                                             $208

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

      On July 1, 2000 Homestake increased its interest in the mine from 25% to 50%:

                    YEAR-END PROVEN AND PROBABLE ORE RESERVES
                                  (100% BASIS)

                                                                            2000                     1999
                                                                      ----------------         ---------------
         Tons of ore (000)                                                    273,200                 320,062
         Ounces of gold per ton                                                 0.019                   0.018
         Contained ounces of gold (000)                                         5,218                   5,875

                           OPERATING DATA (100% BASIS)

                                                                           2000                     1999
                                                                      ----------------         ---------------
         PRODUCTION STATISTICS:
              Tons of ore mined (000)                                          38,498                  32,925
              Stripping ratio (waste:ore)                                       0.8:1                   1.4:1
              Tons of ore leached:
                   Reusable pads (000)                                          8,785                   5,741
                   Dedicated pad (000)                                         50,918                  44,167
              Weighted average ore grade
                   placed on the pads (oz. gold/ton)                            0.014                   0.013
              Leach recovery - reusable pads (%)                                   62                      73
              Tons of ore milled (000)                                          3,387                   2,999
              Ore grade milled (oz. gold/ton)                                   0.045                   0.067
              Mill recovery (%)                                                    83                      87
              Gold recovered (000 ozs.)                                           640                     542

         HOMESTAKE'S COST PER OUNCE OF GOLD PRODUCED:
              Cash operating costs                                               $195                    $188
              Other cash costs                                                     11                      10
              Noncash costs                                                        65                      70
                                                                      ----------------         ---------------
              Total production costs                                             $271                    $268

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

                    YEAR-END PROVEN AND PROBABLE ORE RESERVES

                                                                           2000                     1999
                                                                      ----------------         ---------------
         Tons of ore (000)                                                      2,561                   3,773
         Ounces of gold per ton                                                 0.105                   0.110
         Contained ounces of gold (000)                                           268                     417

                                 OPERATING DATA

                                                                           2000                     1999
                                                                      ----------------         ---------------
         PRODUCTION STATISTICS:
              Tons of ore mined (000)                                           1,138                   1,078
              Stripping ratio (waste:ore)                                       7.1:1                   7.1:1
              Tons of ore leached (000)                                         1,200                   1,222
              Ore grade leached (oz. gold/ton)                                  0.119                   0.115
              Recovery (%)                                                         88                      88
              Gold recovered (000 ozs.)                                           125                     124

         COST PER OUNCE OF GOLD PRODUCED:
              Cash operating costs                                                $99                     $97
              Other cash costs                                                      7                       7
              Noncash costs                                                       139                     136
                                                                      ----------------         ---------------
              Total production costs                                             $245                    $240

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

      McLaughlin mine royalties are equivalent to approximately 2% of revenues.

                    YEAR-END PROVEN AND PROBABLE ORE RESERVES

                                                                           2000                     1999
                                                                      ----------------         ---------------
         STOCKPILED:
              Tons of ore (000)                                                 4,000                   7,825
              Ounces of gold per ton                                            0.060                   0.056
              Contained ounces of gold (000)                                      240                     438

                                 OPERATING DATA

                                                                           2000                     1999
                                                                      ----------------         ---------------
         PRODUCTION STATISTICS:
              Tons of ore milled (000)                                          2,842                   2,834
              Mill feed ore grade (oz. gold/ton)                                0.063                   0.070
              Mill recovery (%)                                                    61                      61
              Gold recovered (000 ozs.)                                           108                     121

         COST PER OUNCE OF GOLD PRODUCED:
              Cash operating costs                                               $229                    $217
              Other cash costs                                                      6                       6
              Noncash costs                                                        90                     114
                                                                      ----------------        ----------------
              Total production costs                                             $325                    $337

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

      Homestake has a 33.3% share of the following amounts:

                    YEAR-END PROVEN AND PROBABLE ORE RESERVES
                                  (100% BASIS)

                                                                           2000                     1999
                                                                      ----------------         ---------------
         Tons of ore (000)                                                     30,259                  19,090
         Ounces of gold per ton                                                 0.035                   0.032
         Contained ounces of gold (000)                                         1,064                     613

                           OPERATING DATA (100% BASIS)

                                                                           2000                     1999
                                                                      ----------------         ---------------
         PRODUCTION STATISTICS:
              Tons of ore mined (000)                                           2,528                   3,491
              Stripping ratio (waste:ore)                                       4.6:1                   2.4:1
              Tons of ore milled (000)                                             --                     147
              Ore grade milled (oz. gold/ton)                                      --                   0.081
              Mill recovery (%)                                                    --                      94
              Tons of ore leached (000)                                         2,528                   3,402
              Ore grade leached (oz. gold/ton)                                  0.035                   0.024
              Gold recovered (000 ozs.)                                            65                      74

         HOMESTAKE'S COST PER OUNCE OF GOLD PRODUCED:
              Cash operating costs                                               $227                    $188
              Other cash costs                                                     20                      19
              Noncash costs                                                        42                      41
                                                                      ----------------         ---------------
              Total production costs                                             $289                    $248

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

                    YEAR-END PROVEN AND PROBABLE ORE RESERVES

                                                                           2000                     1999
                                                                      ----------------         ---------------
         Tons of ore (000)                                                        822                   7,911
         Ounces of gold per ton                                                 0.203                   0.228
         Contained ounces of gold (000)                                           167                   1,802

                                 OPERATING DATA

                                                                            2000                    1999
                                                                       ---------------         ---------------
         PRODUCTION STATISTICS:
              Tons of ore mined (000):                                            838                     821
              Ore grade mined (oz. gold/ton):                                   0.204                   0.226
              Tons of ore milled (000)                                            838                   1,249
              Mill feed ore grade (oz. gold/ton)                                0.204                   0.171
              Mill recovery (%)                                                    94                     100
              Gold recovered (000 ozs.)                                           171                     213

         COST PER OUNCE OF GOLD PRODUCED:
              Cash operating costs                                               $267                    $256
              Other cash costs                                                      1                       5
              Noncash costs                                                        40                      17
                                                                      ----------------         ---------------
              Total production costs                                             $308                    $278

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

      Homestake has a 50% share of the following amounts:

                           OPERATING DATA (100% BASIS)

                                                                           1999
                                                                      ----------------
         PRODUCTION STATISTICS:
              Tons of ore mined (000)                                             132
              Stripping ratio (waste:ore)                                       3.0:1
              Tons of ore leached (000)                                           132
              Ore grade leached (oz. gold/ton)                                  0.031
              Gold recovered (000 ozs.)                                            12

         HOMESTAKE'S COST PER OUNCE OF GOLD PRODUCED:
              Cash operating costs                                               $234
              Other cash costs                                                      8
              Noncash costs                                                        --
                                                                      ----------------
              Total production costs                                             $242

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

      Homestake has a 51% share of the following amounts:

                    YEAR-END PROVEN AND PROBABLE ORE RESERVES
                                  (100% BASIS)

                                                                           2000                     1999
                                                                      ----------------         ---------------
         Tons of ore (000)                                                        405                     525
         Ounces of gold per ton                                                 0.210                   0.180
         Contained ounces of gold (000)                                            85                      94

                           OPERATING DATA (100% BASIS)

                                                                           2000                     1999
                                                                      ----------------         ---------------
         PRODUCTION STATISTICS:
              Tons of ore leached (000)                                           314                     318
              Ore grade (oz. gold/ton)                                          0.213                   0.239
              Recovery (%)                                                         67                      63
              Gold recovered (000 ozs.)                                            45                      48

         HOMESTAKE'S COST PER OUNCE OF GOLD PRODUCED:
              Cash operating costs                                               $207                    $189
              Noncash costs                                                        75                      89
                                                                      ----------------         ---------------
              Total production costs                                             $282                    $278

ARGENTINA

      In 1999, Homestake acquired Argentina Gold Corp. ("Argentina Gold"), a publicly-traded Canadian gold exploration company. Argentina Gold's principal asset is its 60% interest in the Veladero property located in northwest Argentina along the El Indio gold belt. Barrick Gold Corporation owns the remaining 40% interest in the project.

      In May 2000, Homestake completed an extensive exploration program on the Veladero property, which included 180 drill holes totaling 200,000 feet, a broad range of metallurgical testing, engineering and infrastructure assessment. The program initially increased the confidence level in the previously identified mineralized areas at the Amable and Filo Federico deposits. In addition, the drilling identified a new deposit, known as Cuatro Esquinas, located mid-way between the Amable and Filo Federico deposits.

      In October 2000, Homestake commenced a new exploration program on the Veladero property. This program, scheduled to continue through May 2001, includes 200,000 feet of drilling, a broad range of metallurgical testing, condemnation drilling, geotechnical drilling, hydrological and environmental baseline data collection, and related engineering studies. The initial phase of this program, which comprised 100,000 feet of drilling and was completed by December 31, 2000, focused on increasing the confidence level in the Cuatro Esquinas area and investigating the areas between and to the west of the three deposits.

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

Identified mineralized material at December 31, 2000 totaled 224.4 million tons at an average grade of 0.044 ounces of gold and 0.600 ounces of silver per ton.

      Homestake has a 60% share of the following amounts:

                          YEAR-END MINERALIZED MATERIAL
                                  (100% BASIS)

                                                                                   2000
                                                                              ----------------
         Tons (000)                                                                   224,400
         Grade (ozs. gold/ton)                                                          0.044

         Grade (ozs. silver/ton)                                                        0.600

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

                       MINERAL EXPLORATION AND DEVELOPMENT

      Total exploration expense, including exploration activities in and around Homestake's mines, increased to $50.5 million in 2000 from $39.5 million in 1999. Expenses in 2000 include $13 million of exploration expenditures at Veladero project. Exploration expenses related to in-mine definition drilling at Homestake's active mines are included in the individual mine operating expenses and their cost per ounce calculations and are excluded from the amounts in the previous sentence.

      Of the $50.5 million spent on exploration in 2000, approximately 26% was spent in Australia, 18% in North America, and 56% in the Andes of South America. In 2001, the projected exploration budget is $42.3 million, of which 23% is expected to be spent in Australia, 19% in North America, and 58% in the Andes. Exploration expenses increased due to the increased activity at Veladero partially offset by a reduced level of exploration spending consistent with general gold industry trends.

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

NORTH AMERICA

      Homestake's North American exploration expenditures for 2000 were $3.7 million in Canada and $5.4 million in the United States, compared to 1999 exploration expenditures of $3.1 million in Canada and $6.6 million in the United States. Exploration in Canada was primarily focused around the Eskay Creek mine, while exploration spending in the United States was largely focused around Homestake's existing operations in north central Nevada.

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

ANDES REGION

      During 2000, total exploration spending for the Andes region of South America primarily focused on Homestake's existing properties in Chile and Argentina and totaled $20.7 million, including $16.8 million and $2.6 million of pre-feasibility project development costs at the Veladero and Jeronimo deposits, respectively. Exploration expenditures are expected to be $29.8 million in 2001 and again will focus primarily on Homestake's existing properties.

      In Argentina, Homestake's principal exploration interest is the Veladero Project. At the Veladero project, between October 1999 and May 2000, Homestake carried out a 180-hole 200,000 foot drilling campaign. Since commencing a new field season in October 2000, Homestake has drilled 100 additional holes aggregating 115,000 feet at Veladero. Total expenditures in 2000 were $16.8 million. As drilling continues, the results are being added to the existing database, which includes information from the ongoing metallurgical, hydrological and geotechnical testing. Homestake has updated its earlier engineering studies on the basis of higher cut-off grades, taking into account the physical distribution of gold and silver and the metallurgical characteristics of the deposit. As a result, at December 31, 2000, Veladero's in-pit mineralized material, on a 100% basis, totaled 224 million tons grading
0.044 ounces of gold and 0.600 ounces of silver per ton.

      Homestake's principal other exploration interests in Argentina are the Del Carmen, Rio Frio, and Los Amarillos land packages located adjacent to its 60%-owned Veladero development project. Expenditures in 2000 totaled $1.2 million for Del Carmen, $2.3 million for Rio Frio, and $0.2 million for Los Amarillo compared to 1999 expenditures of $0.7 million for Del Carmen and $0.8 million for Rio Frio. At Rio Frio, field exploration discovered a number of new mineralized areas and drill testing encountered several encouraging intercepts during the 2000 program. These will be the focus of additional drilling in 2001, for which a budget of $2.3 million has been allocated. Additional work is also planned for Los Amarillos where a 2001 budget of $0.3 million has been allocated. A joint venture partner will be sought for participation in further exploration at Del Carmen in 2001.

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

                                                              YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                  2000        1999      1998      1997        1996
                                                  ----        ----      ----      ----        ----
Gold
   High...........................                $313        $326      $313      $367        $416
   Low............................                 264         253       273       283         367
   Average........................                 279         279       294       331         388
   Period End.....................                 273         290       287       290         369
Silver
   High...........................               $5.53       $5.71     $7.81     $6.27       $5.83
   Low............................                4.57        4.88      4.69      4.22        4.71
   Average........................                4.96        5.22      5.54      5.17        5.19
   Period End.....................                4.59        5.33      5.01      5.95        4.73

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

      In April 2000,the Nisga'a treaty between the governments of Canada and British Columbia and the Nisga'a Nation came into effect. The treaty is the first modern day treaty in British Columbia. The Nisga'a treaty includes provisions granting fee simple title to an area of Crown land (Treaty title lands), confirmation of non-exclusive aboriginal rights over an extended area, provisions for payment of compensation, and provisions for the establishment of a Nisga'a government. None of Homestake's operations or exploration properties are located in the area subject to the Nisga'a treaty.

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

                                           2000         1999
                                           ----         ----
                                           ($ IN THOUSANDS)
                  Customer A             $159,600     $142,000
                           B              115,700           --
                           C              113,900       99,000
                           D               58,200       96,000
                           E                   --       77,800
                           F                   --       76,700

                                CREDIT FACILITIES

      See note 13, "Long-term Debt," to the consolidated financial statements on beginning on page 46 of the 2000 Annual Report to Shareholders for details of the Company's credit facilities. Such information is hereby incorporated by reference.

                                    EMPLOYEES

      The number of full-time employees at December 31, 2000 of Homestake and its subsidiaries was:


         Plutonic mine                                                  137
         Darlot mine                                                     64
         Lawlers mine                                                    67
         Eskay Creek mine                                               114
         Nickel Plate mine                                               11
         Ruby Hill mine                                                  90
         McLaughlin mine                                                 91
         Homestake mine (1)                                             322
         Agua de la Falda mine (1)                                       48
         United States corporate staff and other                         72
         Australian exploration and corporate staff                      64
         Canada exploration and corporate staff                          19
         Argentina exploration and corporate staff                       32
         United States exploration                                       13
         Uranium                                                          7
         Chile exploration and corporate staff                           22
                                                                -----------
              Total                                                   1,173

         1. OPERATIONS WHERE A PORTION OF THE EMPLOYEES ARE REPRESENTED BY A LABOR UNION.

         The number of full-time employees (excluding contractors' employees) at December 31, 2000 in jointly owned operations in which Homestake participates was:

         Kalgoorlie Consolidated Gold Mines Pty Ltd (1)                 407
         Hemlo operations                                               792
         Round Mountain mine                                            652
         Marigold Mining Company                                        103
         Pinson Mining Company                                            5
         Main Pass 299                                                  177
                                                                -----------
              Total                                                   2,136

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company, their ages at December 31, 2000, their business experience and principal occupations during the past five years and their business backgrounds are:

      Jack E. Thompson - Chairman since July 1998 and Chief Executive Officer since May 1996, age 50. He was President from August 1994 to April 1999. He was Chief Operating Officer from August 1994 until May 1996, and from August 1994 to June 1995, he was also Chairman of Prime. He was Executive Vice President, Canada of the Company and President of Prime from 1992 through August 1994. He also was President of North American Metals Corp. from 1988 until 1993. He is a mining engineer with over 30 years of experience in mining and mine management.

      Walter T. Segsworth - Director since February 2001 and President and Chief Operating Officer since April 1999, age 51. He was President and Chief Executive Officer of HCI and Vice President, Canada from April 1998 to March 1999 and was President and Chief Executive Officer of Prime from April 1998 through December 1998. Prior to joining Homestake, he was President, Chief Executive Officer and Director of Westmin Resources Limited in Vancouver until it was acquired in early 1998. Before joining Westmin in 1990, he was employed by Noranda Limited in a number of positions of increasing responsibility. He is a mining engineer with more than 29 years of professional experience.

      David W. Peat - Vice President, Finance and Chief Financial Officer since April 1999, age 48. He was Vice President and Controller from December 1995 to April 1999, and he was Controller of the Company from 1992 through November 1995. Prior to joining Homestake in 1992, he was Vice President, Controller for International Corona Corporation. He is a chartered accountant with over 24 years of accounting and finance experience.

      Michael L. Carroll - Vice President and Treasurer since July 1999, age 47. He was Treasurer from April 1997 to July 1999 and Director of Taxes from October 1991 to April 1997. Prior to joining Homestake in 1991, he was Assistant Vice President of Bond International Gold Inc. Before joining Bond, he was Director of Taxes for St. Joe Minerals Corporation. He has over 23 years of accounting, finance and tax experience.

      Lee A. Graber - Vice President, Corporate Development since 1983, age 53. From 1980 to 1983, he was Manager, Corporate Development and Planning. He has over 29 years of experience in finance and corporate development.

      Wayne Kirk - Vice President, General Counsel and Corporate Secretary since September 1992, age 57. He was a partner in Thelen, Marrin, Johnson & Bridges from 1976 to 1992. He has practiced law for 32 years.

      Gregory A. Lang - Vice President, Australian Operations since January 1999, age 45. He was Vice President, U.S. and International Operations from August 1998 to December 1998, Vice President, Development from March 1997 to August 1998, Vice President of Homestake International Minerals Limited from June 1996 until March 1997, General Manager, Project Development from January 1996 until June 1996 as well as General Manager of the Ruby Hill project from October 1994 through June 1996, and General Manager of the Nickel Plate mine from 1993 until October 1994. He joined Homestake in 1992 as Resident Manager of the Santa

Fe mine, a position he had held with International Corona Corporation since 1988. He is a mining engineer with over 23 years of experience in mining and mine management.

      Igor Levental - Vice President, Investor Relations since August 1999, age
45. He was the Manager, Corporate Development from 1994 until August 1999. Prior to joining Homestake in 1994, he was Vice President, Investments and Investor Relations for International Corona Corporation. He has over 24 years of experience in engineering and investor relations.

      Donald W. T. Lewis - Vice President, Evaluations and Development since March 1997, age 43. He was Director, North American Exploration/Evaluations from January 1996 until March 1997. He joined Homestake in 1992 as Director, Project Generation. Prior to joining Homestake, he was Exploration Manager - Western Canada for International Corona Corporation from 1989 until 1992. He is a geologist with more than 21 years of professional experience.

      William F. Lindqvist - Vice President, Exploration since August 1995, age
58. He rejoined Homestake from Newcrest Mining Company, where he was Executive General Manager, Exploration. He was Vice President, Exploration at Homestake from 1990 through 1992. He is a geologist with more than 30 years of professional experience.

      Alex G. Morrison - Vice President and Controller since April 2001, age 37. Prior to joining Homestake, he was the Director of External Reporting at Phelps Dodge Corporation from May 2000, held senior positions in the Global Energy and Mining Group of PricewaterhouseCoopers from 1995 through 2000 and was Controller at Stillwater Mining Company in 1994 and 1995. He is a chartered accountant with over 16 years of accounting and finance experience.

      Stephen A. Orr - Vice President, North American Operations since August 1999, age 45. He also is President and Chief Executive Officer of HCI. He was the Vice President, Investor Relations from August 1998 to July 1999, Vice President, U.S. Operations from December 1996 to August 1998, General Manager of the Homestake mine from January 1995 until December 1996, Operations Manager from 1993 to 1995 and Manager, Mine Engineering from 1992 to 1993. He was a Financial Analyst in the Corporate Finance Department from 1990 to 1992. He has been with Homestake since 1981 and has over 23 years of experience in mining and mine management.

      Mary T. Schuba - Vice President, Human Resources since April 1999, age 53. She was the Director, Human Resources from August 1995 to April 1999. She has been with Homestake since 1985 and has over 26 years of experience in personnel and employee relations.

      Harold F. Barnes - Vice President, Environmental, Health, Safety and Government Affairs since December 2000, age 58. He was the Director, Environmental, Health, Safety and Government Affairs from September 1992 to November 2000, and Corporate Manager, Health and Safety from 1980 to August 1992. Prior to joining Homestake, he was Assistant Director, Health, Safety and Environment for the Tennessee Valley Authority and has held various health and safety positions with the Boeing Corporation, RCA, Brown Root-Northrup and Arnold Research Organization. He is a Board Certified Safety and Health Professional and Registered Professional Engineer in California with over 35 years of experience in safety, health, environmental, and government relations.

      Dennis B. Goldstein - Vice President and Corporate Counsel since December 2000, age 55. He was Corporate Counsel and Manager of Land Services from 1992 to November 2000,

Corporate Counsel from 1985 to 1992 and Assistant Counsel from 1976 to 1985. Prior to joining Homestake, he was a Deputy Attorney General for the State of California. He has practiced law for 29 years.

      Richard L. Jensen - Vice President, Tax since December 2000, age 48. From August 1997 to November 2000, he was Director of Taxes. Prior to joining Homestake, he was Director of Tax Compliance at Freeport-McMoRan Inc. from 1986 to July 1997 and Director of Taxation for Petro-Lewis Corporation from 1976 to 1986. He has 25 years of experience in domestic and international tax.

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

d. Reference is hereby made to the note 17 entitled "Shareholders' Equity" on page 50 in the Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Shareholders. Such information is hereby incorporated by reference. .

e. The Registrant did not sell any securities during 2000 that were not registered under the Securities Act of 1933 except as follows:

      (i) ACQUISITION OF CASE'S 25% INTEREST IN THE ROUND MOUNTAIN MINE. On July 14, 2000 Homestake acquired the outstanding capital stock of Bargold Corporation ("Bargold") from Case, Pomeroy & Company, Inc., for $42.6 million, consisting of 2.6 million shares of Homestake Common Stock, $1.00 par value (the "Shares"), and $25.9 million in cash. Bargold's sole asset is its 25% interest in the Round Mountain mine located in Nevada. As a result of the acquisition, Homestake now owns 50% of the Round Mountain mine interests. The Shares were issued in reliance on the exemption for non-public offerings provided by Section 4(2) of the Securities Act of 1933, as amended.

      Homestake subsequently filed a registration statement providing for the resale of the Shares (File No. 333-41434), which was declared effective by the Securities and Exchange Commission on August 4, 2000.

                        ITEM 6 - SELECTED FINANCIAL DATA

      A summary of selected consolidated financial data of the Company and its subsidiaries for the five-year periods ended December 31, 2000 follows:

      Five-Year Selected Financial Data (1)

                                                     2000             1999             1998            1997             1996
                                                ----------------------------------------------------------------------------------
                                                (As Restated)     (As Restated)    (As Restated)   (As Restated)    (As Restated)
Revenues and other income                       $    666,789      $   729,872      $   777,938     $   948,167      $   975,399
Net income (loss) from continuing operations        (109,099)(2)      (11,283)(3)     (244,106)(4)    (126,361)(5)       42,168(7)
Loss from discontinued operations                    (15,346)          (4,356)          (3,909)       (111,456)(7)       (2,393)
Net income (loss)                                   (124,445)         (15,639)        (248,015)       (237,817)          39,775
Per common share:(8)
   Net income (loss) from continuing operations        (0.42)(2)        (0.04)(3)        (1.05)(4)       (0.55)(5)         0.19(7)
   Loss from discontinued operations                   (0.06)           (0.02)           (0.02)          (0.49)(6)        (0.01)
                                                ============      ===========      ===========     ===========      ===========
                                                       (0.48)           (0.06)           (1.07)          (1.04)            0.18
                                                ============      ===========      ===========     ===========      ===========

Total assets                                       1,357,943        1,583,268        1,626,911       1,615,911        1,954,103
Long-term debt                                       224,616          278,494          357,410         374,593          255,170
Other long-term obligations                          244,079(9)       222,206(9)       178,548         153,822          123,851
Deferred income and mining taxes                     180,090          205,982          217,047         156,853          215,857
Minority interests                                    10,375           13,800            7,825         108,116          103,960
Shareholders' equity                                 545,184          722,778          717,360         691,956        1,039,848

Dividends per share(10)                                0.025            0.075             0.10            0.15             0.20

1. CERTAIN AMOUNTS HAVE BEEN RESTATED. SEE NOTE 23 TO CONSOLIDATED FINANCIAL STATEMENTS FOR DETAILS.
2. INCLUDES WRITE-DOWNS OF $66.0 MILLION ($70.6 MILLION PRETAX) OR $0.25 PER SHARE INCLUDING (I) HOMESTAKE MINE RESTRUCTURING CHARGES OF $23 MILLION ($23 MILLION PRETAX) OR $0.09 PER SHARE, (II) REDUCTIONS IN THE CARRYING VALUES OF CERTAIN RESOURCE ASSETS OF $25.5 MILLION ($28.0 MILLION PRETAX) OR $0.10 PER SHARE, (III) AN INCREASE OF $15 MILLION ($16.2 MILLION PRETAX) OR $0.06 PER SHARE IN THE ACCRUAL FOR FUTURE ESTIMATED RECLAMATION EXPENDITURES AND (IV) AND OTHER CHARGES OF $2.5 MILLION ($3.4 MILLION PRETAX) OR $0.01 PER SHARE.
3. INCLUDES WRITE-DOWNS OF $4.6 MILLION ($6.2 MILLION PRETAX) OR $0.02 PER SHARE INCLUDING (I) HOMESTAKE MINE RESTRUCTURING CHARGES OF $1 MILLION ($1 MILLION PRETAX) OR $NIL PER SHARE, (II) REDUCTIONS IN THE CARRYING VALUE OF CERTAIN ASSETS OF $3.6 MILLION ($5.3 MILLION PRETAX) OR $0.01 PER SHARE.
4. INCLUDES BUSINESS COMBINATION AND INTEGRATION COSTS OF $1.3 MILLION ($1.3 MILLION PRETAX) OR $0.01 PER SHARE.
5. INCLUDES BUSINESS COMBINATION AND INTEGRATION COSTS OF $3.5 MILLION ($3.5 MILLION PRETAX) OR $0.01 PER SHARE AND THE WRITE-DOWN OF AN INVESTMENT OF $3.5 MILLION ($3.5 MILLION PRETAX) OR $0.01 PER SHARE.
6. INCLUDES WRITE-DOWNS AND UNUSUAL CHARGES OF $4.4 MILLION ($6.9 MILLION PRETAX) OR $0.02 PER SHARE INCLUDING (I) REDUCTIONS OF $1.1 MILLION ($1.7 MILLION PRETAX) IN THE CARRYING VALUES OF RESOURCE ASSETS AND (II) AN INCREASE OF $3.3 MILLION ($5.2 MILLION PRETAX) IN THE ACCRUAL FOR ESTIMATED FUTURE REMEDIATION AND RECLAMATION.

7. INCLUDES WRITE-DOWNS AND UNUSUAL CHARGES OF $7.8 MILLION ($10 MILLION PRETAX) OR $0.03 PER SHARE TO REDUCE THE CARRYING VALUES OF CERTAIN RESOURCE ASSETS.
8.    BASIC AND DILUTED EARNINGS PER SHARE.
9.    HOMESTAKE ONLY.
10. REFLECTS THE PRO FORMA EFFECT OF THE APPLICATION OF SAB 101 FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1999. THE APPLICATION OF SAB 101 DOES NOT HAVE A MATERIAL EFFECT ON THE PRO FORMA FINANCIAL RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998. ADDITIONALLY, THE CUMULATIVE EFFECT OF ADOPTION OF SAB 101, EFFECTIVE JANUARY 1, 2000, WAS NOT MATERIAL TO THE FINANCIAL RESULTS FOR THE YEAR ENDED DECEMBER 31, 2000.

                ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(UNLESS OTHERWISE STATED, THE FOLLOWING INFORMATION RELATES TO AMOUNTS INCLUDED IN THE CONSOLIDATED FINANCIAL STATEMENTS, WITHOUT REDUCTION FOR MINORITY INTERESTS. HOMESTAKE REPORTS PER OUNCE PRODUCTION COSTS IN ACCORDANCE WITH THE "GOLD INSTITUTE PRODUCTION COST STANDARD.")

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

                                   RESTATEMENT

      After issuing Homestake's 2000 financial statements and filing the Form 10-K with the Securities and Exchange Commission ("SEC"), and following extensive discussion with the Staff of the SEC and the Company's independent accountants, management determined it was necessary to revise its financial statements to expense previously capitalized costs associated with its Veladero project in Argentina, to revise its depreciation and reclamation calculations at the Plutonic and Lawlers mines in Western Australia, and to revise the financial statement footnote presentation of Homestake's segment information.

      Because the level of engineering and other exploration work completed at the Veladero project does not meet the criteria for a full feasibility study, Homestake has reclassified its previously stated Veladero reserves as mineralized material. As a result of this reclassification, Homestake has revised its financial statements to expense previously capitalized Veladero project development expenditures. See Note 23 to Homestake's December 31, 2000 Consolidated Financial Statements for the principal effects of this restatement.

      Management also determined that it is necessary to revise the Company's depreciation and reclamation calculations for the Plutonic and Lawlers mines. In accordance with US GAAP only proven and probable reserves may be used in depreciation and reclamation calculations. The Company had used its best estimate of future gold production as the base for its depreciation and reclamation charges at the Plutonic and Lawlers mines, since their acquisition in 1998. The Company's decision to use its best estimate of future gold production for depreciation and reclamation calculations at these mines reflected the fact that, at the time of their acquisition, only a relatively small proportion of the total inventory of mineralized material at these mines had been upgraded to the reserves category. Homestake has revised its financial statements to use only proven and probable reserves for calculating depreciation and reclamation charges for these mines. See Note 23 to Homestake's December 31, 2000 Consolidated Financial Statements for the principal effects of this restatement.

      In addition, Homestake determined that it is necessary to revise the financial statement footnote presentation of its segment information because discrete operating and financial information is reported to the Chief Operating Officer for each mine. The Company previously had aggregated each mine within each geographic segment for segment disclosure purposes because each mine was considered by management to have similar economic characteristics. However, as ore grades and other operating factors can vary significantly by mine, with resulting material variations in unit operating costs, management has determined that each mine should be reported separately for segment disclosure purposes. See Note 21 to Homestake's December 31, 2000 Consolidated Financial Statements for the principal effects of this restatement.

RESULTS OF OPERATIONS

                                     SUMMARY

      Homestake recorded a loss from continuing operations of $109.1 million or $0.42 per share in 2000 compared to a loss of $11.3 million or $0.04 per share and a loss of $244.1 million or $ 1.05 per share from continuing operations in 1999 and 1998, respectively. The 2000 loss from continuing operations includes after-tax non-recurring items amounting to $66.0 million compared to $20.5 million in 1999 and $205.5 million in 1998. The 1999 and 1998 results include after-tax business combination and integration costs of $4.8 million and $17 million, respectively. The loss from continuing operations in 2000 also includes after-tax foreign currency exchange losses of $28.6 million compared to gains of $20.6 million in 1999 and losses of $23.5 million in 1998.

      On July 20, 2000, Freeport-McMoRan Sulphur LLC, the operator and 83.3% owner of the Main Pass 299 joint venture, located in the Gulf of Mexico, announced a phased closure of sulfur operations. Homestake's 16.7% interest in the sulfur joint venture was reflected as a discontinued operation effective June 30, 2000. Losses from discontinued operations in 2000 amounted to $15.3 million or $0.06 per share, compared to $4.4 million or $0.02 per share and $3.9 million or $0.02 per share in 1999 and 1998, respectively. The 2000 loss from discontinued operations included a non-recurring charge of $12 million, reflecting Homestake's $8.5 million share of unaccrued reclamation and closure costs and a $3.5 million allowance for projected operating losses during the closure period. Homestake wrote-off the carrying value of its interest in Main Pass in 1997.

      Including losses from discontinued operations, Homestake recorded a net loss of $124.4 million or $0.48 per share in 2000 compared to a net loss of $15.6 million or $0.06 per share in 1999 and a net loss of $248.0 million or $1.07 per share in 1998.

      Excluding the effect of the write-downs and unusual charges, business combination costs, and foreign currency exchange gains and losses, Homestake recorded a loss from continuing operations of $14.5 million or $0.06 per share in 2000 compared to a loss from continuing operations of $11.4 million or $0.04 per share in 1999 and a loss from continuing operations of $15.6 million or $0.07 per share in 1998. The 2000 results reflect higher gold production, lower per ounce operating costs and lower administrative and general, exploration and tax expenses, offset by lower gold prices and higher depreciation charges. The improvement in 1999 results compared to 1998 primarily was due to lower operating costs, lower exploration expenses and lower minority interest charges, partially offset by lower gold prices.

      A summary of significant non-recurring items in 2000, 1999 and 1998 follows:


SIGNIFICANT NON-RECURRING ITEMS
(AFTER- TAX, IN MILLIONS OF DOLLARS)                2000      1999       1998
================================================================================
Resource asset write-downs                         (25.5)  $   (8.9)  $ (130.8)
Increase in the estimated accrual for
  remediation and reclamation expenditures         (15.0)      (3.3)     (36.0)
Write-downs of noncurrent investments                          (3.5)      (7.6)
Business combination and
  integration costs                                            (4.8)     (17.0)
Homestake mine restructuring charges               (23.0)                 (5.9)
Other                                               (2.5)                 (8.2)
--------------------------------------------------------------------------------
                                                 $ (66.0)  $  (20.5)  $ (205.5)
================================================================================


(PRE-TAX, IN MILLIONS OF DOLLARS)                   2000      1999       1998
================================================================================
Resource asset write-downs                       $ (28.0)  $  (11.7)  $ (151.6)
Increase in the estimated accrual for
  remediation and reclamation expenditures         (16.2)      (5.2)     (36.0)
Write-downs of noncurrent investments                 --       (3.5)      (8.2)
Homestake mine restructuring charges               (23.0)        --       (8.9)
Other                                               (3.4)        --       (9.1)
--------------------------------------------------------------------------------
                                                   (70.6)     (20.4)    (213.8)
Business combination and integration costs            --       (4.8)     (19.4)
================================================================================
                                                 $ (70.6)  $  (25.2)  $ (233.2)
================================================================================

GOLD OPERATIONS - SUMMARY

                                                       2000      1999      1998
================================================================================
Revenues (millions of dollars)                        $665.7    $671.6    $782.2

Gold sales (thousands of ounces)                       2,181     2,168     2,379

Gold production (thousands of ounces)
     Consolidated                                      2,228     2,164     2,332
     Attributable                                      2,206     2,141     2,137

Average gold price ($ per ounce)
     Realized                                         $  288    $  291    $  312
     Spot                                                279       279       294

Consolidated production costs ($ per ounce)
     Total cash cost                                  $  174    $  182    $  205
     Total production cost                               242       250       274
================================================================================

      Revenues from gold, ore and concentrate sales during 2000 are consistent with revenues in 1999. The average realized gold price decline of 1% was offset by a 1% increase in sales volumes. The higher sales volumes in 2000 were attributable to a 3% increase in consolidated gold production partially offset by an increase in finished bullion inventories. The 14% decrease in consolidated revenues in 1999 from 1998 reflects a 7% decline in the average realized gold price and a 9% reduction in sales volumes. Lower realized prices in 1999 compared to 1998 primarily were due to lower average spot gold prices, which declined by 5%. The Company's hedging activities increased revenues by approximately $21 million, $28 million and $47 million in 2000, 1999 and 1998, respectively.

      The 3% increase in consolidated gold production in 2000 reflects 7% higher production in the United States and 5% higher production in Australia, partially offset by a 3% decrease in production in Canada. Higher production from United States operations primarily reflects Homestake's additional 25% ownership interest in the Round Mountain mine in Nevada effective July 1, 2000, partially offset by lower production from the Homestake mine. Higher production in Australia reflects higher production from the Kalgoorlie operations due to the resolution of the mill gear problems that hampered production in the first half of 1999 and higher production from the Yilgarn operations, partially offset by the absence of production from the Peak Hill mine, which ceased operations in November 1999. Lower consolidated production from the Canadian operations reflects the absence of production from the Snip mine, which ceased operations in June 1999. Attributable production from the Canadian operations increased by 6% in 1999 compared to 1998 reflecting Homestake's December 1998 acquisition of the minority interests of Prime Resources Group Inc. ("Prime"), the owner of the Eskay Creek mine.

CONSOLIDATED PRODUCTION COSTS PER OUNCE

(PER OUNCE OF GOLD)                                2000        1999        1998
================================================================================
Direct mining costs                               $ 184       $ 198       $ 210
Deferred stripping adjustments                       --          (4)          1
Costs of third-party smelters                        18          16           8
By-product credits                                  (34)        (33)        (18)
--------------------------------------------------------------------------------
Cash Operating Costs                                168         177         201
Royalties                                             5           4           3
Production taxes                                      1           1           1
================================================================================
Total Cash Costs                                    174         182         205
Depreciation and amortization                        57          61          63
Reclamation                                          11           7           6
--------------------------------------------------------------------------------
Total Production Costs                            $ 242       $ 250       $ 274
================================================================================

      The 4% reduction in total cash costs per ounce in 2000 compared to 1999 reflects the Company's continuing cost reduction efforts, higher production at the low-cost Eskay Creek mine, a decrease in production at the higher-cost Homestake mine and the benefit of the weaker Australian dollar in relation to the US dollar.

      The Company's total noncash cost per ounce was $68 during 2000 and 1999 compared to $69 per ounce during 1998. Total noncash costs per ounce remained unchanged in 2000 as increased production at the Eskay Creek mine, which has a higher noncash cost component, depreciation of the owner-mining equipment at the Kalgoorlie operations and increases in reclamation accruals where largely offset by lower depreciation charges at the Plutonic mine due to an increase in that mine's proven and probable reserve base.

      Consolidated total cash costs per ounce have been derived from amounts included in revenues and production costs in the Statements of Consolidated Operations as follows:

RECONCILIATION OF TOTAL CASH COSTS PER OUNCE TO FINANCIAL STATEMENTS (a)

(MILLIONS OF DOLLARS, EXCEPT PER OUNCE AMOUNTS)         2000      1999      1998
================================================================================
Production Costs per Financial Statements            $ 440.4   $ 451.5   $ 513.5
Adjustments to production costs:
   Costs of third-party smelters (b)                    38.9      35.0      18.1
   Production costs of consolidated joint ventures      (4.6)     (4.4)    (29.4)
   Production costs of equity-accounted investments      2.0       1.9       1.9
By-product adjustments                                 (74.6)    (71.3)    (38.5)
Reclamation accruals                                   (24.7)    (15.5)    (13.2)
Inventory movements and other                            6.1      (7.7)    (14.6)
--------------------------------------------------------------------------------
Production Costs for Per Ounce Calculations          $ 383.5   $ 389.5   $ 437.8
--------------------------------------------------------------------------------
Gold Production During the Year (in thousands)         2,206     2,141     2,137
--------------------------------------------------------------------------------
Total Cash Costs Per Ounce                           $   174   $   182   $   205
================================================================================

(a) PRIOR TO 2000, HOMESTAKE REPORTED ITS GOLD PRODUCTION AND COSTS PER OUNCE USING EQUIVALENT OUNCES (CO-PRODUCT REPORTING) AT THE ESKAY CREEK MINE. UNDER THE CO-PRODUCT REPORTING METHOD, SILVER PRODUCTION FROM THE ESKAY CREEK MINE WAS EXPRESSED IN TERMS OF AN EQUIVALENT AMOUNT OF GOLD. THIS METHOD WAS ORIGINALLY SELECTED IN 1995, WHEN THE MINE COMMENCED PRODUCTION, DUE TO THE MINE'S SIGNIFICANT SILVER PRODUCTION (APPROXIMATELY 40%-45% OF REVENUE DEPENDING ON THE RELATIVE MARKET PRICES OF GOLD AND SILVER). IT IS NOW A MORE COMMON PRACTICE IN THE INDUSTRY TO REPORT GOLD PRODUCTION USING BY-PRODUCT REPORTING, WHERE SILVER REVENUE IS CREDITED AGAINST OPERATING COSTS IN COST PER OUNCE CALCULATIONS. EITHER METHOD IS ACCEPTABLE UNDER THE GOLD INSTITUTE PRODUCTION COST STANDARD. EFFECTIVE JULY 1, 2000, HOMESTAKE ADOPTED THE BY-PRODUCT REPORTING BASIS FOR REPORTING ITS GOLD PRODUCTION AND PRODUCTION COSTS PER OUNCE. TOTAL CASH COSTS PER OUNCE FOR ALL PERIODS PRESENTED HAVE BEEN RESTATED TO CONFORM TO BY-PRODUCT REPORTING.

(b) ESKAY CREEK SELLS ORE AND CONCENTRATES CONTAINING GOLD AND SILVER DIRECTLY TO THIRD-PARTY SMELTERS. FOR COMPARISON PURPOSES, CASH OPERATING COSTS PER OUNCE INCLUDE ESTIMATED THIRD-PARTY COSTS INCURRED BY SMELTERS AND OTHERS TO PRODUCE MARKETABLE GOLD AND SILVER.

AUSTRALIA

      Western Australia operations produced 875,700 ounces of gold (Homestake's share) at a total cash cost of $194 per ounce compared to 835,500 ounces at a total cash cost of $219 per ounce during 1999 and 925,700 ounces at a total cash cost of $224 per ounce during 1998.

      Homestake's 50% share of production from the Kalgoorlie operations totaled 393,800 ounces at a total cash cost of $189 per ounce during 2000 compared to 360,100 ounces at a total cash cost of $235 per ounce during 1999 and 390,200 ounces at a total cash cost of $229 per ounce during 1998. The increase in production in 2000 reflects higher mill throughput reflecting the resolution of the Fimiston SAG mill gear issues in 1999, partially offset by the build up of in-process concentrate inventories at the Gidji roaster in 2000. From June 1998, until a permanent replacement gear was installed in May 1999, structural cracks in the mill's ring gear required that the mill be operated at a reduced rotation speed to minimize stress on the gears, which limited capacity. The Company received insurance proceeds of $1.1 million and $4.8 million related to the ring gear failure during 2000 and 1999, respectively. The increase in in-process inventories at the Gidji roaster reflects increasingly stringent sulfur dioxide emission constraints coupled with higher sulfur levels in the ore and unfavorable weather conditions during the year which limited operation of the roaster. Lower total cash costs per ounce in 2000 reflect the weaker Australian dollar and the benefit of lower owner mining costs. The Super Pit operations completed the transition from contract to owner mining in the first quarter of 2000. During 1999, total cash costs per ounce increased in comparison to 1998 as a result of a slightly stronger Australian dollar and a temporary increase in mining costs associated with an interim mining agreement with the contract miner, partially offset by the mill gear insurance proceeds.

      In July 1999, development was suspended and a 40-person reduction in workforce at the Mt Charlotte underground mine was announced. Mining activities since that time have concentrated on previously developed ore blocks. The current mine plan extends to March 2001, but performance of the mine will be monitored to determine whether the operation will continue beyond that date.

      Gold production at the Yilgarn operations, which consist of the Plutonic, Lawlers and Darlot mines, was 481,900 ounces at a total cash cost of $199 per ounce in 2000 compared to 453,900 ounces at a total cash cost of $208 per ounce in 1999 and 459,400 ounces at a total cash cost of $218 per ounce in 1998. Production at the Plutonic mine totaled 253,600 ounces at a total cash cost of $196 per ounce in 2000 compared to 236,500 ounces at a total cash cost of $221 per ounce in 1999 and 255,500 ounces at a total cash cost of $226 per ounce in 1998. Higher production in 2000 reflects a higher average grade of ore milled and higher recoveries. Production decreased in 1999 compared to 1998 primarily due to a lower average grade of ore milled. During 2000, 1999 and 1998, the processing of underground ore was supplemented with ore from lower grade open-pit stockpiles and from mining small satellite open-pit deposits near the processing facilities, which enabled the mill to operate at full capacity. During 2000, ore sourced from the underground operations comprised 60% of total production compared to 65% and 41% in 1999 and 1998, respectively. Lower total cash costs in 2000 primarily reflect the weaker Australian dollar.

      Production at the Darlot mine continued to increase and total cash costs per ounce continued to decrease in 2000. Darlot mine production in 2000 amounted to 127,100 ounces at a total cash cost of $192 per ounce compared to 113,100 ounces at a total cash cost of $198 per ounce in 1999 and 77,500 ounces at a total cash cost of $250 per ounce in 1998. The increased production in 2000 is due to a higher average grade of ore milled. Increased production in 1999 reflects the commencement of mining in the higher-grade Centenary underground deposit in late 1998 and higher mill recovery rates. Reduced total cash costs in 2000 reflect the weaker Australian dollar partially offset by higher diesel fuel prices and additional backfill costs. Lower total cash costs per ounce in 1999 compared to 1998 reflect the increased production. The Company plans to invest $7.5 million in a new fleet of haul trucks, loaders and other ancillary underground equipment to convert the Darlot mine to owner mining in the first half of 2001.

      Production at the Lawlers mine totaled 101,200 ounces in 2000 compared to 104,300 ounces in 1999 and 126,400 ounces in 1998. The Lawlers mine has been exclusively an underground operation since 1998. Production in 2000 decreased due to lower average grade of ore milled, partially offset by higher mill throughput. Production in 1999 decreased 17% as a result of the completion of open-pit mining in October 1998 and lower average grade of ore milled resulting from difficulties associated with developing high-grade ore sources in the second half of the year. Total cash costs per ounce increased 13% to $213 per ounce in 2000 as the effect of the lower production was only partially offset by the weaker Australian dollar. Total cash costs per ounce increased to $189 per ounce in 1999 compared to $181 per ounce in 1998 as a result of lower production and higher exchange rates.

CANADA

      Canadian operations produced 638,100 ounces of gold (Homestake's share) at a total cash cost of $108 per ounce during 2000 compared to 656,400 ounces at a total cash cost of $112 per ounce during 1999 and 495,700 ounces at a total cash cost of $147 per ounce during 1998.

      Attributable production at the Eskay Creek mine, in British Columbia, consisting of payable gold contained in ore and concentrates sold, increased to 333,200 ounces in 2000 compared to 309,000 ounces and 156,500 ounces in 1999 and 1998, respectively. Total cash costs per ounce, including third-party smelter costs, increased to $30 per ounce in 2000 compared to $15 per ounce in 1999 and $9 per ounce in 1998. The increase in production in 2000 is primarily due to an increase in concentrate shipments, partially offset by a lower average grade of ore mined. The increase in production in 1999 from 1998 primarily is due to Homestake's acquisition of the Prime minority interests. In addition, the higher 1999 production also reflects an increase in ore and concentrate shipment volumes partially offset by a lower average grade of ore mined. Total cash costs per ounce increased in 2000 due to lower silver by-product credits and higher fuel and third-party smelter costs. Lower total cash costs in 1999 compared to 1998 reflect higher by-product credits due to an increase in silver production.

      Homestake's share of production in 2000 from the Hemlo mining camp in Ontario, which includes the Williams and David Bell mines and the Quarter Claim royalty interest, amounted to 304,900 ounces at a total cash cost of $193 per ounce compared to 305,100 ounces at a total cash cost of $197 per ounce in 1999 and 286,300 ounces at a total cash cost of $210 per ounce in 1998. David Bell and Williams ore have both been processed through the Williams mill since mid-1999. Lower cash costs in 2000 compared to 1999 were primarily due to lower mining costs reflecting the consolidation of milling facilities. Higher production and lower cash costs from the Hemlo mines in 1999 compared to 1998 were primarily due to higher ore grades and increased mill throughput.

UNITED STATES

      United States operations produced 669,400 ounces of gold (Homestake's share) at a total cash cost of $209 per ounce during 2000 compared to 624,200 ounces at a total cash cost of $207 per ounce during 1999 and 691,500 ounces at a total cash cost of $221 per ounce during 1998.

      Effective July 1, 2000, Homestake increased its ownership interest in the Round Mountain mine in Nevada from 25% to 50%. Homestake's share of 2000 gold production from the Round Mountain mine was 243,700 ounces at a total cash cost of $206 per ounce, compared to 135,500 ounces at a total cash cost of $198 per ounce in 1999 and 127,600 ounces at a total cash cost of $220 per ounce in 1998. The increased production in 2000 primarily is due to the increase in Homestake's ownership interest and higher dedicated leach pad production. Higher total cash costs in 2000 reflect the processing of higher cost mill inventory, which had accumulated in the prior year. The increased production and decrease in costs during 1999 is due to an increase in the tonnage and grade of ore placed on the dedicated leach pad and a significantly higher average grade of ore processed through the mill.

      At the Ruby Hill mine in Nevada, gold production increased to 125,200 ounces at a total cash cost of $106 per ounce in 2000 compared to 123,800 ounces at a total cash cost of $104 per ounce in 1999 and 116,500 ounces at a total cash cost of $122 per ounce in 1998. Higher production in 2000 primarily reflects higher tons processed.

      At the McLaughlin mine in northern California, production decreased to 107,800 ounces at a total cash cost of $235 per ounce in 2000 compared to 121,500 ounces at a total cash cost of $223 per ounce in 1999 and 128,700 ounces at a total cash cost of $219 per ounce during 1998. Mining operations at the McLaughlin mine were completed in 1996 and since that time the operation has processed stockpiled ore through a conventional carbon-in-pulp circuit. The lower production and higher cost per ounce in 2000 compared to 1999, and in 1999 compared to 1998 is due to the processing of lower grade ore as the higher-grade stockpiles were depleted in the third quarter of 1999. Production and total cash costs in 2001 are expected to be similar to 2000. At currently anticipated production rates, the stockpiles are expected to be depleted in 2002.

      At the Homestake mine in South Dakota, production in 2000 decreased to 170,900 ounces at a total cash cost of $268 per ounce from 212,700 ounces at a total cash cost of $261 per ounce in 1999 and 277,400 ounces at a total cash cost of $249 per ounce in 1998. The lower production and higher total cash costs during 2000 reflect the completion of the processing of the lower-cost Open Cut ore stockpile in December 1999. In 1998, the underground operations at the Homestake mine were restructured, and as a result, the workforce was reduced by 450 employees, parts of the mine were closed and mining was concentrated on substantially fewer production levels. Lower production and higher total cash costs during 1999 compared to 1998 reflect lower Open Cut ore production. In the first eight months of 2000, underground ore grades were lower and development costs were higher than planned due to the discontinuous nature of the remaining ore lodes. As a result of these conditions and the continued weakness in the price of gold, a decision was made to implement a phased closure at the Homestake mine. The new "mine-out" plan contemplates extraction of remaining developed ore through December 2001. The Homestake mine is expected to produce approximately 172,000 ounces in 2001 from the underground operations.

      At the Marigold mine, the Company's 33% share of production in 2000 decreased to 21,800 ounces at a total cash cost of $247 per ounce compared to 24,700 ounces at a total cash cost of $207 per ounce in 1999 and 24,000 ounces at a total cash cost of $235 per ounce in 1998. Lower production and higher costs in 2000 compared to 1999 reflect additional waste stripping. In 2001, production is expected to increase slightly and cash costs to decline significantly compared to 2000.

SOUTH AMERICA

      Homestake's share of production at its 51%-owned Agua de la Falda mine amounted to 22,900 ounces of gold at an average total cash cost of $207 per ounce in 2000 compared to 24,400 ounces at a total cash cost of $189 per ounce in 1999 and 24,100 ounces at a total cash cost of $198 per ounce in 1998. Production decreased in 2000 primarily due to lower grade ore, and cash cost per ounce increased primarily due to lower production and higher processing costs.

OTHER INCOME (LOSS) of $(19) million in 2000 compares to $42 million in 1999 and $(23.6) million in 1998. Other income (loss) for the years ended December 31, 2000, 1999, and 1998 includes income (losses) of $(16.6) million, $15.8 million, and $(34.3) million, respectively, related to the Company's Foreign Currency Protection Program (see "Foreign Currency, Gold and Other Commitments"). Other income for the years ended December 31, 2000, 1999, and 1998 also includes foreign currency exchange gains (losses) of $(18.2) million, $10.9 million, and $(4.4) million, respectively, related to intercompany advances. The intercompany advances were established between the US parent company and its Australian and Canadian subsidiaries to finance corporate acquisitions and capital development projects.

      Foreign currency gains and losses recorded under the Foreign Currency Protection Program and with respect to the intercompany advances are due to movements in the Australian and Canadian currencies in relation to the United States dollar. Generally, a strengthening of either of the Australian and Canadian currencies results in foreign currency exchange gains, whereas a weakening of either of these currencies results in foreign exchange losses. The average annual Australian/United States exchange rate during 2000, 1999 and 1998 was 0.582, 0.640 and 0.630, and the December 31, 2000, 1999 and 1998 closing rate was 0.559, 0.654 and 0.611, respectively. The average annual Canadian/United States exchange rate during 2000, 1999 and 1998 was 0.673, 0.679 and 0.675, and the December 31, 2000, 1999 and 1998 closing rate was 0.667,
0.693 and 0.653, respectively.

      Other income in 2000, 1999 and 1998 also includes gains on investments and asset disposals of $8.3 million, $4.2 million and $8.9 million, respectively. Gains on investments and asset disposals primarily relate to the purchase and sale of securities in the Grantor Trust established to fund nonqualified retirement benefits and deferred compensation plans, and the disposal of redundant equipment and mining properties.


DEPRECIATION, DEPLETION AND AMORTIZATION decreased to $145.2 million during 2000 from $151.7 million during 1999 and $161.8 million during 1998. The lower depreciation expense in 2000 primarily is due to an increase in proven and probable reserves at the Plutonic mine, partially offset by increased production at the Eskay Creek mine, which has a relatively high noncash charge per ounce, additional depreciation of $3.3 million associated with the new owner-mining fleet at the Kalgoorlie operations and the impact of the 3% increase in gold production. Depreciation expense decreased in 1999 primarily as a result of an increase in proven and probable reserves at the Plutonic mine and the asset write-downs recorded in 1999 and 1998.

ADMINISTRATIVE AND GENERAL EXPENSE declined to $37.9 million during 2000 from $42 million during 1999 and $46.8 million during 1998. Reduced administrative and general expenses in 2000 are the result of continuing cost reduction efforts and benefits from the Company's over-funded pension plans.

EXPLORATION EXPENSE increased to $50.5 million in 2000 compared to $39.5 million in 1999 and $59.9 million in 1998. Expenses related to in-mine definition drilling at Homestake's operating mines are included in the individual mine operating expenses and cost per ounce calculations. The increased exploration spending levels reflect increased exploration activity at the Veladero project, partially offset by a general reduction in exploration spending consistent with general gold industry trends and a refocus of exploration efforts following the acquisitions of Plutonic in 1998 and Argentina Gold in 1999. Homestake is concentrating exploration activities on existing major projects and on the extensive land packages in prime gold belts associated with its recent acquisitions. The Company currently plans to spend approximately $42 million on exploration activities during 2001, including $20 million on the Veladero project. The remainder of 2001 spending is planned primarily around existing operations and on advanced exploration projects that have the greatest prospect of creating commercially viable mines

RECLAMATION, REMEDIATION, WRITE-DOWNS AND OTHER UNUSUAL CHARGES during 2000, 1999 and 1998 were $70.6 million, $20.4 million and $213.8 million, respectively. See Note 5 to the consolidated financial statements for details on write-downs and other unusual charges.

      Included in write-downs and other unusual charges were resource asset write-downs of $28.0 million, $11.7 million and $151.6 million in 2000, 1999, and 1998, respectively.

      Since 1998, the Company has recorded various asset impairments and severance costs relating to the restructuring of the operations of the Homestake mine in South Dakota, which forms part of the Company's North American operating segment. At the time of these impairments, the mine was expected to continue in operation and accordingly the write-downs of the operation's assets in 2000, 1999 and 1998 were accounted for under the assets held for use model of Statement of Financial Accounting Standard (SFAS) 121. The mine continues to be operated as expected following the latest restructuring of operations in 2000, with mining efforts concentrating on the higher-grade developed sections of the underground mine. Mining operations are currently scheduled to cease by December 2001.

      In 1998, following an underground seismic event, the Company recorded an impairment charge and severance costs at its Mt Charlotte mine, in Kalgoorlie, Western Australia, which forms part of the Company's Australian operating segment. The seismic event resulted in various sections of the mine becoming unstable and accordingly mining activities were restricted to accessing ore from the lower risk areas of the mine. The resulting reduction in recoverable ounces and negative impact on cash flow resulted in an asset impairment charge being recorded and accounted for under the assets held for use model of SFAS 121. The mine continues to operate as expected. Mining operations are currently scheduled to cease by December 2001.

      Since 1998, the Company has recorded various impairment charges relating to non-operating properties acquired as part of the Plutonic acquisition, which forms part of the Company's Australian operating segment. The Company has continued to evaluate these non-operating properties since acquisition and has recorded impairments in the periods in which events or circumstances change indicating that the capitalized costs would not be recoverable. These assets were held for expected use, however following the write downs they have now either been put up for sale, abandoned, or held in the hope that some other party would be interested in spending funds on them in the future.

      The Company reduced the carrying values of certain mineral properties acquired as part of the Argentina Gold acquisition, following receipt of drilling results that indicated that further exploration expenditure was unwarranted, and termination of exploration activities by the Company's joint venture partners who were the operators of the joint ventures. Based on drilling results to date, the Company does not expect to realize any value from the properties, however continues to hold these properties in the hope of future third party interest.

      On September 11, 2000, the Company announced a phased closure of the Homestake mine in South Dakota that contemplates completion of operations by December 2001. In connection with the planned closure, the Company recorded a $23 million provision for employee termination benefits and other exit costs. During 2001, the workforce will be reduced, from the then current level of 366 employees, to approximately 40 by no later than December 2001. Reclamation and remediation activities will continue for a number of years. The Company expects to spend approximately $65.1 million on final reclamation and remediation of the Homestake mine, of which $50.2 million had been accrued at December 31, 2000.

      In January 1998, the Company commenced a restructuring of underground operations at the Homestake mine and recorded severance and other costs of $8.9 million.

      During 2000, following a review of its reclamation liabilities, the Company recorded a charge of $16.2 million to increase reclamation accruals for certain non-operating properties. These charges include $10 million for the former uranium mill site near Grants, New Mexico, $2.4 million related to Whitewood Creek in South Dakota, $2.0 million for the Cullaton Lake mine in Nunavut, Canada, $1.5 million for the Bulldog mine in Colorado, and $270,000 for other non-operating properties. Increased cost estimates for future reclamation reflect changes in the scope and expected cost of the required reclamation and closure activities identified during 2000.

      During 1999, the Company recorded unusual charges of $5.2 million to increase the estimated reclamation liability for certain non-operating properties in Australia following an environmental audit of those properties. In 1998, following an environmental audit at the Homestake mine and a change in that operation's mining plan, the Company recorded a provision for estimated additional remediation and related reclamation of $35 million.

      Write-downs and unusual charges for 1999 include a $3.5 million write-down to the carrying value of the Company's investment in an exploration joint venture in Eastern Europe following a decision to exit the venture.

      During 1998, the Company recorded write-downs and unusual charges of $8.2 million to decrease the carrying values of certain marketable securities and other investments that it deemed to be other than temporary.

INCOME TAXES: During 2000, Homestake recorded tax expense of $12.6 million, compared to tax expense of $10.4 million in 1999 and a tax benefit of $20.4 million in 1998. Homestake's effective income tax rate was negative 12.6% during 2000 compared to a negative 463.0% in 1999 and 7.8% in 1998, respectively. The geographic mix of pretax income and losses dramatically impacts the Company's overall effective tax rate. During 2000, the Company had pretax losses of $21.4 million in the United States, $22.2 million in Canada, $27.8 million in Australia and $28.2 million in South America. Homestake recorded tax expense of $9.4 million in the United States, $461,000 in Canada and $2.6 million in Australia. In 2000, no tax benefit was recognized on losses incurred in South American jurisdictions due to the uncertainty of their realization.

      The losses from discontinued sulfur operations in 2000, 1999 and 1998 of $15.3 million, $4.4 million and $3.9 million, respectively, are net of the related tax benefits of $141,000, $597,000 and $1.3 million.

      The statutory tax rate in the United States is 35%. However, the Company expects to be subject to the 20% Alternative Minimum Tax, which can be reduced by 90% through the use of foreign tax credits. The Company's effective United States tax rate was negative 43.7% in 2000 reflecting foreign withholding taxes on intercompany interest income and changes in prior year accruals. The Canadian statutory tax rate, including federal and provincial income taxes, is approximately 48.3%. The Company's effective Canadian tax rate in 2000 was negative 2.1%, primarily due to depreciation expense recorded in the financial statements that is not deductible for tax purposes, partially offset by the deferred tax benefit from reduced Ontario income tax rates which were enacted during the year. In December 1999, the Australian government reduced corporate tax rates to 34% for the fiscal year beginning July 1, 2000 (calendar year 2000 for Homestake) and to 30% thereafter. The Company's effective Australian tax rate was 9.5%, reflecting expenses recorded in the financial statements that are not deductible for tax purposes and valuation allowances on net deferred tax assets.

      At December 31, 2000, 1999 and 1998 the Company had valuation allowances related to its deferred tax assets of $274.7 million, $315.0 million and $217.5 million, respectively. Future tax benefits for United States, Australia and South America have not been recognized because realization of these benefits is uncertain. In addition, there currently is not a strategy that would result in the realization of certain Australian and Canadian deferred tax assets.

MINORITY INTERESTS: Losses allocable to minority interests in consolidated subsidiaries amounted to $3.1 million in 2000 compared to $1.4 million in 1999 and income allocable to minority interests of $3.2 million in 1998. The increases in losses allocable to minority interests in 2000 compared to 1999 primarily reflects the minority interest's share of write-downs to certain assets of Lachlan Resources NL, an 81.2% owned subsidiary of Homestake. The reduction in income allocable to minority interests in 1999 from 1998 is due to the December 1998 acquisition of the Prime minority interests. Minority interests' share of net assets increased during 1999 as a result of additional assets contributed to the Agua de la Falda joint venture ("Agua") by Agua's 49% shareholder, Codelco, partially offset by the allocation of losses to minority interests, resulting primarily from exploration and prefeasibility expenditures in excess of the joint venture operating earnings.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and short-term investments totaled $199.7 million at the end of 2000 compared with $266.6 million at the end of 1999, a decrease of $66.9 million. Net cash provided by continuing operations in 2000 amounted to $119.2 million compared to $122.1 million and $114 million in 1999 and 1998, respectively. The decrease in cash provided by continuing operations in 2000 reflects higher exploration expenditures and lower gold prices partially offset by improved operating performance and changes in working capital. The increase in cash provided by continuing operations during 1999 from 1998 reflects improved operating performance and $35 million of proceeds related to the early close out of forward sales contracts, partially offset by the effect of lower gold prices.

      Net cash used by discontinued operations amounted to $5.7 million in 2000 compared to net cash used by discontinued operations of $4.7 million in 1999 and net cash provided by discontinued operations of $1.0 million in 1998.

      Total debt outstanding, including capital lease obligations, was $227.4 million at December 31, 2000 compared to $315.7 million at December 31, 1999.

      The Company has a cross-border credit facility ("Credit Facility") providing a total availability of $430 million. The Credit Facility is available through July 14, 2003 and provides for borrowings in United States, Canadian or Australian dollars, gold, or a combination of these. At December 31, 2000, borrowings outstanding under the Credit Facility consisted of Canadian dollar-denominated borrowings of $148.9 million (C$223.4 million). The Company pays a commitment fee on the unused portion of the Credit Facility ranging from 0.15% to 0.35% per annum, depending upon rating agencies' ranking for the Company's senior debt. The credit agreement requires, among other provisions, a minimum consolidated net worth, as defined in the agreement (primarily shareholders' equity plus the amount of all noncash write-downs made after December 31, 1997), of $500 million. Interest on the Canadian dollar borrowings is payable quarterly based on the Bankers' Acceptance discount rate plus a stamping fee. At December 31, 2000 and 1999, this rate was 6.95% and 6.17%, respectively.

      The Company has entered into capital leases to finance its portion of mining equipment purchases at the Kalgoorlie operations. Leased assets of $21.5 million are included in property, plant and equipment at December 31, 2000.

      Long-term debt repayments, net of borrowings, amounted to $87.9 million in 2000, compared to $74.5 million in 1999 and $8.1 million in 1998. Net debt repayments in 2000 include the redemption of the remaining outstanding $135 million of the 5.5% convertible subordinated notes ("Convertible Notes") which matured on June 23, 2000. The repayment of the Convertible Notes was financed from existing cash balances and Canadian dollar-denominated borrowings of $99.2 million (C$149.5 million) drawn under the Credit Facility. In addition, during November 2000, the Company repaid $50 million of Canadian denominated borrowings under the credit facility from existing cash balances. During 2000 and 1999, the Company also received $6.7 million and $23 million, respectively, of capital lease proceeds related to additional owner-mining equipment at Kalgoorlie. In 1999, the Company repaid $149.6 million of Australian dollar-denominated borrowings under the Credit Facility and $10 million of South Dakota pollution control bonds and repurchased $15 million of Convertible Notes. The 1999 debt repayments were made from existing cash and short-term investment balances and by Canadian dollar-denominated borrowings of $99.8 million (C$150 million) under the Credit Facility.

      Effective July 1, 2000, Homestake acquired Case Pomeroy & Company, Inc's ("Case") 25% interest in the Round Mountain mine for $42.6 million. The transaction was effected by Homestake purchasing 100% of the shares of Bargold Corporation, a wholly-owned subsidiary of Case. Purchase consideration consisted of 2.6 million newly issued Homestake common shares and $25.9 million in cash. The transaction was accounted for as a purchase with the purchase price allocated $3.4 million for net working capital and $44.7 million for property, plant and equipment, less $5.5 million for reclamation obligations assumed.

         In December 1998, Homestake purchased, for common stock, the 49.4% interest in Prime it did not already own. The total acquisition cost was $321.8 million (including $4 million of capitalized direct acquisition costs). The excess of the purchase price paid over the value of the minority interests acquired was $224 million of which $174 million ($259.6 million including an increase related to deferred taxes) was allocated to the Eskay Creek mine's ore reserves and $50 million ($74.6 million including an increase related to deferred taxes) was allocated to Eskay Creek exploration properties.

      Capital expenditures of $69.9 million in 2000 include $33.9 million at the Yilgarn operations primarily for underground development work, development drilling and camp upgrades, $14.8 million at the Kalgoorlie operations primarily for a flotation circuit upgrade and to acquire additional equipment for owner mining, and $5.6 million at the Eskay Creek mine for a new tailings pipeline and other capital improvements. The remaining expenditures primarily were for sustaining capital to maintain existing production capacity.

      On September 11, 2000 ("the commitment date"), the Company announced a phased closure of the Homestake mine in South Dakota that contemplated completion of operations by no later than December 2001. In accordance with the provisions of EITF 94-3, the Company only recorded as a liability at the commitment date a provision for restructuring costs that were incremental to other costs incurred by the Company in its operation of the Homestake mine and that will be incurred as a direct result of the restructuring. Consistent with EITF 94-3 and other authoritative literature, the Company was unable to recognize unaccrued reclamation of $18.7 million, employee retention costs and severance benefits attributable to future service at the date of the restructuring. The Company's accounting policy is to accrue post-closure reclamation obligations on a units-of-production method based upon estimated quantities of ore which can be recovered economically in the future from known mineral deposits. Although the Company announced a phased closure of the Homestake mine, the asset is still in use and, accordingly, the unaccrued portion of the estimated post-closure reclamation liability, at the commitment date, will be accrued on a units-of-production basis over the remaining reserves to be produced. These costs are not considered incremental and do not result from the restructuring plan and therefore were not recorded as a liability at the commitment date. Future revenues and operating costs, including stay bonuses, will be recognized as incurred throughout the remaining term of the operations plan at the Homestake mine.

      The restructuring is not expected to have a material impact on the Company's liquidity or capital resources. Prior to the restructuring, forecasted cash flows from the Homestake Mine, excluding cash outflows for reclamation, were close to break even. Under the mine out plan, forecasted cash flows continue to be close to break even.

      The Company's reclamation obligation at the Homestake Mine was largely unchanged as a result of the restructuring, and the only impact the restructuring had on the Company's forecasted cash out-flows for reclamation is an acceleration of the timing of reclamation spending, with the majority of the reclamation expenditures being incurred in the three years following mine closure. The Company intends to fund reclamation expenditures from operating cash flow and existing cash resources.

      Severance and other employee benefits to be provided to Homestake Mine employees that are to be terminated will primarily be made from the existing, unrecognized surplus in the Company's defined benefit pension plans, and accordingly these payments will have no impact on the liquidity and capital resources of the Company. During 2001, the workforce will be reduced from the December 31, 2000 level of 322 employees, to approximately 40 by no later than December 2001.

      There were no other payments made, or expected to be made as a result of the restructuring that would have a material impact on the Company's liquidity and capital resources.

      In addition to sustaining capital, planned capital expenditures of approximately $80 million during 2001 include approximately $26.2 million at the Yilgarn operations to convert the Darlot mine to owner-mining and for underground development, $17.5 million at the Round Mountain mine primarily to replace the mining equipment fleet, $11.3 million at the Kalgoorlie operations primarily for mining equipment, Gidji roaster upgrades and infrastructure relocation, $9.9 million at the Eskay Creek mine for ramp development and facilities upgrades, and $8.5 million at the Hemlo operations primarily for mobile mining equipment and construction of a paste-fill plant.

      At December 31, 2000, the Company had an outstanding purchase commitment of $9.0 million dollars representing its 50% share of the purchase of a new fleet of eight 240-ton trucks at the Round Mountain mine.

      During the fourth quarter 2000, Homestake paid a dividend of $0.025 per share.

      The Company paid cash income taxes, net of refunds, of $18.3 million in 2000, consisting primarily of Canadian taxes.

      Future results will be impacted by such factors as the market price of gold and to a lesser extent, silver, the Company's ability to expand its ore reserves, and fluctuations of foreign currency exchange rates. The Company believes that the combination of cash, short-term investments, available lines of credit and future cash flows from operations will be sufficient to meet normal operating requirements, planned capital expenditures, and anticipated dividends.

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

      During 2000, 1999 and 1998 the Company delivered or financially settled 315,100, 449,980 and 1,258,000 ounces of gold at average prices of $328, $327 and $335 per ounce, respectively, under maturing forward sales and option contracts. During 2000, the Company closed out and financially settled its remaining US dollar denominated silver forward sales contracts covering 3.6 million ounces maturing in 2000 and 2001 and Australian dollar denominated option contracts covering 884,000 ounces of gold expiring in years 2001 through 2004. The pretax gains of $4.2 million resulting from these transactions have been deferred and are being recorded in income as the originally designated production is sold. In 1999, the Company also delivered or financially settled option contracts for 3.1 million ounces of silver at an average price of $6.35 per ounce. In July 1999, the Company closed out and financially settled US dollar denominated forward sales gold contracts covering 245,000 ounces maturing in the years 2001, 2002 and 2003. The pretax gain of $35 million realized as a result of this transaction has been deferred and will be recorded in income as the originally designated production is sold. The estimated fair value of the Company's remaining gold and silver hedging position at December 31, 2000 was approximately $43.3 million. At December 31, 2000, Homestake's gold hedging program covered approximately 8% of its proven and probable reserves and contained no exposure to floating lease rates or margin call requirements.

      Under the Company's foreign currency protection program, the Company has entered into foreign currency option contracts to minimize the effects of a strengthening of either the Canadian or Australian currencies in relation to the United States dollar. Realized and unrealized gains and losses on this program are recorded in other income. In July 2000, the Company discontinued its foreign currency protection program. At December 31, 2000 the Company had recorded net unrealized losses of $4.2 million on the remaining open contracts under this program. Option contracts outstanding at December 31, 2000 are expected to remain in place until maturity.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 was amended in June 2000 with the issuance of SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133, which the company adopted effective January 1, 2001, requires that derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the fair value of derivatives in each period are to be accounted for either in current earnings or other comprehensive income depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in the fair value or cash flows of the hedging instruments and the hedged items.

      Foreign currency derivatives are currently marked-to-market with the change in fair value included in earnings. In July 2000, the Company discontinued its foreign currency protection program. Contracts outstanding at December 31, 2000 are expected to remain in place until maturity. Gains and losses resulting from changes in the fair value of these contracts will continue to be recorded in earnings each period after adoption of SFAS 133. At December 31, 2000, the Company's gold hedging contracts, used to reduce exposure to precious metal prices, consisted entirely of forward sales contracts. The Company intends to physically deliver metals in accordance with the terms of these forward sales contracts. Under SFAS 133, as amended by SFAS 138, the Company expects these forward sales contracts will qualify for the normal purchases and sales exemption. Accordingly, adoption of SFAS 133 at December 31, 2000 would have had no impact to the financial statements.

      See notes 2 and 19 to the consolidated financial statements for additional information regarding the Company's hedging programs.

RISKS AND UNCERTAINTIES

      Homestake's operations are affected by the quantity of metals produced, market prices of gold, and to a lesser extent silver, operating costs, interest rates on borrowings and investments, and exploration spending levels. The market price for gold is affected by a worldwide market. Gold prices are subject to volatile price movements over short periods of time and are influenced by numerous factors over which Homestake has no control, including expectations with respect to rates of inflation, the relative strength of the United States dollar, and certain other currencies, interest rates, global or regional political or economic crises, demand for jewelry and industrial products containing gold, speculation, and sales by holders and producers of gold in response to these factors. In addition, because Homestake operates internationally, exposure also exists with respect to fluctuations in currency exchange rates, political risk and levels of taxation. Homestake attempts to manage its exposures to these risks through hedging programs and by maintaining appropriate levels of liquidity and leverage.

      The Company competes with other mining companies for exploration properties, mining claims, joint-venture agreements and for the acquisition of gold mining assets. Such competition could increase the difficulty of acquiring assets on terms acceptable to Homestake.

      Homestake's estimates of its remediation and reclamation obligations are based on currently available facts, existing technology and presently enacted laws and regulations. Environmental laws and regulations are continually changing in all regions in which Homestake operates. It is not possible to determine the impact of future changes in environmental laws and regulations on Homestake's future financial position because of uncertainty surrounding the form such changes may take. The Company regularly reviews these obligations. However, it is reasonably possible that as reclamation plans and associated cost estimates change, the Company's remediation and reclamation liability could change significantly.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE BASED ON MANAGEMENT'S EXPECTATIONS AND ASSUMPTIONS. THEY INCLUDE STATEMENTS PRECEDED BY THE WORDS "BELIEVE," "ESTIMATE," "EXPECT," "INTEND," "WILL," AND SIMILAR EXPRESSIONS, AND ESTIMATES OF RESERVES, FUTURE PRODUCTION AND MINE LIFE, COSTS PER OUNCE, RECLAMATION AND REMEDIATION COSTS, DATES OF CONSTRUCTION COMPLETION, COSTS OF CAPITAL PROJECTS AND COMMENCEMENT OF OPERATIONS, EXPLORATION COSTS AND TAXES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM EXPECTATIONS.

      AMONG THE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FOLLOWING. RESERVE ESTIMATION IS AN INTERPRETIVE PROCESS BASED ON DRILLING RESULTS AND PAST EXPERIENCE AS WELL AS ESTIMATES OF ORE CHARACTERISTICS AND MINING DILUTION, PRICES, COSTS OF MINING AND PROCESSING, CAPITAL EXPENDITURES AND MANY OTHER FACTORS. ACTUAL QUALITY, QUANTITY AND CHARACTERISTICS OF ORE DEPOSITS CANNOT BE KNOWN UNTIL ORE IS ACTUALLY MINED. RESERVE ESTIMATES CHANGE OVER TIME TO REFLECT ACTUAL EXPERIENCE. GRADES OF ORE PROCESSED AT ANY TIME ALSO MAY VARY FROM RESERVE ESTIMATES DUE TO GEOLOGIC VARIATIONS WITHIN AREAS MINED. PRODUCTION AND MINE LIVES MAY VARY FROM ESTIMATES FOR PARTICULAR PROPERTIES AND FOR THE COMPANY AS A WHOLE BECAUSE OF CHANGES IN RESERVES, VARIATIONS IN ORE MINED FROM ESTIMATED GRADE AND METALLURGICAL CHARACTERISTICS, UNEXPECTED GROUND CONDITIONS, MINING DILUTION, LABOR ACTIONS, GOVERNMENT RESTRICTIONS, AND GENERAL ECONOMIC CONDITIONS. TOTAL CASH COSTS MAY VARY DUE TO CHANGES FROM RESERVE AND PRODUCTION ESTIMATES, UNEXPECTED MINING CONDITIONS, AND CHANGES IN ESTIMATED COSTS OF EQUIPMENT, SUPPLIES, UTILITIES, LABOR COSTS AND EXCHANGE RATES. NONCASH COST ESTIMATES, BASED ON TOTAL CAPITAL COSTS AND RESERVE ESTIMATES, CHANGE BASED ON ACTUAL AMOUNTS OF UNAMORTIZED CAPITAL, CHANGES IN ESTIMATES OF FINAL RECLAMATION, AND CHANGES IN RESERVES. RECLAMATION AND REMEDIATION COST ESTIMATES ARE BASED ON EXISTING AND EXPECTED LEGAL REQUIREMENTS, PAST EXPERIENCE, COST ESTIMATES BY THE COMPANY AND OTHERS, AND EXPECTATIONS REGARDING GOVERNMENT ACTION AND TIME FOR GOVERNMENT AGENCIES TO ACT, ALL OF WHICH CHANGE OVER TIME AND REQUIRE PERIODIC RE-EVALUATION. CAPITAL COST ESTIMATES ARE BASED ON OPERATING EXPERIENCE, RESERVE ESTIMATES AND EXPECTED PRODUCTION RATES, ESTIMATES BY AND CONTRACT TERMS WITH THIRD-PARTY SUPPLIERS, EXPECTED LEGAL REQUIREMENTS, FEASIBILITY REPORTS BY COMPANY PERSONNEL AND OTHERS, AND OTHER FACTORS. FACTORS INVOLVED IN ESTIMATED TIME FOR COMPLETION OF PROJECTS INCLUDE THE COMPANY'S EXPERIENCE IN COMPLETING CAPITAL PROJECTS, ESTIMATES BY AND CONTRACT TERMS WITH CONTRACTORS, ENGINEERS, SUPPLIERS AND OTHERS INVOLVED IN DESIGN AND CONSTRUCTION OF PROJECTS, AND ESTIMATED TIME FOR THE GOVERNMENT TO PROCESS APPLICATIONS, ISSUE PERMITS AND TAKE OTHER ACTIONS. CHANGES IN ANY FACTOR MAY CAUSE COSTS AND TIME FOR COMPLETION TO VARY SIGNIFICANTLY FROM ESTIMATES. THERE IS A GREATER LIKELIHOOD OF VARIATION FOR PROPERTIES AND FACILITIES NOT YET IN PRODUCTION DUE TO LACK OF ACTUAL EXPERIENCE. EXPLORATION COST ESTIMATES ARE BASED ON PAST EXPERIENCE, ESTIMATED LEVELS OF FUTURE ACTIVITY AND ASSUMPTIONS REGARDING RESULTS ON A PARTICULAR

PROPERTY AND CHANGE BASED ON ACTUAL EXPLORATION RESULTS (INCREASING OR DECREASING EXPENDITURES), CHANGED CONDITIONS AND PROPERTY ACQUISITIONS AND DISPOSITIONS. TAX ESTIMATES REFLECT EXPECTATIONS REGARDING GEOGRAPHIC SOURCES OF INCOME, LOCATIONS OF EXPENDITURES AND EXPECTED TAX RATES IN EACH JURISDICTION, AND CHANGE AS THE MIX OF INCOME, EXPENDITURES AND TAX RATES CHANGE.

                      ITEM - 7 (a) MARKET RISK DISCLOSURES

      See notes 2 and 19 to the consolidated financial statements at December 31, 2000 for additional information regarding the Company's precious metals and foreign currency hedging programs and the adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." Such information is hereby incorporated by reference.

                        GOLD AND SILVER RISK DISCLOSURES

      The results of the Company's operations are affected significantly by the market price of gold. Gold prices are influenced by a number of factors over which the Company has no control, including expectations with respect to the rate of inflation, the relative strength of the United States dollar and certain other currencies, interest rates, global or regional political or economic crises, demand for gold for jewelry and industrial products, and sales by holders and producers of gold in response to these factors.

      The Company's precious metals hedging policy governs all of its precious metals hedging activities. Any changes to such policy must be approved by the Company's Board of Directors. The objective of the Company's precious metals hedging activities is to i) insure a minimum price for a specified portion of future gold production, and ii) enhance revenues from the sale of a specified portion of future gold production by taking advantage of the forward price premium (contango) usually available in the market. In the case of gold the contango is the positive difference between the spot market gold price and the forward market gold price. It is often expressed as an interest rate and is the difference between the inter-bank deposit rates and gold lease rates. Through prudent and limited use of hedging, the Company has delivered a realized gold price consistently above market levels, outperforming the spot price of gold over the past four years by an average of $15 per ounce.

      In general, the Company's precious metals hedging policy provides for the use of forward sales contracts to hedge up to 30% of each of the following ten year's expected annual gold production, and up to 30% of each of the following five year's expected annual silver production, at prices in excess of certain targeted prices. However, in the case of gold hedging, the Chief Executive Officer has the authority to authorize sales of up to an additional 300,000 ounces per year if approved by the Board of Directors. In addition to forward sales contracts, the policy also provides for the use of combinations of put and call option contracts to establish minimum floor prices. The Company does not hold or issue financial instruments or derivative financial instruments for trading purposes or to create hedge positions in excess of forecast identifiable exposures.

      The Company has well established hedging practices that are reviewed and approved by the finance committee and the board of directors. The Company's Gold Hedging Management Committee, chaired by the Chief Executive Officer and including the Chief Financial Officer, the Controller, the Treasurer, the Vice President, North American Operations and the Vice President, Australia, is responsible for the overseeing the Company's precious metals hedging program and authorizing specific hedging strategies. A report on the Company's hedge position is prepared each month and distributed to the Gold Hedging Management Committee by the Company's treasury group. This report summarizes the Company's outstanding hedge position the end of the month (including aggregate hedge volume vs. policy maximum, type of contract and key terms and mark-to-market value) as well as all new hedge positions added during the month. The Company's Board of Directors also receives a report on the Company's hedge position at each of its regularly scheduled meetings. Hedging execution is limited to a small group authorized individuals. Furthermore, on the day that a hedge trade is executed, a detailed hedge transaction report is prepared by the Company's treasury group and distributed to Chief Financial Officer and Controller.

      As of December 31, 2000, the Company has gold hedging arrangements in place with four counterparties, each of which has at least an A credit rating. Each of these hedging counterparties are well-established bullion banks or large commercial banks with a significant presence in the bullion trading market. To reduce exposure to defaults by counterparties, the Company diversifies its hedging arrangements across a number of counterparties and regularly monitors each counterparties' credit rating. To date, all of the Company's counterparties have fully performed under their obligations to such arrangements.

      As of December 31, 2000 the Company's had gold forward sales contracts outstanding as follows:

                                                                                                            Fair
                                                                                                            Value
                            Expected Maturity or Transaction Date                                           (US$
                                                                                              TOTAL OR    MILLIONS)
                            2001       2002       2003       2004       2005   THEREAFTER     AVERAGE       (2)
                            ----       ----       ----       ----       ----   ----------     -------       ---
US $ DENOMINATED
CONTRACTS:
  Forward sales
contracts:
      Ounces              10,000      10,000         --         --     90,000    559,200      669,200
      Average price
      (US$ per oz.) (1)  $   400    $    403   $     --   $     --   $    400   $    418    $     415    $     31.1

A$ DENOMINATED
CONTRACTS:
  Forward sales
contracts:
      Ounces              300,000    264,800    144,800    228,800     26,000         --      964,400
      Average price
      (AU$ per oz.) (1)  $    519   $    548   $    567   $    592   $    526   $     --    $     551
      Average price
      (US$ per oz.) (1)  $    290   $    306   $    317   $    331   $    294   $     --    $     308    $     12.2

% of expected annual
production                    13%        14%

(1)      Expressed in US dollars at December 31, 2000 exchange rate of A$=
         US$ 0.5588
(2) Fair values are based on market quotations for similar financial instruments

      As of December 31, 2000, the estimated fair value of the Company's outstanding hedge positions was approximately $43 million. There are no unusual features on any of the Company's hedges that can materially affect either the fair value of the contracts or the expected performance of the contracts. Furthermore, the Company has no margin requirements at any price. The estimated fair value of the Company's outstanding hedge positions may be impacted by future changes in the spot price of gold, interest rates, gold lease rates and the spot currency rate in which Australian dollars can be exchanged for US dollars. The following is a summary of the estimated fair value sensitivities with respect to each of the above changes as of December 31, 2000:

                                  IMPACT ON ESTIMATED FAIR VALUE
                                      AS OF DECEMBER 31, 2000
                                        INCREASE (DECREASE)
                                          (US$ MILLIONS)
US$1/oz increase in spot
gold price:                                   ($1.5)

0.1% decline in interest
rates:                                         $1.5

US$ 0.01 decrease in A$
exchange rate                                 ($4.7)

0.1% rise in gold lease
rates:                                         $1.3

      During 2000, the Company closed out and financially settled its then-remaining US dollar-denominated silver forward sales contracts covering 3.6 million ounces maturing in 2000 and 2001 and US and Australian-dollar denominated option contracts covering 884,000 ounces of gold expiring in 2001 through 2004. The pretax gains of $4.2 million realized as a result of these transactions has been deferred are being recorded in income as the originally designated production is sold.

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

      At December 31, 2000 the Company had Canadian and Australian foreign currency option contracts outstanding as follows:


                                                      Expected Maturity or Transaction Date
                                                                                Total or       Fair
                                                      2001           2002       Average        Value (4)
                                                     -----          -----       -------        ---------
(US$ IN MILLIONS)
Canadian $ / US $ option contracts:                                                            $   (0.1)
  US $ covered                                       $62.1                        $62.1
   Written puts, average exchange rate (1)            0.66                         0.66
  US $ covered                                       $66.1                        $66.1
   Purchased calls , average exchange rate (2)        0.69                         0.69
  US $ covered                                       $38.3                        $38.3
   Purchased puts, average exchange rate (3)          0.65                         0.65

Australian $ / US $ option contracts:                                                              (4.1)
  US $ covered                                       $96.8          $33.0         $129.8
   Written puts, average exchange rate (1)            0.65           0.68           0.66
  US $ covered                                       $96.8          $33.0         $129.8
   Purchased calls , average exchange rate (2)        0.66           0.68           0.66
  US $ covered                                       $85.8          $33.0         $118.8
   Purchased puts, average exchange rate (3)          0.64           0.65           0.64

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

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    AMENDED CONSOLIDATED FINANCIAL STATEMENTS
                            HOMESTAKE MINING COMPANY
                      FOR THE YEAR ENDED DECEMBER 31, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF HOMESTAKE MINING COMPANY:

In our opinion, the accompanying restated consolidated balance sheets and the related restated consolidated statements of operations, shareholders' equity, comprehensive income (loss) and cash flows present fairly, in all material respects the financial position of Homestake Mining Company and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Notes 23 and 21, the Company restated its consolidated financial statements for the years ended December 31, 2000, 1999 and 1998 to revise its depreciation and reclamation calculations, expense previously capitalized costs and revise its segment information.

PricewaterhouseCoopers LLP
San Francisco, California
January 31, 2001, except for Notes 23 and 21, as to which the date is November 7, 2001

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

FOR THE YEAR ENDED DECEMBER 31,                                   2000              1999              1998
---------------------------------------------------------------------------------------------------------------
REVENUES AND OTHER INCOME                                 (As Restated)     (As Restated)     (As Restated)
    Gold and ore sales                                       $ 665,668       $   671,572       $   782,159
    Interest income                                             20,106            16,344            19,426
    Other income (loss) (note 4)                               (18,985)           41,956           (23,647)
---------------------------------------------------------------------------------------------------------------

                                                               666,789           729,872           777,938
---------------------------------------------------------------------------------------------------------------

COSTS AND EXPENSES
    Production costs                                           440,397           451,472           513,549
    Depreciation, depletion and amortization                   145,169           151,728           161,803
    Administrative and general expense                          37,922            42,011            46,800
    Exploration expense                                         50,500            39,511            59,865
    Interest expense                                            19,511            17,827            20,884
    Business combination and integration costs (note 3)             --             4,764            19,351
    Reclamation and remediation charges (note 5)                16,166             5,185            36,000
    Write-downs and other unusual charges (note 6)              54,399            15,230           177,813
    Other expense                                                2,396             4,396             3,231
---------------------------------------------------------------------------------------------------------------

                                                               766,460           732,124         1,039,296
---------------------------------------------------------------------------------------------------------------

LOSS BEFORE TAXES AND MINORITY INTERESTS                       (99,671)           (2,252)         (261,358)
Income Taxes (note 8)                                          (12,553)          (10,426)           20,437
Minority Interests                                               3,125             1,395            (3,185)
---------------------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                               (109,099)          (11,283)         (244,106)

LOSS FROM DISCONTINUED OPERATIONS                              (15,346)           (4,356)           (3,909)
---------------------------------------------------------------------------------------------------------------
NET LOSS                                                     $(124,445)      $   (15,639)      $  (248,015)
---------------------------------------------------------------------------------------------------------------

PER SHARE AMOUNTS - BASIC AND DILUTED:
    Loss from continuing operations                          $   (0.42)      $     (0.04)      $     (1.05)
    Loss from discontinued operations                            (0.06)            (0.02)            (0.02)
---------------------------------------------------------------------------------------------------------------
NET LOSS PER SHARE                                           $   (0.48)      $     (0.06)      $     (1.07)
---------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES USED IN THE COMPUTATION         261,692           259,964           231,747
---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

DECEMBER 31,                                                                                  2000               1999
----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                    (As Restated)     (As Restated)
CURRENT ASSETS
   Cash and equivalents                                                                    $   193,422       $   130,273
   Short-term investments                                                                        6,237           136,362
   Receivables (note 9)                                                                         38,848            44,988
   Inventories (note 10)                                                                        87,762            63,337
   Deferred income taxes (note 8)                                                                4,021            14,663
   Other                                                                                         1,915             7,479
----------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                      332,205           397,102

PROPERTY, PLANT AND EQUIPMENT - NET (note 11)                                                  926,380         1,081,645

INVESTMENTS AND OTHER ASSETS (note 12)                                                          99,358           104,521

----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                               $ 1,357,943       $ 1,583,268
----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                        $    37,779       $    34,873
   Accrued liabilities (note 13)                                                                91,080            64,460
   Current portion of deferred gain on close-out of forward sales contracts (note 19)           12,869                --
   Income and other taxes payable                                                                9,050             3,469
   Current portion of long-term debt (note 14)                                                   2,822            37,206
----------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                                 153,600           140,008

LONG-TERM LIABILITIES
   Long-term debt (note 14)                                                                    224,616           278,494
   Other long-term obligations (note 15)                                                       221,856           187,250
----------------------------------------------------------------------------------------------------------------------------
     Total long-term liabilities                                                               446,472           465,744

DEFERRED GAIN ON CLOSE-OUT OF FORWARD SALES CONTRACTS (note 19)                                 22,223            34,956

DEFERRED INCOME TAXES (note 8)                                                                 180,089           205,982

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                                                 10,375            13,800

SHAREHOLDERS' EQUITY (note 18)
   Capital stock, $1 par value per preferred and common share:
     Authorized  - Preferred: 10,000 shares; no shares outstanding
                 - Common: 450,000 shares
     Outstanding - HCI exchangeable shares: 2000 - 3,375; 1999 - 6,657
                 - Common: 2000 - 259,846; 1999 - 253,808                                      259,846           253,808
   Additional paid-in capital                                                                  936,574           922,495
   Deficit                                                                                    (555,999)         (424,976)
   Accumulated other comprehensive loss                                                        (95,237)          (28,549)
----------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                                545,184           722,778
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $ 1,357,943       $ 1,583,268
----------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies - see note 20

The accompanying notes are an integral part of these financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

FOR THE YEAR ENDED DECEMBER 31,                                   2000            1999            1998
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                          (As Restated)   (As Restated)   (As Restated)
Net loss                                                        $(124,445)      $ (15,639)      $(248,015)
Reconciliation to net cash provided by operations:
   Depreciation, depletion and amortization                       145,169         151,728         161,803
   Deferred gains on close-out of forward sales contracts           4,184          34,956              --
   Reclamation, remediation, write-downs and other unusual         70,565          20,415         204,934
       charges (notes 5 and 6)
   Unrealized foreign currency exchange (gains) losses
       on intercompany debt (note 4)                               16,236          (9,975)          5,671
   Gains on investment sales and asset disposals                   (8,275)         (4,155)         (8,910)
   Loss on discontinued operations                                 15,346           4,356           3,909
   Deferred income taxes (note 8)                                  (7,747)        (14,786)        (46,786)
   Minority interests                                              (3,125)         (1,395)          3,185
   Reclamation - net                                               11,411          (1,943)          1,859
   Other items - net                                               (6,910)             94          (8,475)
   Effect of changes in operating working capital items:
     Receivables                                                      627           2,987          (8,566)
     Inventories                                                  (31,684)         13,909          40,596
     Accounts payable                                               5,058          (9,285)        (15,081)
     Accrued liabilities and taxes payable                         20,190         (34,806)         16,679
     Payroll and other                                              6,923          (8,572)          9,738
     Prepaid expenses                                               5,564          (2,443)          4,164
     Other                                                            129          (3,380)         (2,697)
-------------------------------------------------------------------------------------------------------------
Net cash provided by continuing operations                        119,216         122,066         114,008
Net cash provided by (used in) discontinued operations             (5,693)         (4,727)          1,046
-------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                         113,523         117,339         115,054
-------------------------------------------------------------------------------------------------------------
INVESTMENT ACTIVITIES
Decrease (increase) in short-term investments                     130,125          19,069         (19,307)
Additions to property, plant and equipment                        (69,887)       (104,927)        (73,323)
Proceeds from sale-leaseback of equipment (note 20)                 6,713          23,044              --
Acquisition of 25% interest in  the Round Mountain mine           (25,930)             --              --
Proceeds from asset sales                                           7,783           6,309          15,606
Decrease in restricted cash                                         1,789          11,772           2,429
Investments in mining companies                                      (873)             --          11,088
Other                                                                  --              --            (135)
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investment activities               49,720         (44,733)        (63,642)
-------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Borrowings                                                         99,172          99,791          97,697
Debt repayments                                                  (187,096)       (174,287)       (105,747)
Dividends paid                                                     (6,578)        (18,487)        (22,494)
Common shares issued                                                   --           6,707           3,399
Other                                                                  --              --           1,795
-------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                             (94,502)        (86,276)        (25,350)
-------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS            (5,592)         (3,576)         (7,433)
-------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                    63,149         (17,246)         18,629
CASH AND EQUIVALENTS, JANUARY 1                                   130,273         147,519         128,890
-------------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, DECEMBER 31                               $ 193,422       $ 130,273       $ 147,519
-------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                             ACCUMULATED OTHER
                                                                                         COMPREHENSIVE INCOME (LOSS)
                                                                                        -----------------------------
                                                           ADDITIONAL     RETAINED      ACCUMULATED     UNREALIZED
FOR THE YEARS ENDED                            COMMON       PAID-IN       EARNINGS      TRANSLATION     SECURITIES
DECEMBER 31,                                    STOCK       CAPITAL       (DEFICIT)     ADJUSTMENTS    GAINS (LOSSES)     TOTAL
                                              ---------    ---------     ----------     -----------    --------------    --------
                                                                        (As Restated)  (As Restated)                   (As Restated)
BALANCES, DECEMBER 31, 1997                   $ 228,743    $ 616,330     $ (121,381)     $ (33,563)        $ 1,827       $691,956
Comprehensive income:
   Net loss                                                                (248,015)                                     (248,015)
   Other comprehensive income (loss)                                                       (32,291)          3,937        (28,354)
Dividends paid                                                              (21,454)                                      (21,454)
Stock issued to employees and directors             250        2,911                                                        3,161
Stock issued for acquisition of Plutonic
    options and partly-paid shares (note 3)         503         (503)                                                          --
Stock issued in private placement                 1,390        1,845                                                        3,235
Exercise of stock options                            34          (10)                                                          24
Stock issued for purchase of Prime
   minority interests (note 3):
     Homestake common shares                     16,672      173,843                                                      190,515
     HCI exchangeable shares                                 127,285                                                      127,285
Other                                              (109)        (885)                                                        (994)
                                              ---------    ---------     ----------      ---------         -------       --------
BALANCES, DECEMBER 31, 1998                     247,483      920,816       (390,850)       (65,854)          5,764        717,359
Comprehensive income:
   Net loss                                                                 (15,639)                                      (15,639)
   Other comprehensive income                                                               28,949           2,592         31,541
Dividends paid                                                              (18,487)                                      (18,487)
Stock issued to employees and directors             254        2,016                                                        2,270
Stock issued in exchange for
    HCI exchangeable shares                       4,482       (4,482)                                                          --
Stock issued in private placement                 1,090        5,199                                                        6,289
Exercise of stock options                           499         (121)                                                         378
Other                                                           (933)                                                        (933)
                                              ---------    ---------     ----------      ---------         -------       --------
BALANCES, DECEMBER 31, 1999                     253,808      922,495       (424,976)       (36,905)          8,356        722,778
Comprehensive income:
   Net loss                                                                (124,445)                                     (124,445)
   Other comprehensive loss                                                                (59,710)         (6,978)       (66,688)
Dividends paid                                                               (6,578)                                       (6,578)
Stock issued to employees and directors             265        2,272                                                        2,537
Stock issued in exchange for
    HCI exchangeable shares                       3,282       (3,282)                                                          --
Shares issued on purchase of 25%
   interest in Round Mountain (note 3)            2,600       14,137                                                       16,737
Other                                              (109)         952                                                          843
                                              ---------    ---------     ----------      ---------         -------       --------
BALANCES, DECEMBER 31, 2000                   $ 259,846    $ 936,574     $ (555,999)     $ (96,615)        $ 1,378       $545,184
                                              =========    =========     ==========      =========         =======       ========

The accompanying notes are an integral part of these financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES
             STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

FOR THE YEAR ENDED DECEMBER 31,                                           2000           1999            1998
---------------------------------------------------------------------------------------------------------------------
                                                                      (As Restated)  (As Restated)   (As Restated)
NET LOSS                                                                $(124,445)      $(15,639)      $(248,015)
---------------------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME (LOSS)
      Changes in unrealized gains (losses) on securities:
           Unrealized holding gains (losses) arising during period            299          4,012           1,213
           Less: Reclassification adjustments for gains (losses)
                 included in net income (loss)                              7,029          1,033          (1,620)
---------------------------------------------------------------------------------------------------------------------
                                                                           (6,730)         2,979           2,833
           Income taxes                                                      (248)          (387)          1,104
---------------------------------------------------------------------------------------------------------------------
                                                                           (6,978)         2,592           3,937
      Foreign currency translation adjustments (before and
           after tax)                                                     (59,710)        28,949         (32,291)
---------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS)                                         (66,688)        31,541         (28,354)
---------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME (LOSS)                                             $(191,133)      $ 15,902       $(276,369)
---------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all tabular amounts are in thousands)

NOTE 1: NATURE OF OPERATIONS

      Homestake Mining Company ("Homestake" or the "Company") is engaged in gold mining and related activities including exploration, extraction, processing, refining and reclamation. Gold bullion, the Company's principal product, is produced and sold in the United States, Canada, Australia and Chile. Ore and concentrates containing gold and silver from the Eskay Creek mine in Canada are sold directly to smelters.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION: The consolidated financial statements include Homestake and its majority-owned subsidiaries, and their undivided interests in joint ventures after elimination of intercompany amounts. Undivided interests in mining properties (the Round Mountain and Marigold mines in Nevada; the Kalgoorlie operations in Western Australia; the Hemlo operations in Canada; and the Veladero project in Argentina) are reported using pro rata consolidation whereby the Company reports its proportionate share of assets, liabilities, income and expenses. These financial statements have been restated; refer to footnote 21 and 23 for the principal effects of this restatement.

      USE OF ESTIMATES: The preparation of financial statements in conformity with United States generally accepted accounting principals requires the Company's management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes thereto. Actual results could differ from those estimates.

      CASH AND EQUIVALENTS are stated at cost and consist of highly liquid United States and foreign government and corporate investments with original maturities of three months or less at the date of purchase. The Company minimizes its credit risk by investing its cash and equivalents with major international banks and financial institutions located principally in the United States, Canada and Australia. The Company believes that no concentration of credit risk exists with respect to the investment of its cash and equivalents.

      SHORT-TERM INVESTMENTS principally consist of highly liquid United States and foreign government and corporate securities with original maturities in excess of three months and current maturities of less than twelve months from the balance sheet date. The Company classifies all short-term investments as available-for-sale. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income, a separate component of shareholders' equity, except that declines in market value judged to be other than temporary are recognized in determining net income.

      INVENTORIES, which include finished products, ore in process, stockpiled ore, ore in transit, and supplies, are stated at the lower of cost or net realizable value. The cost of gold produced by certain United States operations is determined principally by the last-in, first-out method. The cost of other inventories is determined primarily by averaging methods.

      CAPITALIZED INTEREST: Interest expense allocable to the cost of development of mining properties and to the construction of new facilities is capitalized until the related asset is ready for its intended use. Capitalized interest is determined by applying a weighted average interest rate of borrowings outstanding during the period to the average amount of accumulated expenditures for the asset during the period. Capitalized interest is recorded as a component of the cost of the asset to which it relates and is amortized on the same basis as the other components of asset cost.

      EXPLORATION COSTS are expensed as incurred. All costs related to property acquisitions are capitalized.

      DEVELOPMENT COSTS: Following identification of proven and probable reserves, development costs incurred to place new mines into production and to complete major development projects at operating mines are capitalized. Costs of start-up activities and ongoing costs to maintain production are expensed as incurred.

      DEPRECIATION, DEPLETION AND AMORTIZATION of mining properties, mine development costs and major plant facilities is computed using the units-of-production method based on proven and probable reserves. Such estimates are based on current and projected costs and prices. Other equipment and plant facilities are depreciated using straight-line or accelerated methods principally over estimated useful lives of three to ten years. At several minesites, the current terms of mining rights or licenses are scheduled to expire prior to the completion of production that is included in depreciation, depletion and amortization calculations, impairment analyses and other accounting estimates. Renewals of such mining rights or licenses are granted by right upon application to the relevant authorities in the manner prescribed by law and regulations. We have assumed, consistent with our experience and applicable laws and regulations, that we will obtain renewals of mining rights and licenses through the completion of scheduled ore production.

      PROPERTY EVALUATIONS: Long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If deemed impaired, an impairment loss is measured and recorded based on the fair value of the asset, which generally will be computed using discounted expected future cash flows. Estimated future net cash flows from each mine are calculated using estimates of production, future sales prices (considering historical and current prices, price trends and related factors), production costs, capital and reclamation costs. During 2000, 1999 and 1998, the Company estimated future net cash flows from its gold operations using long-term gold prices of $300, $325 and $325 per ounce, respectively, to perform impairment reviews. The Company's estimates of future cash flows are subject to risks and uncertainties. Therefore, it is possible that changes could occur which may affect the recoverability of the Company's investments in mineral properties and other assets.

            Undeveloped properties upon which the Company has not performed sufficient exploration work to determine whether significant mineralization exists are carried at original acquisition cost. If it is determined that significant mineralization does not exist, an impairment loss is measured and recorded based on the fair value of the property at the time of such determination.

      RECLAMATION AND REMEDIATION: Reclamation costs (undiscounted) and related liabilities, which are based on the Company's interpretation of current environmental and regulatory requirements, are accrued and expensed in production costs using the units-of-production method based on proven and probable reserves. Amounts to be received from the Federal Government for its share of the cost of future reclamation activities are offset against estimated remaining reclamation liabilities and are recorded in the period that such expenditures are made. Remediation liabilities, including estimated governmental oversight costs, are expensed upon determination that a liability has been incurred and where reasonable estimate of the cost (undiscounted) can be determined.

            Based on current environmental regulations and known reclamation requirements, the Company has included its best estimates of these obligations in its reclamation accruals. The Company updates these estimates regularly, however, the Company's estimates of its ultimate reclamation liabilities could change significantly as a result of changes in regulations or cost estimates.

      INVESTMENTS: Investments in mining securities that have readily determinable fair values and assets held in trust to fund employee benefits are classified as available-for-sale investments. Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income, except that declines in market value judged to be other than temporary are recognized in determining net income. Realized gains and losses on these investments are recognized in determining net income.

      GOLD AND ORE SALES are recognized when delivery has occurred, title passes and pricing is either fixed or determinable. All gold and ore sales are made in accordance with standard sales contracts that the Company enters into with smelters and major financial institutions.

      DERIVATIVE FINANCIAL INSTRUMENTS: The Company uses derivative financial instruments as part of an overall risk-management strategy. These instruments are used as a means of hedging exposure to precious metals prices and foreign currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes.

            The Company uses forward sales contracts to hedge its exposure to precious metals prices. The underlying hedged production is designated at the inception of the hedge. Deferral accounting is applied only if the derivatives continue to reduce the price risk associated with the underlying hedged production. Contracted prices on forward sales contracts and options are recognized in product sales as the designated production is delivered or sold. In the event of early settlement of hedge contracts, gains and losses are deferred and recognized in income at the originally designated delivery date.

            The Company uses combinations of put and call options to hedge its exposure to foreign currency exchange rates. These options do not qualify for deferral accounting and are marked to market at each balance sheet date. Realized and unrealized gains and losses on these options are recognized in other income.

            In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 was amended in June 2000 with the issuance of SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133, which the company will adopt effective January 1, 2001, requires that derivatives be recognized as assets or liabilities and be measured at fair value. Gains or losses resulting from changes in the fair value of derivatives in each period are to be accounted for either in current earnings or other comprehensive income depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in the fair value or cash flows of the hedging instruments and the hedged items.

            Foreign currency derivatives are currently marked-to-market with the change in fair value included in earnings. In July 2000, the Company discontinued its foreign currency protection program. Contracts outstanding at December 31, 2000 are expected to remain in place until maturity. Gains and losses resulting from changes in the fair value of these contracts will continue to be recorded in earnings each period after adoption of SFAS 133. At December 31, 2000, the Company's hedging contracts, used to reduce exposure to precious metal prices, consisted entirely of forward sales contracts. The Company intends to physically deliver metals in accordance with the terms of these forward sales contracts. Under SFAS 133, as amended by SFAS 138, the Company expects these forward sales contracts will qualify for the normal purchases and sales exemption. Accordingly, adoption of SFAS 133 at December 31, 2000 would have had no impact to the financial statements.

            SFAS 133 requires that gains or losses resulting from the close out of a derivative contract designated as a cash flow hedge before its maturity date be deferred in other comprehensive income, until the sale of the originally hedged production. At December 31, 2000, the Company had deferred gains of $35.1 million related to the close out of gold forward sales contracts during 2000 and 1999 that were classified as liabilities in the Consolidated Balance Sheets. Had the Company adopted SFAS 133 at December 31, 2000, these amounts would have been included in accumulated other comprehensive income.

      INCOME TAXES: The Company follows the liability method of accounting for income taxes whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of certain assets and liabilities. Changes in deferred tax assets and liabilities include the impact of any tax rate changes enacted during the year. Mining income taxes represent Canadian provincial taxes levied on defined profits from mining operations. Foreign withholding taxes represent Canadian and Australian withholding taxes on intercompany interest.

      FOREIGN CURRENCY: Assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at the end of each period. Revenues and expenses of foreign subsidiaries are translated at the average exchange rate for the period. Accumulated currency translation adjustments are included in accumulated other comprehensive income. Foreign currency transaction gains and losses are included in the determination of net income.

      PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS: Pension costs related to United States employees are determined using the projected unit credit actuarial method. The Company's funding policy for defined benefit pension plans is to fund the plans annually to the extent allowed by the applicable regulations. In addition, the Company provides medical and life insurance benefits for certain retired employees. The cost of such benefits are accrued and expensed over the period in which active employees become eligible for the benefits. Postretirement medical and life insurance benefits are paid at the time such benefits are provided.

      NET INCOME OR LOSS PER SHARE is computed by dividing net income or loss by the weighted average number of common shares outstanding, including the Homestake Canada Inc. ("HCI") exchangeable shares (see note 18). Options to purchase common shares are not included in the diluted loss per share calculations as their effect is anti-dilutive, therefore the Company's basic and diluted net income or loss per share are the same. Options to purchase common shares in 2000, 1999 and 1998 were 7.2 million, 5.7 million and 4.9 million, respectively (see note 16).

      PREPARATION OF FINANCIAL STATEMENTS: Certain 1999 and 1998 amounts have been reclassified to conform to the current year's presentation. All dollar amounts are expressed in United States dollars unless otherwise indicated.

NOTE 3: ACQUISITIONS AND DIVESTITURES

      ROUND MOUNTAIN MINE: Effective July 1, 2000, Homestake acquired Case Pomeroy & Company Inc.'s ("Case") 25% interest in the Round Mountain mine for $42.6 million, increasing Homestake's ownership in the mine from 25% to 50%. The transaction was effected by Homestake purchasing 100% of the shares of Bargold Corporation, a wholly owned subsidiary of Case. Purchase consideration consisted of 2.6 million newly issued Homestake common shares and $25.9 million in cash. The transaction was accounted for as a purchase with the purchase price allocated $3.4 million for net working capital and $44.7 million for property, plant and equipment, less $5.5 million for reclamation obligations.

      AGUA DE LA FALDA: In October 1999, the Company and Corporacion Nacional del Cobre Chile ("Codelco") contributed additional capital of $14.9 million in Agua de la Falda ("ADLF") in proportion to their ownership interests (Homestake 51% and Codelco 49%). The Company's subscribed capital contribution primarily was in the form of cash. Codelco contributed property, subject to a retained royalty.

      ARGENTINA GOLD CORP: In April 1999, Homestake issued 20.9 million common shares to acquire Argentina Gold Corp. ("Argentina Gold"), a publicly-traded Canadian gold exploration company whose principal asset is its 60% interest in the Veladero property in northern Argentina. The business combination was accounted for as a pooling of interests and accordingly, Homestake's consolidated financial statements include Argentina Gold for all periods presented. In 1999, the Company recorded business combination expenses of $4.8 million related to this transaction.

      PRIME RESOURCE GROUP INC.: In December 1998, Homestake acquired the 49.4% of Prime Resources Group Inc. ("Prime") it did not already own for $317.8 million. Purchase consideration consisted of 16.7 million newly issued Homestake common shares and 11.1 million HCI exchangeable shares (see note
      17). The acquisition of the Prime minority interests was accounted for as a purchase.

      PLUTONIC RESOURCES LIMITED: In April 1998, Homestake issued 64.4 million common shares to acquire Plutonic Resources Limited ("Plutonic"), a publicly traded Australian gold producer. The business combination was accounted for as a pooling of interests and accordingly, Homestake's consolidated financial statements include Plutonic for all periods presented. Business combination and integration costs of $19.1 million were incurred in 1998 related to this transaction.

NOTE 4: OTHER INCOME (LOSS)

                                                                 2000                1999               1998
                                                       ------------------------------------------------------
Foreign currency contract gains (losses) (note 19)          $(16,621)             $15,814          $(34,332)
Foreign currency exchange gains (losses)
    on intercompany advances and other                       (18,181)              10,913            (4,400)
Oil sales - net                                                2,831                1,145             1,098
Gains on investments and asset disposals                       8,275                4,155             8,910
Royalty income                                                 2,753                2,213             2,398
Other                                                          1,958                7,716             2,679
                                                       ------------------------------------------------------
                                                            $(18,985)             $41,956          $(23,647)
                                                       ======================================================

NOTE 5: RECLAMATION AND REMEDIATION CHARGES


                                           2000       1999       1998
                                       --------    -------    -------
Reclamation and remediation charges    $ 16,166    $ 5,185    $36,000
                                       ========    =======    =======

      During 2000, following a review of its reclamation liabilities, the Company recorded a charge of $16.2 million to increase reclamation accruals for certain non-operating properties. These charges include $10 million for the former uranium millsite near Grants, New Mexico, $2.4 million related to Whitewood Creek in South Dakota, $2.0 million for the Cullaton Lake mine in Nunavut, Canada, $1.5 million for the Bulldog mine in Colorado, and $270,000 for other non-operating properties. Events and circumstances supporting these increases in reclamation accruals are as follows:

      GRANTS, NEW MEXICO

      The results of a scheduled environmental audit of the former uranium millsite in Grants, New Mexico completed in the third quarter of 2000 indicated that the rate of groundwater clean-up required to remediate contaminated groundwater at the site would not meet final clean-up standards as scheduled. The audit led to the conclusion that an additional reverse osmosis system would be the most appropriate means of meeting the schedule and compliance limits. As a result, the reclamation accrual for this site was increased by $10 million representing management's best estimate of the additional costs.

      WHITEWOOD CREEK

      The Company is required to fund ongoing monitoring by the Environmental Protection Agency ("EPA") pursuant to the terms of a consent decree. During July 2000, the Company determined that based upon a review of the probable future costs of monitoring and five-year EPA reviews of Whitewood Creek that an increase in the accrual was required. As a result, the accrual was increased by $2.4 million representing management's best estimate of the amount of future EPA oversight costs.

      CULLATON LAKE

      During the third quarter of 2000, a contractor who had been successful in bidding for rehabilitation work at the former Cullaton Lake, Northwest Territories, Canada minesite entered bankruptcy proceedings. A new contractor was chosen as a result of the retendered bid process and the related contract bid provided the basis for the new accrual for reclamation at Cullaton Lake.

      BULLDOG MINE

      In the third quarter of 2000, stream sampling determined that contaminated water from a mine waste rock dump was creating elevated levels of metals in a surface stream. The increase in the remediation accrual by $1.5 million represents management's best estimate of the remediation costs.

            In 1999, following an environmental audit of certain properties acquired as a result of the Plutonic acquisition in 1998, the Company recorded a charge of $5.2 million to increase the estimated reclamation liability for certain non-operating properties in Australia.

            In 1998, following an environmental audit at the Homestake mine and a change in that operation's mining plans, the Company recorded a provision for estimated additional remediation and related reclamation costs of $35 million related to closed portions of the property.

NOTE 6: WRITE-DOWNS AND OTHER UNUSUAL CHARGES

                                                         2000          1999          1998
                                                -------------    ----------    ----------
                                                (As Restated)
Reduction in the carrying values
   of resource assets (i)                       $      28,029    $   11,730    $  151,581
Homestake mine restructuring charges (ii)              22,987            --         8,879
Write-downs of noncurrent investments  (iii)               --         3,500         8,213
Other                                                   3,383            --         9,140
                                                -------------    ----------    ----------
                                                $      54,399    $   15,230    $  177,813
                                                =============    ==========    ==========

      (i) REDUCTION IN THE CARRYING VALUES OF RESOURCE ASSETS:

      Year 2000

      Following the completion of milling of stockpiled open-pit ore in December 1999, the Company began experiencing declining ore grades and increased development costs in the underground operation at the Homestake mine. The poorer than expected grades and development costs were primarily due to the discontinuous nature of the remaining ore lodes, which was becoming more apparent as these areas were mined. In the third quarter of 2000, the Company determined that the risk that grades and costs would not improve was sufficiently high that the Company concluded that it could not justify the spending of the sustaining capital required to continue to mine the orebody in accordance with the revised mine plan developed in connection with the 1998 restructuring of the mine. As a result, the Company adopted a 16-month mine out plan focusing on extracting the remaining developed ore. Based on projected cash flows under the mine out plan, the Company recorded an impairment charge of $18.2 million to write-down the remaining long-lived assets at the operation to their fair value. Fair value was determined based on the present value of future cash flows expected to be derived from operating the mine under the mine out plan.

            The Company determined, based on drilling results and property evaluations, that it did not expect to proceed with further drilling and development at the Keith Kilkenny, Bellevue and Nimbus properties in Western Australia, and accordingly recorded an impairment charge of $7.4 million writing off the carrying values of these properties. Absent any further intention to explore these properties, and given their remote location, the Company did not expect to derive any future cash flows from these properties, and accordingly considered them to have no value.

            The Company also recorded $1.3 million and $0.6 million of impairment charges relating to the write-offs of certain redundant equipment at the Eskay Creek and Marigold mines, respectively.

      Year 1999

      During December 1999, the Company commissioned an independent expert to perform a review of the exploration potential of the Peak Hill property in Western Australia, acquired as part of the 1998 acquisition of Plutonic. Based on the results of this review, the Company concluded that conceptual targets on the property did not justify additional exploration expenditures. Absent any further intention to explore these properties, and given their remote location, the Company did not expect to derive any future cash flows from these properties, and accordingly considered them to have no value.

      Therefore, an impairment charge of $10 million was recognized to write-off the recorded value of this property.

            At the Kalgoorlie operations in Western Australia, the Company upgraded its processing circuit to improve throughput and recovery. As a result, a secondary crusher was removed from the circuit and dismantled. The Company recorded an impairment charge of $1.7 million representing the carrying value of the secondary crusher.

      Year 1998

      In January 1998, Homestake began a major restructuring of operations at the Homestake mine in an effort to reduce operating costs. The new plan, which included an additional capital investment of $30 million, involved closing down certain portions of the mine and scaling back operations. The decision to proceed with the capital investment was expected to be made in the first half of 1999 based on the mine's performance to that date. At September 30, 1998, Homestake reviewed the carrying value of the Homestake mine in accordance with SFAS 121 using a gold price of $325 per ounce. As a result of this review, the Company recorded an impairment charge of $76.1 million to write-down the assets of the Homestake mine down to their fair value. Fair value was determined based on the present value of future cash flows expected to be derived from operating the mine under the revised mine plan.

            During the third quarter of 1998, the Company experienced increased levels of seismic activity at the Mt Charlotte mine in Western Australia. As a result, the Company and its joint venture partner announced a revised operating plan, which provided for a restricted level of mining activity in the lower-risk areas of the mine. The Company recorded an impairment charge of $34.5 million to write-down the carrying value of the Mt Charlotte mine to its fair value, which was determined based on the present value of the expected future cash flows from the revised plan. The Company also recorded severance charges of $3.9 million related to employees that were terminated as a result of a reduced level of mining. The Company also recorded additional impairment charges at the Kalgoorlie operations of $4.6 million related to fixed assets that were no longer in use, and capitalized development costs related to areas where it was determined that mining would not proceed.

            The Company and independent experts completed evaluations of certain exploration properties acquired in the Plutonic transaction, and held by the Company's majority owned subsidiary Lachlan Resources. Based on these evaluations, which included the Balcooma, Nimbus, Koongie and Archean properties, the Company determined that the extent of mineralization identified was not sufficient to recover the full carrying value of these properties. Accordingly, these properties were written down to their fair value, determined as the present value of the future cash flows expected to be generated from disposal or development of the properties and an impairment charge of $22.3 million was recorded.

            During 1998, the Company recorded write downs of $10.2 million related to resource properties acquired as part of the Argentina Gold acquisition, including $9.0 million related to the Rio Frio property and $1.2 million related to the Del Carmen property. The Company's joint venture partners who were also the operators of the exploration joint ventures that were evaluating these properties, together with the Company, determined that based on drilling results, further exploration of these properties was not warranted. Accordingly, the Company determined that these properties did not have any future recoverable value and wrote-off the carrying amount of these assets.

      (ii) HOMESTAKE MINE RESTRUCTURING CHARGES:

      On September 11, 2000, the Company announced a restructuring of the operations at the Homestake mine in South Dakota. The mine is expected to complete operations by December 2001. In connection with the restructuring, the Company recorded a $23 million provision comprised of employee severance and related costs of $18.2 million and contract termination penalties of $4.8 million. The workforce will be reduced from the December 31, 2000 level of 322 employees (down from 366 at the time the restructuring was announced), to approximately 40 by no later than December 2001. The classifications of the employees at the Homestake mine being terminated include mining engineers, geologists, administrative employees and mine workers. Pension and other postretirement curtailment and settlement gains will be recognized as employees are terminated and the obligations settled. The key elements of the mine-out plan consist of abandonment of efforts to redevelop the mine above the 4850 level and completion of all production activities. Homestake mine reclamation activities will continue for a number of years. The Company expects to spend approximately $65.1 million for reclamation, of which $50.2 million was accrued at December 31, 2000. The remaining $14.9 million will be accrued and expensed on a units of production basis over the remaining life of the operations.

            The following table presents a reconciliation of the liabilities incurred in connection with the September 2000 Homestake mine restructuring plan.

                                                    Beginning                   December 31,
                                                     Accrual       Payments         2000
                                                    ----------    ----------    ------------
    Employee severance and related costs (a)        $   18,187    $     (560)    $   17,627
    Contract and other termination penalties (b)         4,800            --          4,800
                                                    ----------    ----------     ----------
    Total                                           $   22,987    $     (560)    $   22,427
                                                    ==========    ==========     ==========

      (a) At December 31, 2000, to the extent that employee severance and related costs are expected to be paid from pension assets, $11.5 million of the liability is classified as a contra to long-term pension assets. To the extent that employee severance and related benefits are expected to be settled in cash, $5.1 million of the liability is classified as current liabilities, and the remaining $1.0 million is classified as other long-term obligations.

      (b) At December 31, 2000, the provision for contract and other termination penalties is classified as a component of other long-term obligations.

            In January 1998, the Company commenced a restructuring of underground operations at the Homestake mine including a significant workforce reduction. As a result of the restructuring, the Company recorded severance and other costs of $8.9 million, net of pension and other postretirement curtailment and settlement gains of $9.3 million.

      (iii) WRITE-DOWNS OF NONCURRENT INVESTMENTS:

      In 1999 and 1998, the Company recorded in income the reductions in the carrying values of certain marketable securities and other noncurrent investments that it deemed to be other than temporary.

NOTE 7: DISCONTINUED OPERATIONS

      The Company has a 16.7% undivided joint-venture interest in the Main Pass 299 sulfur mine in the Gulf of Mexico. In July 2000, in response to continued low sulfur prices and increased operating costs, Freeport-McMoRan Sulphur LLC, the operator and 83.3% owner of the Main Pass sulfur mine, announced a phased closure of sulfur operations. Sulfur production ceased in August 2000. The Company's joint venture interest was reflected as a discontinued operation effective June 30, 2000.

      The Company wrote off the carrying value of sulfur property, plant and equipment in 1997. Results for the year ended December 31, 2000 include provisions of $3.5 million for estimated operating losses during the closure period and an additional $8.5 million for estimated remaining reclamation and remediation costs.

      Summarized results of the discontinued sulfur operations are as follows:

                                                    2000         1999         1998
                                                ----------------------------------
Revenues                                        $  5,367     $ 14,797     $ 16,974
                                                ==================================

Loss before income taxes                        $ (3,487)    $ (4,953)    $ (5,211)
Income tax benefit                                   141          597        1,302
                                                ----------------------------------
Loss from operations                              (3,346)      (4,356)      (3,909)
Loss on shutdown, including provisions
  of $3.5 million for operating losses
  during the closure period and $8.5 million
  for reclamation (no tax effect)                (12,000)          --           --
                                                ----------------------------------
Loss from discontinued operations               $(15,346)    $ (4,356)    $ (3,909)
                                                ==================================

NOTE 8: INCOME TAXES

      The provision for income taxes from continuing operations consists of the following:

                                              2000              1999             1998
                                     -------------------------------------------------
Current                              (As Restated)     (As Restated)     (As Restated)
    Income taxes
        United States                $      (3,320)    $       3,400     $     (11,332)
        Canada                               5,864             6,275            22,576
        Foreign withholding taxes            4,117             2,848               421
    Mining income taxes - Canada            13,638            12,689            14,684
                                     -------------     -------------     -------------
    Total current taxes                     20,299            25,212            26,349
                                     -------------     -------------     -------------

Deferred
    Income taxes
        United States                        8,663              (982)           12,213
        Canada                             (11,770)           (3,453)          (19,286)
        Australia                            2,632            (4,856)          (37,599)
    Mining income taxes - Canada            (7,271)           (5,495)           (2,114)
                                     -------------     -------------     -------------
    Total deferred taxes                    (7,746)          (14,786)          (46,786)
                                     -------------     -------------     -------------

        Total income taxes           $      12,553     $      10,426     $     (20,437)
                                     =============     =============     =============

      The provision for income taxes is based on pretax income (loss) before minority interests as follows:

                                              2000              1999              1998
                                     -------------     -------------     -------------
                                     (As Restated)     (As Restated)     (As Restated)
United States                        $     (21,433)    $      39,620     $    (158,163)
Canada                                     (22,231)           12,298            38,058

Australia                                  (27,809)          (40,177)         (117,790)
South America and other foreign            (28,198)          (13,993)          (23,463)
                                     -------------     -------------     -------------
                                     $     (99,671)    $      (2,252)    $    (261,358)
                                     =============     =============     =============

            In 2000, the Canadian province of Ontario enacted legislation which resulted in significant provincial corporate income and mining tax rate changes. Effective May 2, 2000, the provincial income tax rate decreased from 13.5% to 12.5%, with a further reduction to 12% effective January 1, 2001. In addition, the Ontario mining tax rate will be reduced to 10% (from the current 20%) over 5 years. Effective May 2, 2000 the rate dropped to 18%, with further 2% reductions that will occur each January 1, until January 1, 2004. A deferred tax benefit of $2 million was booked in 2000 with respect to these Ontario rate changes.

            In December 1999, the Australian government reduced corporate tax rates to 34% for the fiscal year beginning July 1, 2000 (calendar year 2000 for Homestake) and to 30% thereafter. Australia has proposed further changes to the structure of taxation, the impact of which currently cannot be estimated.

      Deferred tax liabilities and assets as of December 31, 2000 and 1999 relate to the following:

                                                                                 December 31,
                                                                       2000              1999
                                                              -------------------------------
                                                              (As Restated)     (As Restated)
 Deferred Tax Liabilities
     Depreciation and other resource property differences     $     186,743     $     223,739
     Other                                                           55,446            60,952
                                                              -------------------------------
 Gross deferred tax liabilities                                     242,189           284,691
                                                              -------------------------------

 Deferred Tax Assets
     Tax loss carry-forwards                                        113,690           107,415
     Reclamation costs                                               56,481            45,848
     Depreciation, land and other resource property                  48,276            36,924
     Employee benefit costs                                          30,025            23,244
     Alternative minimum tax credit carry-forwards                   32,283            35,955
     Foreign tax credit carry-forwards                                6,152           111,469
     Unrealized foreign exchange losses                              21,413                --
     Deferred gain on close-out of forward sales contracts           12,724            12,724
     Write-downs of noncurrent investments                            1,706             3,046
     Inventory                                                        6,262             9,306
     Other                                                           11,764            22,457
                                                              -------------------------------
 Gross deferred tax assets                                          340,776           408,388
 Valuation allowance                                               (274,655)         (315,016)
                                                              -------------------------------
 Net deferred tax assets                                             66,121            93,372
                                                              -------------------------------

 Net deferred tax liability                                   $     176,068     $     191,319
                                                              ===============================

 Net deferred tax liability consists of:
     Current deferred tax assets                              $      (4,021)    $     (14,663)
     Long-term deferred tax liability                               180,089           205,982
                                                              -------------------------------
         Net deferred tax liability                           $     176,068     $     191,319
                                                              ===============================


            The classification of deferred tax assets and liabilities as current or long term is based on the related asset or liability creating the deferred tax. Deferred taxes not related to a specific asset or liability are classified based on the estimated period of reversal.

            The Company has established a valuation allowance for certain deferred tax assets which management believes will not be realized based on projections at December 31, 2000. The valuation allowance primarily relates to a full valuation allowance against United States, South American and Australian net deferred tax assets of $172.6 million $57.7 million and $39.1 million, respectively. The remaining valuation allowance primarily relates to Canadian loss carry-forwards of Argentina Gold with a tax effect of $3.3 million.

            At December 31, 1999 the Company had expected a significant increase in United States foreign tax credit carry-forwards as a result of Canadian dividends to the United States parent following the acquisition of Prime. A full valuation allowance was placed against foreign tax credits. Based on additional information, which became available in 2000, the recognition of these foreign tax credits has been deferred. Accordingly, deferred tax assets and related valuation allowances have been adjusted to reflect the decrease in realized foreign tax credits. The remaining foreign tax credit carry-forwards are due to expire at various times through the year 2005. Alternative minimum tax credits can be carried forward indefinitely. United States tax losses can be carried back two years and forward twenty years. Argentina tax loss carry-forwards expire if not utilized within five taxable years following the loss year. Australian and Chilean loss carry-forwards currently can be carried forward indefinitely.

            Major items causing the Company's income tax provision to differ from the federal statutory rate of 35% were as follows:

                                                        2000               1999               1998
                                               ---------------------------------------------------
                                               (As Restated)      (As Restated)      (As Restated)
Income tax benefit based on statutory rate     $     (34,885)     $        (788)     $     (91,475)
Percentage depletion                                  (1,068)            (1,835)            (1,806)
Earnings in foreign jurisdictions
 at different rates                                   (7,301)            (3,009)              (999)
Canadian mining income taxes                           6,344              7,217             12,570
Change in prior year accruals                          5,047             (5,050)           (15,953)
Nondeductible expenses                                 9,044              5,537              7,934
Foreign income less tax credits utilized               1,014              4,462                 --
Change in foreign tax credits generated
 and not utilized                                     71,089            (99,462)                --
Change in valuation allowance                        (40,090)            99,496             59,914
Other - net                                            3,359              3,858              9,378
                                               -------------      -------------      -------------
                                               $      12,553      $      10,426      $     (20,437)
                                               =============      =============      =============

NOTE 9: RECEIVABLES

                                                                       December 31,
                                                              2000             1999
                                                     ------------------------------
Trade accounts                                       $      19,776    $      28,096
U.S. Government receivable (note 14)                         2,000            2,000
Interest and other                                          17,072           14,892
                                                     ------------------------------
                                                     $      38,848    $      44,988
                                                     ==============================

NOTE 10: INVENTORIES

                                                                       December 31,
                                                              2000             1999
                                                     ------------------------------
Finished products                                    $      28,327    $       7,452
Ore and in-process                                          37,955           30,591
Supplies                                                    21,480           25,294
                                                     ------------------------------
                                                     $      87,762    $      63,337
                                                     ==============================

NOTE 11: PROPERTY, PLANT AND EQUIPMENT

                                                                         December 31,
                                                               2000              1999
                                                      -------------------------------
                                                      (As Restated)     (As Restated)
Mining properties                                     $   1,464,935     $   1,562,040
Plant and equipment                                       1,038,089         1,141,650
Construction in progress                                     10,540            16,224
                                                      -------------------------------
                                                          2,513,564         2,719,914
Accumulated depreciation, depletion and
    amortization                                         (1,587,184)       (1,638,269)
                                                      -------------------------------
                                                      $     926,380     $   1,081,645
                                                      ===============================

NOTE 12: INVESTMENTS AND OTHER ASSETS

                                                                        December 31,
                                                              2000              1999
                                                     -------------------------------
Assets held in trust (note 16)                       $      55,687     $      47,918
Ore stockpiles                                              16,049            15,971
Prepaid pension assets (note 16)                             7,144            12,747
U.S. Government receivable (note 15)                         2,218             6,063
Restricted cash (note 14)                                       --             1,789
Noncurrent investments                                       8,664            10,493
Other                                                        9,596             9,560
                                                     -------------------------------
                                                            99,358     $     104,541
                                                     ===============================

Based upon current long-range plans, ore stockpiles will be consumed between 2002 and 2019. Ore stockpiles are valued at the lower of cost or net realizable value.

NOTE 13: ACCRUED LIABILITIES

                                                                              December 31,
                                                                    2000              1999
                                                           -------------------------------
      Accrued payroll and other compensation               $      22,162     $      21,730
      Current portion of accrued reclamation and
        remediation costs                                         31,500            20,092
      Unrealized loss on foreign exchange contracts                4,180             2,709
      Deferred gold sales proceeds                                 9,951                --
      Other                                                       23,287            19,929
                                                           -------------------------------
                                                                  91,080     $      64,460
                                                           ===============================

NOTE 14: LONG-TERM DEBT

                                                                              December 31,
                                                                    2000              1999
                                                           -------------------------------
      Cross-border credit facility (due 2003)              $     148,941     $     102,666
      Pollution control bonds
         Lawrence County, South Dakota (due 2032)                 38,000            38,000
         State of California (due 2004)                           17,000            17,000
      Capital leases (note 20)                                    23,497            23,044
      Convertible subordinated notes (due 2000)                       --           134,990
                                                           -------------------------------
                                                                 227,438           315,700
      Less current portion                                         2,822            37,206
                                                           -------------------------------
                                                           $     224,616     $     278,494
                                                           ===============================

            The following is a schedule of future maturities of long-term debt as of December 31, 2000:


           2001                      $  2,822
           2002                         3,003
           2003                       152,140
           2004                        20,405
           2005                         3,630
           Thereafter                  45,438
                                     --------
                                     $227,438
                                     ========

      CROSS-BORDER CREDIT FACILITY: The Company has a credit facility ("Credit Facility") providing a total borrowing availability of $430 million. This facility is available through July 14, 2003 and provides for borrowing in United States, Canadian or Australian dollars, gold, or a combination of these. At December 31, 2000, Canadian dollar-denominated borrowings under the Credit Facility of $148.9 million (C$223.4 million) were outstanding. The Company pays a commitment fee on the unused portion of the Credit Facility ranging from 0.15% to 0.35% per annum, depending upon credit ratings for the Company's senior debt. The credit agreement requires, among other provisions, a minimum consolidated net worth, as defined in the agreement (primarily shareholders' equity plus the amount of all noncash write-downs made after December 31, 1997), of $500 million. Interest on the

      Canadian dollar borrowings is payable quarterly based on the Bankers' Acceptance discount rate plus a stamping fee. At December 31, 2000 and 1999, this rate was 6.95% and 6.17%, respectively.

      POLLUTION CONTROL BONDS: In July 1997, Lawrence County, South Dakota issued $30 million of South Dakota Solid Waste Disposal Revenue Bonds ("Waste Disposal Bonds") and $18 million of South Dakota Pollution Control Refunding Revenue Bonds, both of which are due in 2032. The Company is responsible for funding principal and interest payments on these bonds. Proceeds from the Waste Disposal Bonds were placed in a trust account and used for construction of a new tailings dam lift and other qualifying expenditures at the Homestake mine. During 1999, Homestake reduced the projected size of the tailings dam project and redeemed $10 million of the Waste Disposal Bonds from funds held in the trust account.

            The Company pays interest monthly on the pollution control bonds based on variable short-term, tax-exempt obligations rates. Interest rates at December 31, 2000 and 1999 were 4.7% and 5.1%, respectively. No principal payments are required until cancellation, redemption or maturity.

      CONVERTIBLE SUBORDINATED NOTES: During the first six months of 2000, the Company repurchased, prior to maturity, the 5.5% convertible subordinated notes ("Convertible Notes") having a principal amount of $1 million. The remaining $135 million principal amount of Convertible Notes were repaid upon maturity on June 23, 2000. The repayment was financed by the Credit Facility borrowings, discussed above, and from existing cash balances.

NOTE 15: OTHER LONG-TERM OBLIGATIONS


                                                                              December 31,
                                                                    2000              1999
                                                           -------------------------------
                                                           (As Restated)     (As Restated)
Accrued reclamation and remediation costs                  $     141,683     $     118,937
Accrued pension and other postretirement
   benefit obligations (note 15)                                  62,618            58,299
Other                                                             17,555            10,014
                                                           -------------------------------
                                                           $     221,856     $     187,250
                                                           ===============================

            While the ultimate amount of reclamation and remediation costs to be incurred in the future is uncertain, the Company has estimated that the aggregate amount of these costs for operating properties, plus previously accrued reclamation and remediation liabilities for nonoperating properties, will be approximately $262 million. At December 31, 2000 the Company had accrued $169.1 million for estimated reclamation and remediation costs (see note 13).

      GRANTS: The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes heavy liabilities on persons who discharge hazardous substances. The Environmental Protection Agency ("EPA") publishes a National Priorities List ("NPL") of known or threatened releases of such substances. Homestake's former uranium millsite near Grants, New Mexico is listed on the NPL.

            Pursuant to the Energy Policy Act of 1992, the United States Department of Energy ("DOE") is responsible for 51.2% of past and future costs of reclaiming the Grants site in accordance with Nuclear Regulatory Commission license requirements. At December 31, 2000 Homestake had received $33.0 million from the DOE and had a receivable of $4.2 million (see notes 9 and 12) for the DOE's share of reclamation expenditures made by Homestake through 2000.

NOTE 16: EMPLOYEE BENEFIT PLANS

      UNITED STATES PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS: The Company has pension plans covering substantially all United States employees. Pension plans covering salaried and other nonunion employees provide benefits based on the employee's years of service and highest compensation for a period prior to retirement. Pension plans covering union employees provide defined benefits based on each year of service. The Company also has other postretirement plans which provide medical and life insurance benefits for certain retired employees, primarily retirees of the Homestake mine.

      The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the plans:

                                                                         Other Postretirement
                                                Pension Benefits               Benefits
                                            -----------------------     -----------------------
                                                 2000          1999          2000          1999
                                            -----------------------     -----------------------
CHANGE IN BENEFIT OBLIGATIONS
Benefit obligation, January 1               $ 225,880     $ 256,674     $  27,807     $  34,750
Service cost                                    3,498         4,752            17            19
Interest cost                                  16,477        16,784         1,874         1,931
Participants contributions                         --            --           217            --
Plan amendments and special terminations       10,700         3,222         1,000            --
Actuarial losses (gains)                        3,967       (23,672)       (1,966)       (7,132)
Benefits paid                                 (19,463)      (31,880)       (2,149)       (1,761)
Curtailments                                   (3,439)           --           200            --
                                            ---------     ---------     ---------     ---------
Benefit obligation, December 31             $ 237,620     $ 225,880     $  27,000     $  27,807
                                            =========     =========     =========     =========

CHANGE IN PLAN ASSETS
Fair value of plan assets, January 1        $ 248,908     $ 259,371
Actual return on plan assets                   24,490        16,834
Company contributions                           1,450         4,583     $   2,149     $   1,761
Benefits paid                                 (19,463)      (31,880)       (2,149)       (1,761)
                                            ---------     ---------     ---------     ---------
Fair value of plan assets, December 31      $ 255,385     $ 248,908     $      --     $      --
                                            =========     =========     =========     =========

Plan assets in excess of (less than)
    projected benefit obligations           $  17,765     $  23,028     $ (27,000)    $ (27,807)
Unrecognized net actuarial gains              (47,178)      (43,741)       (4,688)       (4,353)
Unrecognized prior service cost                 9,413        10,309        (4,214)       (5,064)
Unrecognized net transition asset                (882)       (1,324)           --            --
                                            ---------     ---------     ---------     ---------
Accrued pension and postretirement
   benefit obligations                      $ (20,882)    $ (11,728)    $ (35,902)    $ (37,224)
                                            =========     =========     =========     =========

            Amounts for pension and postretirement benefits in the consolidated balance sheets consist of the following:

                                                                         Other Postretirement
                                                Pension Benefits               Benefits
                                            -----------------------     -----------------------
                                                 2000          1999          2000          1999
                                            -----------------------     -----------------------
Prepaid pension asset                       $   7,144     $  12,747     $      --     $      --
Accrued benefit liability - current            (1,200)       (1,200)         (110)       (2,200)
Accrued benefit liability - long-term         (26,826)      (23,275)      (35,792)      (35,024)
                                            ---------     ---------     ---------     ---------
                                            $ (20,882)    $ (11,728)    $ (35,902)    $ (37,224)
                                            =========     =========     =========     =========

            The weighted-average actuarial assumptions were as follows:

                                                                         Other Postretirement
                                          Pension Benefits                     Benefits
                                             December 31,                     December 31,
                                   ---------------------------------   ---------------------------
                                     2000        1999        1998        2000     1999     1998
                                   ---------------------------------   ---------------------------
Discount rate                        7.25%       7.75%       6.50%       7.25%    7.75%    6.50%
Expected return on plan assets       8.50%       8.50%       8.50%
Rate of compensation increase        5.00%       5.00%       5.00%

            The Company has assumed a health care cost trend rate of 8.0% for 2000, decreasing ratability to 5.0% in 2006 and thereafter.

            Net periodic pension and other postretirement benefit costs include the following components:

                                                        Pension Benefits
                                   -------------------------------------
                                        2000          1999          1998
                                   -------------------------------------
Service cost                       $   3,498     $   4,752     $   4,215
Interest cost                         16,477        16,784        16,969
Expected return on assets            (20,623)      (21,496)      (21,346)
Amortization of:
   Transition asset                     (440)         (242)         (370)
   Prior service costs                 1,471         1,440         1,005
   Actuarial gains                    (1,874)         (196)         (898)
                                   ---------     ---------     ---------
Net periodic benefit cost             (1,491)        1,042          (425)
Additional charges (credits):
   Special termination charges        10,498            --         3,922
   Curtailments                        1,600            --        (7,246)
   Settlement credits                     --            --        (2,531)
                                   ---------     ---------     ---------
Total net benefit cost (credit)    $  10,607     $   1,042     $  (6,280)
                                   =========     =========     =========

                                                                   Other
                                                          Postretirement
                                                                Benefits
                                   -------------------------------------
                                        2000          1999          1998
                                   -------------------------------------
Service cost                       $      17     $      19     $     188
Interest cost                          1,874         1,931         2,406
Amortization of:
   Prior service costs                  (850)         (850)         (850)
   Actuarial (gains) losses           (1,431)         (291)           60
                                   ---------     ---------     ---------
Net periodic benefit cost               (390)          809         1,804
Additional charges (credits):
   Special termination charges         1,000            --           600
   Curtailments                           --            --        (3,293)
                                   ---------     ---------     ---------
Total net benefit cost (credit)    $     610     $     809     $    (889)
                                   =========     =========     =========


            The projected benefit obligation and accumulated benefit obligation for pension plans with accumulated benefit obligations in excess of plan assets were $38.5 million and $31.5 million, respectively, at December 31, 2000, and $30.9 million and $22.9 million, respectively, at December 31, 1999. These amounts pertain to a nonqualified supplemental pension plan covering certain employees and a nonqualified pension plan covering directors of the Company. These plans are unfunded. The Company has established a grantor trust, consisting of money funds, mutual funds and corporate-owned life insurance policies, to provide funding for the benefits payable under these nonqualified plans and certain other deferred compensation plans. The grantor trust, which is included in other assets, amounted to $55.7 million and $47.9 million at December 31, 2000 and 1999, respectively.

            Health care benefits are contributory and were restricted to employees at the Homestake mine whose combined years of age and years of service exceeded 65 as of January 1, 2000. The Company announced the restructuring and ultimate closure of the Homestake mine. Termination benefits and certain curtailment costs were recognized during 2000 to reflect the planned closure of the mine (see note 5).

            The assumed health care cost trend rate has a significant effect on the amounts reported. A one percentage point change in the assumed health care cost trend rate would have had the following effects on 2000 service and interest costs and the accumulated postretirement benefit obligation at December 31, 2000:

One percentage point change                                     Increase         Decrease
---------------------------                                     --------         --------
Effect on service and interest
    components of net periodic cost                        $         216    $        (194)
Effect on accumulated postretirement
     benefit obligation                                    $       2,438    $      (2,236)

      FOREIGN PENSION PLANS: Certain of the Company's foreign operations also participate in pension plans. The Company's share of contributions to these plans was $1.5 million in 2000, $2.2 million in 1999 and $2.5 million in 1998.

      STOCK OPTION AND SHARE RIGHTS PLAN: The Company's 1996 Stock Option and Share Rights Plan, as amended ("1996 Plan") provided for stock option and share rights grants of up to 18 million common shares. At December 31, 2000 and 1999, 11.6 million and 1.6 million shares, respectively, were available for future grants. At December 31, 2000 stock options and share rights for 6.1 million shares were outstanding under the 1996 Plan and stock options for 1.7 million shares were outstanding under prior plans.

      The exercise price of each stock option granted under these plans is equal to the market price of the Company's stock at the time of grant. Stock options generally vest over a four-year period and have a maximum term of ten years. A summary of the Company's stock option activities during the periods indicated is as follows (in thousands except share amounts):

                                       2000                        1999                        1998
                                ---------------------      -----------------------     -----------------------
                                Number        Average       Number        Average       Number        Average
                                  of         Price Per        of         Price Per        of         Price Per
                                Shares         Share        Shares         Share        Shares         Share
                                ----------------------     -----------------------     -----------------------
Balance at January 1               5,653                       4,947                       4,873
   Granted                         2,049     $    7.27         1,600     $    9.40         2,129     $    7.28
   Exercised                          --                        (500)         0.74           (35)         0.74
   Plutonic options retired           --                          --                      (1,033)        15.52
   Expired                          (487)        15.61          (394)        16.27          (987)        11.86
                                ---------                  ---------                   ---------
Balance at December 31             7,215                       5,653                       4,947
                                =========                  =========                   =========

Options exercisable at
   December 31                     3,481                       2,916                       2,136

      Note: The above table includes stock option activity of Argentina Gold and Plutonic prior to their acquisition by Homestake in April 1999 and April 1998, respectively.

            The average fair value of options granted during 2000, 1999 and 1998 was $3.19, $2.69 and $3.03 per share, respectively. The fair value of each stock option is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions at December 31,:

                             2000       1999       1998
                           ------     ------     ------
Expected volatility            39%        35%        31%
Risk-free interest rate       6.7%       5.0%       5.7%
Expected lives (years)        6.6        4.8        5.2
Expected dividend yield         1%         1%         1%

            The following table summarizes information about stock options outstanding at December 31, 2000:

                                                 Options Outstanding                                 Options Exercisable
                            -------------------------------------------------------------   --------------------------------------
           Range of                            Weighted-Average       Weighted-Average                        Weighted-Average
        Exercise Prices         Number             Remaining           Exercise Price           Number         Exercise Price
           Per Share          Outstanding      Contractual Life           Per Share          Exercisable         Per Share
        ---------------     -------------------------------------------------------------   --------------------------------------
        $6.49 to $9.37            3,331            8.4 years                $8.11                  769          $9.36

         9.41 to 15.23            2,547            6.7 years                11.46                1,406          12.55

        15.38 to 20.63            1,337            3.3 years                17.60                1,306          17.61
                                -------                                                        -------
                                  7,215                                                          3,481
                                =======                                                        =======

            At December 31, 2000 and 1999, there were 586,000 and 381,000 share rights outstanding under the 1996 plan. Share rights are converted into common stock when certain performance measurement or vesting criteria are met. During 2000, 29,000 share rights valued at $151,000 were converted into common stock under the 1996 plan.

            The Company elected to use the pro forma disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation," and has applied Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for the Company's stock options. The compensation cost for share rights is being recognized based on the fair value of the Company's stock over the period that the performance measurement and vesting criteria are estimated to be met. Had compensation expense for the Company's stock options been determined based on the fair value of options at the grant dates as calculated in accordance with SFAS 123, the Company's net income (loss) and earnings per share for the years ended December 31, 2000, 1999 and 1998 would have been as follows:

                                    2000                                   1999                                  1998
                   -----------------------------------     ---------------------------------      ---------------------------------
                             (As Restated)                          (As Restated)                          (As Restated)
                       Net Loss           Per Share           Net Loss           Per Share           Net Loss          Per Share
                   -----------------------------------     ---------------------------------      ---------------------------------
      As reported       $(124,445)         $   (0.48)          $(15,639)           $ (0.06)         $(248,015)          $   (1.07)

      Pro forma          (128,767)             (0.49)           (18,977)             (0.07)          (251,327)              (1.08)

      OTHER PLANS: Substantially all full-time United States employees of the Company are eligible to participate in the Company's defined contribution savings plans. The Company's matching contributions of approximately $1.6 million, $1.8 million and $1.9 million in 2000, 1999 and 1998, respectively, were in the form of Homestake stock.

NOTE 17: FAIR VALUE OF FINANCIAL INSTRUMENTS

      At December 31, 2000 and 1999 the carrying values of the Company's cash and equivalents, short-term investments, noncurrent investments, long-term debt and foreign currency options approximated their estimated fair values.

NOTE 18: SHAREHOLDERS' EQUITY

      HCI EXCHANGEABLE SHARES: In connection with the 1998 acquisition of the minority interests in Prime (see note 3), HCI issued 11.1 million HCI exchangeable shares. Each HCI exchangeable share is exchangeable for one Homestake common share at any time at the option of the holder and has essentially the same voting, dividend (payable in Canadian dollars), and other rights as one Homestake common share. A share of special voting stock, which was issued to the transfer agent in trust for the holders of the HCI exchangeable shares, provides the mechanism for holders of the HCI exchangeable shares to receive their voting rights. During 2000 and 1999,
      3.3 million and 4.5 million HCI exchangeable shares were exchanged for an equivalent number of Homestake common shares. At December 31, 2000 the Company had reserved 3.4 million shares of common shares for issuance on exchange of the HCI exchangeable shares outstanding. At any time on or after December 31, 2008, or such time that there are fewer than 1.39 million HCI exchangeable shares outstanding, the Company will have the right, but not the obligation, to require the exchange of all HCI exchangeable shares then outstanding for an equivalent number of Homestake common shares.

      STOCK RIGHTS: Each share of common stock includes and trades with a right which will become exercisable on a date designated by the Board of Directors following the commencement of, or announcement of an intent to commence, a tender offer by any person, entity or group for 15% or more of the Company's common shares and the HCI exchangeable shares, considered as a single class. When exercisable, each right initially entitles the owner to purchase from the Company one one-hundredth of a share of Series A Participating Preferred Stock, par value $1 per share, at a price of $75 per share (the "Purchase Price"). Each one one-hundredth of a share of Series A Preferred Stock is equivalent to one Homestake common share with respect to voting and is entitled, on a quarterly basis, to the greater of a ten cent cash dividend or the dividend payable on one Homestake common share. In addition, if any person, entity or group (an "Acquiring Person") acquires 15% or more of the Company's common stock and the HCI exchangeable shares, considered as a single class, each right (whether or not previously exercisable) thereafter entitles the owner (other than an Acquiring Person or its affiliates and associates) to purchase for the Purchase Price the number of one one-hundredth of a share of Series A Preferred Stock equal to the Purchase Price divided by one-half of the market price of the Company's common stock. In lieu of the rights holder exercising such right, the Board of Directors has the option to issue, in exchange for each right, one-half of the number of shares of preferred stock (or common stock having a value equal to the Purchase Price) that would be issuable on the exercise of the right. If the Board of Directors has not exchanged shares for the rights and the Company engages in a business combination with an Acquiring Person (or affiliate or associate thereof), the holder of rights will be entitled to purchase for the Purchase Price (i) common stock of the surviving company of its publicly-held affiliate having a market value equal to twice the Purchase Price, or (ii) common stock of the surviving company having a book value equal to twice the Purchase Price if the surviving company and its affiliates are not publicly held. The number of shares and the Purchase Price are subject to adjustment for stock dividends, stock splits and other changes in capitalization. The rights expire on October 15, 2007.

            Each HCI exchangeable share trades with an HCI right issued under the HCI rights agreement. The HCI rights entitle the holders to acquire additional HCI exchangeable shares at the same price and in the same amounts and circumstances in which holders of Company rights are entitled to acquire Company common stock.

NOTE 19: ADDITIONAL CASH FLOW INFORMATION

      Cash paid for interest and for income taxes is as follows:

                                                                          2000               1999               1998
                                                               ------------------------------------------------------
      Interest                                                          $17,750           $ 18,377           $ 20,236
      Income taxes, net of refunds                                       18,274             33,292             22,620


            Certain investing and financing activities of the Company affected its financial position but did not affect its cash flows. See note 3 for discussion of the noncash components of the acquisitions of the interests the in Round Mountain mine, Argentina Gold, Plutonic and Prime and additions to property at ADLF.

NOTE 20: COMMITMENTS AND CONTINGENCIES

      FOREIGN CURRENCY CONTRACTS

      Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts to minimize the effects of a strengthening of either the Canadian or Australian currencies in relation to the United States dollar. At December 31, 2000 net unrealized losses of $4.2 million were outstanding on these contracts compared to net unrealized gains of $3.4 million at December 31, 1999. Other income for the years ended December 31, 2000, 1999 and 1998 includes income (losses) of $(16.6) million, $15.8 million, and $(34.3) million, respectively, related to this program. In July 2000, the Company discontinued its foreign currency protection program. Option contracts outstanding at December 31, 2000 are expected to remain in place until maturity.

            At December 31, 2000 the Company had foreign currency contracts outstanding as follows:

                                                                                   Expected Maturity or Transaction Date
                                                                                                                 Total or
         US$ IN MILLIONS                                                               2001       2002           Average
                                                                                 ------------------------------------------
         CANADIAN $ / US $ OPTION CONTRACTS:
                         US $ covered                                                 $62.1         --             $62.1
                            Written puts, average exchange rate (1)                    0.66         --              0.66
                         US $ covered                                                 $66.1         --             $66.1
                            Purchased calls, average exchange rate (2)                 0.69         --              0.69
                         US $ covered                                                 $38.3         --             $38.3
                            Purchased puts, average exchange rate (3)                  0.65         --              0.65

         AUSTRALIAN $ / US $ OPTION CONTRACTS:
                         US $ covered                                                 $96.8      $33.0            $129.8
                            Written puts, average exchange rate (1)                    0.65       0.68              0.66
                         US $ covered                                                 $96.8      $33.0            $129.8
                            Purchased calls, average exchange rate (2)                 0.66       0.68              0.67
                         US $ covered                                                 $85.8      $33.0            $118.8
                            Purchased puts, average exchange rate (3)                  0.64       0.65              0.64

            1. Assuming exercise by the counter-party at the expiration date, the Company would exchange US dollars for Canadian or Australian dollars at the put exchange rate. The counter-party would be expected to exercise the option if the spot exchange rate was below the put exchange rate.
            2. Assuming exercise by the Company at the expiration date, the Company would exchange US dollars for Canadian or Australian dollars at the call exchange rate. The Company would exercise the option if the spot exchange rate was above the call exchange rate.
            3. Assuming exercise by the Company at the expiration date, the Company would exchange Canadian or Australian dollars for US dollars at the put exchange rate. The Company would exercise the option if the spot exchange rate was below the put exchange rate.

            In addition to amounts related to the foreign currency option contracts, the Company recorded foreign currency exchange gains (losses) on intercompany debt and other of $(18.2) million, $10.9 million and $(4.4) million in 2000, 1999 and 1998, respectively, which also were included in other income. These foreign currency exchange gains and losses primarily are mark to market adjustments related to the Company's Canadian and Australian dollar denominated advances to its foreign subsidiaries.

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

            During 2000, 1999 and 1998, the Company delivered or financially settled gold and silver production under maturing forward sales and option contracts as follows:

                                           2000          1999          1998
                                       --------------------------------------
GOLD
    Forward sales contracts
        Ounces                             85,080       109,900       358,000
        Average price (US$ per oz.)    $      430    $      415    $      359

    Option contracts
        Ounces                            230,000       340,000       900,000
        Average price (US$ per oz.)    $      290    $      298    $      325

SILVER
    Option contracts
        Ounces                            655,000     3,095,000            --
        Average price (US$ per oz.)    $     6.30    $     6.35    $       --

            During 2000, the Company closed out and financially settled US dollar denominated forward sales contracts covering 3.6 million ounces of silver maturing in years 2001 and 2002 and US and Australian dollar denominated option contracts covering 884,000 ounces of gold expiring in years 2001 through 2004. The pretax gains of $4.2 million resulting from these transactions have been deferred and are being recorded in income as the originally designated production is sold.

            In 1999, the Company closed out and financially settled US dollar denominated forward sales contracts covering 245,000 ounces of gold maturing in the years 2001, 2002 and 2003. The pretax gain of $35 million realized as a result of this transaction has been deferred and will be recorded in income as the originally designated production is sold.

            The Company does not require or place collateral for its foreign currency and gold hedging derivatives. However, the Company minimizes its credit risk by dealing only with major international banks and financial institutions.

            At December 31, 2000 the Company had gold forward sales contracts outstanding as follows:

                                                               EXPECTED MATURITY OR TRANSACTION DATE
                                            -------------------------------------------------------------------
                                                                                                     THEREAFTER   TOTAL OR
                                             2001        2002        2003        2004       2005                   AVERAGE
                                           --------    --------    ------      ------      -------    --------    --------
US $ DENOMINATED CONTRACTS:
  Forward sales contracts:
     Ounces                                  10,000      10,000          --          --     90,000     559,200     669,200
     Average price ($ per oz.)             $    400    $    403    $     --    $     --    $   400    $    418    $    415

AUSTRALIAN $ DENOMINATED CONTRACTS: (1)
  Forward sales contracts:
     Ounces                                 300,000     264,800     144,800     228,800     26,000          --     964,400
     Average price (US$ per oz.)           $    290    $    306    $    317    $    331    $   294    $     --    $    308

      (1) EXPRESSED IN US DOLLARS AT AN EXCHANGE RATE OF A$ = US$0.5588

LEASE COMMITMENTS

      The Company entered into capital leases to finance the purchase of its 50% share of certain mobile mining equipment at the Kalgoorlie operations. Leased assets of $21.5 million are included in property, plant and equipment at December 31, 2000. Accumulated depreciation on the leased equipment was $3.9 million. The Company also leases certain office facilities and equipment under various noncancellable operating leases. Rental expense for 2000, 1999, and 1998 relating to these operating leases was approximately $2.4 million, $2.4 million and $2.6 million, respectively.

      Future minimum annual payments under noncancellable leases at December 31, 2000 are as follows:

                                                                         Operating         Capital
      Year ending December 31,                                              Leases          Leases
                                                                         --------------------------
      2001                                                                  $ 1,686          $4,252
      2002                                                                    1,596           4,252
      2003                                                                    1,381           4,252
      2004                                                                    1,096           4,252
      2005                                                                    1,005           4,252
      Thereafter                                                              3,260           7,881
                                                                         ----------        --------
      Total minimum lease payment                                           $10,024          29,141
                                                                         ==========
      Less: estimated amount representing interest                                           (5,644)
                                                                                           --------
      Present value of net minimum capital lease payments                                    23,497
      Less: current portion                                                                  (2,822)
                                                                                           --------
      Long-term capital lease obligation at December 31, 2000                               $20,675
                                                                                           ========

            The Company has entered into various commitments during the ordinary course of business including commitments to perform assessment work and other obligations necessary to maintain or protect its interests in mining properties, financing and other obligations to joint ventures and partners under venture and partnership agreements, and commitments under federal and state environmental health and safety permits.

            The Company is party to legal actions and administrative proceedings and is subject to claims arising in the ordinary course of business. The Company believes the disposition of these matters will not have a material adverse effect on its financial position or result of operations.

NOTE 21: SEGMENT INFORMATION (AS RESTATED)

            The Company primarily is engaged in gold mining and related activities. Accordingly, the Company's operating mines are considered segments for financial reporting purposes. The Company's Round Mountain, Homestake, McLaughlin and Ruby Hill mines are located in the United States, the Eskay Creek and Hemlo mines are located in Canada and the Kalgoorlie, Plutonic, Darlot and Lawlers mines are located in Australia.

      REPORTABLE SEGMENTS

REPORTABLE SEGMENTS

                                         ROUND
2000                                    MOUNTAIN   HOMESTAKE    MCLAUGHLIN   RUBY HILL   ESKAY CREEK      HEMLO   KALGOORLIE
                                        ------------------------------------------------------------------------------------
Gold and ore sales                      $  63,991   $  47,253    $  30,798    $  34,891   $ 125,268    $  80,440   $ 110,592
Other revenues                                 44       1,056          (28)          --         (24)         298         431
Total revenues and other income            64,035      48,309       30,770       34,891     125,244       80,738     111,023
Depreciation, depletion and                                             --           --
  amortization                             12,081       1,656        3,815       15,117      57,579        9,708      18,480
Operating earnings (b)                      1,117      (3,953)      (4,947)       4,209      23,818       15,497      15,688
Exploration expense                            --          --           --           --          --           --          --
Reclamation, remediation, write-downs
  and unusual items                            --      41,746          320           --       1,282           --          --
Capital expenditures                        2,985       5,834          103          178       5,800        5,100      14,800
Property, plant and equipment              74,486           0        5,757       31,663     362,110       68,294     239,666
Total assets                               98,111       8,721       12,658       35,743     376,515       80,881     281,180

                                                                                CORPORATE
                                                                                  AND ALL   RECONCILING
                                         PLUTONIC      DARLOT       LAWLERS        OTHER       ITEMS        TOTAL
                                        ----------------------------------------------------------------------------
Gold and ore sales                      $   71,061   $   35,470    $   27,701   $   38,203   $       --   $  665,668
Other revenues                                   2          (50)           48       10,075      (10,731)a      1,121
Total revenues and other income             71,063       35,420        27,749       48,278      (10,731)     666,789
Depreciation, depletion and
  amortization                               9,898        5,352         3,535        7,948           --      145,169
Operating earnings (b)                       8,046        5,224         1,428       25,824      (10,731)a     81,220
Exploration expense                             --           --            --       50,500           --       50,500
Reclamation, remediation, write-downs
  and unusual items                          1,235          193           193       25,596           --       70,565
Capital expenditures                        12,100       11,700        10,100        1,187           --       69,887
Property, plant and equipment               39,946       51,345        15,567       37,546           --      926,380
Total assets                                44,033       56,337        20,020      343,744           --    1,357,943

                                         ROUND
1999                                    MOUNTAIN    HOMESTAKE   MCLAUGHLIN   RUBY HILL   ESKAY CREEK     HEMLO   KALGOORLIE
                                       ------------------------------------------------------------------------------------
Gold and ore sales                      $  37,424    $  59,638   $  34,939    $  34,503   $ 120,796   $  82,112   $ 100,405
Other revenues                               (216)       3,507         399            0          45         509         100
Total revenues and other income            37,208       63,145      35,338       34,503     120,841      82,621     100,505
Depreciation, depletion and                    --           --          --           --          --          --          --
  amortization                              7,271        1,399       8,480       14,711      54,167       9,247      15,486
Operating earnings (b)                        909        3,706      (6,711)       4,805      26,985      12,887      (1,481)
Exploration expense                            --           --          --           --          --          --          --
Reclamation, remediation, write-downs
  and unusual items                            --           --          --           --          --          --       1,701
Capital expenditures                        3,588       11,193         480        1,798       2,843       4,447      34,351
Property, plant and equipment              40,935       13,979      10,880       45,581     431,350      76,059     285,362
Total assets                               51,057       20,343      15,868       47,726     445,116      85,264     325,549

                                                                                 CORPORATE
                                                                                  AND ALL     RECONCILING
                                         PLUTONIC       DARLOT       LAWLERS       OTHER         ITEMS        TOTAL
                                        -----------------------------------------------------------------------------
Gold and ore sales                      $   68,712    $   32,281    $   30,739   $   70,023   $       --   $  671,572
Other revenues                                  22          (177)           46       61,270       (7,205)a     58,300
Total revenues and other income             68,734        32,104        30,785      131,293       (7,205)     729,872
Depreciation, depletion and
  amortization                              22,854         4,121         6,089        7,903           --      151,728
Operating earnings (b)                      (8,908)        4,953         2,869       93,863       (7,205)a    126,672
Exploration expense                             --            --            --       39,511           --       39,511
Reclamation, remediation, write-downs
  and unusual items                             --            --            --       18,714           --       20,415
Capital expenditures                        10,988        16,994        12,361        5,884           --      104,927
Property, plant and equipment               54,634        52,540        11,523       58,802           --    1,081,645
Total assets                                61,167        57,567        17,758      455,853           --    1,583,268

                                          ROUND
1998                                    MOUNTAIN    HOMESTAKE   MCLAUGHLIN   RUBY HILL  ESKAY CREEK    HEMLO     KALGOORLIE
                                        -----------------------------------------------------------------------------------
Gold and ore sales                      $  39,330   $  84,848   $  38,993    $  34,967   $ 115,321   $  79,662   $ 114,913
Other revenues                                  5       1,444       1,340            0          34          84         502
Total revenues and other income            39,335      86,292      40,333       34,967     115,355      79,746     115,415
Depreciation, depletion and                    --          --          --           --          --          --          --
  amortization                              6,530      10,228      13,804       12,333      20,960       9,692      19,960
Operating earnings (b)                      2,345       1,142      (5,433)       6,089      57,833      12,523       4,469
Exploration expense                            --          --          --           --          --          --          --
Reclamation, remediation, write-downs
  and unusual items                            --     120,016          --           --          --          --      38,400
Capital expenditures                        6,037      12,722       1,732        2,175       4,400       3,100      17,200
Property, plant and equipment              42,829       4,185      18,886       57,551     430,638      76,123     251,980
Total assets                               50,066      10,597      24,605       59,528     446,758      89,009     281,187

                                                                                   CORPORATE
                                                                                     AND ALL      RECONCILING
                                         PLUTONIC        DARLOT         LAWLERS       OTHER          ITEMS         TOTAL
                                        ------------------------------------------------------------------------------------
Gold and ore sales                      $    88,693    $    22,823    $    39,074   $   123,535    $        --   $   782,159
Other revenues                                   --           (160)            39        (5,300)        (2,209)a      (4,221)
Total revenues and other income              88,693         22,663         39,113       118,235         (2,209)      777,938
Depreciation, depletion and
  amortization                               38,405          2,410          2,447        25,034             --       161,803
Operating earnings (b)                      (17,128)           849         12,560        29,546         (2,209)a     102,586
Exploration expense                              --             --             --        59,866             --        59,865
Reclamation, remediation, write-downs
  and unusual items                           2,900             --             --        52,497             --       213,813
Capital expenditures                         11,200          8,100          3,500         3,157             --        73,323
Property, plant and equipment                60,941         37,178          5,946        84,937             --     1,071,194
Total assets                                 94,723         46,868         22,515       503,204             --     1,629,060

a)    PRIMARILY INTERCOMPANY FINANCING.

b) OPERATING EARNINGS REPRESENT REVENUES AND OTHER INCOME LESS PRODUCTION COSTS AND DEPRECIATION, DEPLETION AND AMORTIZATION.

            Amounts related to United States operations were as follows:

                                    2000       1999       1998
                                ------------------------------
Gold and ore sales              $186,411   $211,814   $259,044
Property, plant and equipment    140,495    117,690    131,121

            Sales to individual customers exceeding 10% of the Company's consolidated revenues were as follows:

                           2000       1999       1998
                       ------------------------------
Customer A             $159,574   $142,000   $     --
         B              115,683         --    120,100
         C              113,939     99,000     75,600
         D               58,228     96,000         --
         E                   --     77,800         --
         F                   --     76,700    108,000
         G                   --         --     99,200

            Because of the active worldwide market for gold, Homestake believes that the loss of any of these customers would not have a material adverse impact on the Company.

NOTE 22: HOMESTAKE CANADA INC. ("HCI")

            Homestake, through a wholly owned subsidiary, owns all of the common shares outstanding of HCI. At December 31, 2000, HCI had 3.4 million HCI exchangeable shares outstanding, which were held by the public (see notes 3 and 18).

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

      Summarized financial information for HCI is as follows:

                                              December 31, 2000
                                              -----------------
                                         As Previously         As          December 31,
                                           Reported         Restated           1999
                                         ------------------------------    ------------
      Current assets                     $      41,837    $      41,837    $     43,666
      Noncurrent assets                        449,228          436,224         498,567
                                         -------------    -------------    ------------
        Total assets                     $     491,065    $     478,061    $    542,233
                                         =============    =============    ============

      Current portion of notes
        payable to the Company           $     122,992    $     122,992    $     138,233
      Other current liabilities                 28,044           28,044           19,521
      Long-term debt                           148,936          148,936          102,666
      Notes payable to the Company             190,872          190,872          190,872
      Other long-term liabilities               15,479           15,479           10,843
      Deferred income and mining taxes         161,976          161,976          199,979
      Shareholders' equity                    (177,234)        (190,238)        (119,881)
                                         -------------    -------------    -------------
        Total liabilities and
            shareholders' equity         $     491,065    $     478,061    $     542,233
                                         =============    =============    =============

                                                  For the years ended December 31,
                                 ----------------------------------------------------------------
                                             2000                      1999              1998
                                 ----------------------------------------------------------------
                                 As Previously         As
                                    Reported        Restated
Revenues and other income        $     202,811    $     202,811    $     234,708    $     219,091
Costs and expenses                     233,213          246,217          229,084          196,488
                                 -------------    -------------    -------------    -------------
Income (loss) before taxes and
   minority interests            $     (30,402)   $     (43,406)   $       5,624    $      22,603
                                 =============    =============    =============    =============

Net loss                         $     (30,237)   $     (43,241)   $      (4,875)   $      (2,242)
                                 =============    =============    =============    =============

NOTE 23: RESTATEMENT

After issuing Homestake's 2000 financial statements and filing the Form 10-K with the Securities and Exchange Commission ("SEC"), and following extensive discussion with the Staff of the SEC and the Company's independent accountants, management determined it was necessary to revise its financial statements to expense previously capitalized costs associated with its Veladero project in Argentina, to revise its depreciation and reclamation calculations at the Plutonic and Lawlers mines in Western Australia, and to revise the financial statement footnote presentation of Homestake's segment information.

Because the level of engineering and other exploration work completed at the Veladero project does not meet the criteria for a full feasibility study, Homestake has reclassified its previously stated Veladero reserves as mineralized material. As a result of this reclassification, Homestake has revised its financial statements to expense previously capitalized Veladero project development expenditures incurred during the period April 1, 2000 through December 31, 2000.

Management also determined that it is necessary to revise the Company's depreciation and reclamation calculations for the Plutonic and Lawlers mines. In accordance with US GAAP only proven and probable reserves may be used in depreciation and reclamation calculations. The Company had used its best estimate of future gold production as the base for its depreciation and reclamation charges at the Plutonic and Lawlers mines, since their acquisition in 1998. The Company's decision to use its best estimate of future gold production for depreciation and reclamation calculations at these mines reflected the fact that, at the time of their acquisition, only a relatively small proportion of the total inventory of mineralized material at these mines had been upgraded to the reserves category. Homestake has revised its financial statements to use only proven and probable reserves for calculating depreciation and reclamation charges for these mines.

In addition, Homestake determined that it is necessary to revise the financial statement footnote presentation of its segment information because discrete operating and financial information is reported to the Chief Operating Officer for each mine. The Company previously had aggregated each mine within each geographic segment for segment disclosure purposes because each mine was considered by management to have similar economic characteristics. However, as ore grades and other operating factors can vary significantly by mine, with resulting material variations in unit operating costs, management has determined that each mine should be reported separately for segment disclosure purposes. Refer to note 21 for revised segment information.

The following sets forth the effects of the restatements on Homestake's accompanying consolidated balance sheets and the consolidated statements of operations and cash flows:

STATEMENTS OF CONSOLIDATED OPERATIONS
(IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------------------------
                                                          2000                      1999                          1998
                                                 ----------------------    ------------------------    --------------------------
                                                AS PREVIOUSLY     AS     AS PREVIOUSLY       AS      AS PREVIOUSLY        AS
                                                  REPORTED     RESTATED     REPORTED      RESTATED      REPORTED       RESTATED
                                                 ---------    ---------    ---------    -----------    -----------    -----------
REVENUES                                         $ 666,789    $ 666,789    $ 729,872    $   729,872    $   777,938    $   777,938
                                                 ---------    ---------    ---------    -----------    -----------    -----------

COSTS AND EXPENSES
    Production costs                               438,241      440,397      450,660        451,472        513,094        513,549
    Depreciation, depletion and amortization       144,459      145,169      134,478        151,728        139,371        161,803
    Administrative and general expense              37,922       37,922       42,011         42,011         46,800         46,800
    Exploration expense                             37,495       50,500       39,511         39,511         59,865         59,865
    Interest expense                                19,511       19,511       17,827         17,827         20,884         20,884
    Business combination and integration costs          --           --        4,764          4,764         19,351         19,351
    Reclamation and remediation charges             16,166       16,166        5,185          5,185         36,000         36,000
    Write-downs and other unusual charges           58,397       54,399       15,230         15,230        177,813        177,813
    Other expense                                    2,396        2,396        4,396          4,396          3,231          3,231
                                                 ---------    ---------    ---------    -----------    -----------    -----------
                                                   754,587      766,460      714,062        732,124      1,016,409      1,039,296
                                                 ---------    ---------    ---------    -----------    -----------    -----------

LOSS BEFORE TAXES AND MINORITY INTERESTS           (87,798)     (99,671)      15,810         (2,252)      (238,471)      (261,358)
    Income taxes                                    (4,418)     (12,553)      (7,985)       (10,426)        11,785         20,437
    Minority interests                               3,125        3,125        1,395          1,395         (3,185)        (3,185)
                                                 ---------    ---------    ---------    -----------    -----------    -----------
LOSS FROM CONTINUING OPERATIONS                    (89,091)    (109,099)       9,220        (11,283)      (229,871)      (244,106)
LOSS FROM DISCONTINUED OPERATIONS                  (15,346)     (15,346)      (4,356)        (4,356)        (3,909)        (3,909)
                                                 ---------    ---------    ---------    -----------    -----------    -----------
NET LOSS                                         $(104,437)   $(124,445)   $   4,864    $   (15,639)   $  (233,780)   $  (248,015)
                                                 =========    =========    =========    ===========    ===========    ===========

PER SHARE AMOUNTS - BASIC AND DILUTED
    Loss from continuing operations              $   (0.34)   $   (0.42)   $    0.04    $     (0.04)   $     (0.99)   $     (1.05)
    Loss from discontinued operations                (0.06)       (0.06)       (0.02)         (0.02)         (0.02)         (0.02)
                                                 ---------    ---------    ---------    -----------    -----------    -----------
NET LOSS PER SHARE                               $   (0.40)   $   (0.48)   $    0.02    $     (0.06)   $     (1.01)   $     (1.07)
                                                 =========    =========    =========    ===========    ===========    ===========

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                  AS AT DECEMBER 31,
                                               --------------------------------------------------------
                                                          2000                         1999
                                               --------------------------    --------------------------
                                              AS PREVIOUSLY        AS       AS PREVIOUSLY        AS
                                                 REPORTED       RESTATED       REPORTED       RESTATED
                                               -----------    -----------    -----------    -----------
Current assets                                 $   332,205    $   332,205    $   397,102    $   397,102

Property, plant and equipment (net)                987,812        926,380      1,132,846      1,081,645

Investments and other assets                        99,358         99,358        104,521        104,521
                                               -----------    -----------    -----------    -----------
         TOTAL ASSETS                          $ 1,419,375    $ 1,357,943    $ 1,634,469    $ 1,583,268
                                               ===========    ===========    ===========    ===========

Current liabilities                                153,600        153,600        140,008        140,008

Long-term debt                                     224,616        224,616        278,494        278,494

Other long-term obligations                        217,786        221,856        184,893        187,250

Deferred gain on close-out of
     Forward sales contracts                        22,223         22,223         34,956         34,956

Deferred income taxes                              181,961        180,089        216,958        205,982

Minority interests in consolidated                  10,375         10,375         13,800         13,800
     subsidiaries

Capital stock                                      259,846        259,846        253,808        253,808
Additional paid-in capital                         937,463        936,574        923,091        922,495
Deficit                                           (493,286)      (555,999)      (382,271)      (424,976)
Accumulated other comprehensive loss               (95,209)       (95,237)       (29,268)       (28,549)
     TOTAL LIABILITIES AND SHAREHOLDERS'
                                               -----------    -----------    -----------    -----------
     EQUITY                                    $ 1,419,375    $ 1,357,943    $ 1,634,469    $ 1,583,268
                                               ===========    ===========    ===========    ===========

STATEMENTS OF CONSOLIDATED CASH FLOWS
(IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------------------------
                                                                  2000                      1999                     1998
                                                         ----------------------    ----------------------    ----------------------
                                                       AS PREVIOUSLY      AS     AS PREVIOUSLY      AS     AS PREVIOUSLY     AS
                                                          REPORTED     RESTATED    REPORTED      RESTATED    REPORTED      RESTATED
                                                         ---------    ---------    ---------    ---------    ---------    ---------
OPERATING ACTIVITIES
     Income (loss) from operations                       $(104,437)   $(124,445)   $   4,864    $ (15,639)   $(233,780)   $(248,015)
     Reconciliation to net cash provided by operations
         Depreciation, depletion and amortization          144,459      145,169      134,478      151,728      139,371      161,803
         Reclamation (net)                                   9,254       11,411       (2,755)      (1,943)       1,404        1,859
         Loss from discontinued operations                  15,346       15,346        4,356        4,356        3,909        3,909
         Other                                              60,792       64,928       22,713       25,154      158,271      149,619
         Effect of changes in working capital items          6,806        6,807      (41,590)     (41,590)      44,833       44,833
                                                         ---------    ---------    ---------    ---------    ---------    ---------
NET CASH PROVIDED BY CONTINUING OPERATIONS                 132,220      119,216      122,066      122,066      114,008      114,008
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS      (5,693)      (5,693)      (4,727)      (4,727)       1,046        1,046
                                                         ---------    ---------    ---------    ---------    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  126,527      113,523      117,339      117,339      115,054      115,054
                                                         ---------    ---------    ---------    ---------    ---------    ---------

INVESTMENT ACTIVITIES
     Additions to property, plant and equipment            (82,891)     (69,887)    (104,927)    (104,927)     (73,323)     (73,323)
     Other                                                 119,607      119,607       60,194       60,194        9,681        9,681
                                                         ---------    ---------    ---------    ---------    ---------    ---------
NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES        36,716       49,720      (44,733)     (44,733)     (63,642)     (63,642)
                                                         ---------    ---------    ---------    ---------    ---------    ---------

FINANCING ACTIVITIES
                                                         ---------    ---------    ---------    ---------    ---------    ---------
NET CASH USED IN FINANCING ACTIVITIES                      (94,502)     (94,502)     (86,276)     (86,276)     (25,350)     (25,350)
                                                         ---------    ---------    ---------    ---------    ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS     (5,592)      (5,592)      (3,576)      (3,576)      (7,433)      (7,433)
                                                         ---------    ---------    ---------    ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS             63,149       63,149      (17,246)     (17,246)      18,629       18,629
CASH AND EQUIVALENTS, JANUARY 1                            130,273      130,273      147,519      147,519      128,890      128,890
                                                         ---------    ---------    ---------    ---------    ---------    ---------
CASH AND EQUIVALENTS, DECEMBER 31                        $ 193,422    $ 193,422    $ 130,273    $ 130,273    $ 147,519    $ 147,519
                                                         =========    =========    =========    =========    =========    =========

QUARTERLY SELECTED DATA

                                             First          Second           Third          Fourth
                                            Quarter         Quarter         Quarter         Quarter          Year
                                           ---------       ---------       ---------       ---------       ---------
2000:
Revenues and other income,
   as previously reported                  $ 152,397(1)    $ 171,333(1)    $ 161,128(2)    $ 179,219       $ 664,077
Adjustment for adoption of
   SAB 101                                     5,796            (294)         (2,790)             --           2,712
                                           ---------       ---------       ---------       ---------       ---------
Revenues and other income                  $ 158,193       $ 171,039       $ 158,338       $ 179,219       $ 666,789
                                           =========       =========       =========       =========       =========
Net loss from:
   Continuing operations,
     as previously reported and restated   $ (20,946)      $ (10,819)(3)   $ (71,503)(4)   $  (4,633)(5)   $(107,901)(3-5)
   Adjustment for adoption of
     SAB 101                                    (179)           (686)           (333)             --          (1,198)
                                           ---------       ---------       ---------       ---------       ---------
   Continuing operations as restated         (21,125)        (11,505)(3)     (71,836)(4)      (4,633)(5)    (109,099)(3-5)
   Discontinued operations                    (1,459)        (13,887)             --              --         (15,346)
                                           ---------       ---------       ---------       ---------       ---------
Net loss as restated                       $ (22,584)      $ (25,392)      $ (71,836)      $  (4,633)      $(124,445)
                                           =========       =========       =========       =========       =========
Per common share:
Net loss from: 10
   Continuing operations as restated       $   (0.08)      $   (0.05)      $   (0.27)      $   (0.02)      $   (0.42)
   Discontinued operations                     (0.01)          (0.05)             --              --           (0.06)
                                           ---------       ---------       ---------       ---------       ---------
Net loss as restated                       $   (0.09)      $   (0.10)      $   (0.27)      $   (0.02)      $   (0.48)
                                           ---------       ---------       ---------       ---------       ---------
   Dividends paid 11                       $      --       $      --       $      --       $   0.025       $   0.025

                                             First          Second           Third          Fourth
                                            Quarter         Quarter         Quarter         Quarter          Year
                                           ---------       ---------       ---------       ---------       ---------
1999:
Revenues and other income                  $ 174,669(1)    $ 194,165(2)    $ 171,668(2)    $ 189,370(2)    $ 729,872(1)
Net loss from:
   Continuing operations as restated          (1,757)(6)      (2,418)(7)      (2,200)(8)      (4,908)(9)     (11,283)(6-9)
   Discontinued operations                    (1,264)           (658)           (462)         (1,972)         (4,356)
                                           ---------       ---------       ---------       ---------       ---------
Net loss as restated                       $  (3,021)      $  (3,076)      $  (2,662)      $  (6,880)      $ (15,639)
                                           =========       =========       =========       =========       =========
Per common share:
Net loss from: 8
   Continuing operations as restated       $   (0.01)(6)   $   (0.01)(7)   $   (0.01)(8)   $   (0.02)(9)   $   (0.05)(6-9)
   Discontinued operations                        --              --              --           (0.01)          (0.01)
                                           ---------       ---------       ---------       ---------       ---------
Net loss as restated                       $   (0.01)      $   (0.01)      $   (0.01)      $   (0.03)      $   (0.06)
                                           =========       =========       =========       =========       =========
   Dividends paid 11                       $      --       $   0.050       $      --       $   0.025       $   0.075

Pro forma: 12
   Net loss from
     continuing operations                                                                 $  (5,338)
                                                                                           =========
   Per common share -
     basic and diluted                                                                     $   (0.02)
                                                                                           =========

   Net income                                                                              $  (7,310)
                                                                                           =========
   Per common share -
     basic and diluted                                                                     $   (0.03)
                                                                                           =========

1. Adjusted for discontinued operations of Main Pass 299 and reclassification of oil and gas revenues, net.
2.    Adjusted for the reclassification of oil and gas revenues, net.

3. INCLUDES WRITE-DOWNS OF $0.5 MILLION ($0.5 MILLION PRETAX) OR $NIL PER SHARE TO REDUCE THE CARRYING VALUES OF CERTAIN ASSETS.
4. INCLUDES WRITE-DOWNS OF $63.5 MILLION ($67.8 MILLION PRETAX) OR $0.24 PER SHARE INCLUDING (i) HOMESTAKE MINE RESTRUCTURING CHARGES OF $22 MILLION ($22 MILLION PRETAX) OR $0.08 PER SHARE, (ii) REDUCTIONS IN THE CARRYING VALUES OF CERTAIN RESOURCE ASSETS OF $23.9 MILLION ($26.2 MILLION PRETAX) OR $0.09 PER SHARE, (iii) AN INCREASE OF $15 MILLION ($16.2 MILLION PRETAX) OR $0.06 PER SHARE IN THE ACCRUAL FOR FUTURE ESTIMATED RECLAMATION EXPENDITURES AND (iv) AND OTHER CHARGES OF $2.6 MILLION ($3.4 MILLION PRETAX) OR $0.01 PER SHARE.
5. INCLUDES WRITE-DOWNS OF $4.6 MILLION ($6.2 MILLION PRETAX) OR $0.02 PER SHARE INCLUDING (i) HOMESTAKE MINE RESTRUCTURING CHARGES OF $1 MILLION ($1 MILLION PRETAX), (ii) REDUCTIONS IN THE CARRYING VALUE OF CERTAIN ASSETS OF $3.6 MILLION ($5.3 MILLION PRETAX) OR $0.01 PER SHARE.
6. INCLUDES BUSINESS COMBINATION AND INTEGRATION COSTS OF $1.3 MILLION ($1.3 MILLION PRETAX) OR $0.01 PER SHARE.
7. INCLUDES BUSINESS COMBINATION AND INTEGRATION COSTS OF $3.5 MILLION ($3.5 MILLION PRETAX) OR $0.01 PER SHARE AND THE WRITE-DOWN OF AN INVESTMENT OF $3.5 MILLION ($3.5 MILLION PRETAX) OR $0.01 PER SHARE.
8. INCLUDES WRITE-DOWNS AND NON-RECURRING CHARGES OF $4.4 MILLION ($6.9 MILLION PRETAX) OR $0.02 PER SHARE INCLUDING (i) REDUCTIONS OF $1.1 MILLION ($1.7 MILLION PRETAX) IN THE CARRYING VALUES OF RESOURCE ASSETS AND (ii) AN INCREASE OF $3.3 MILLION ($5.2 MILLION PRETAX) IN THE ACCRUAL FOR ESTIMATED FUTURE REMEDIATION AND RECLAMATION.
9. INCLUDES WRITE-DOWNS AND NON-RECURRING CHARGES OF $7.8 MILLION ($10 MILLION PRETAX) OR $0.03 PER SHARE TO REDUCE THE CARRYING VALUES OF CERTAIN RESOURCE ASSETS.
10. BASIC AND DILUTED EARNINGS PER SHARE. THE APPLICATION OF SAB 101 DOES NOT HAVE AN IMPACT ON THE NET INCOME OR LOSS PER SHARE, AS PREVIOUSLY REPORTED.
11.   HOMESTAKE ONLY.
12. REFLECTS THE PRO FORMA EFFECT OF THE APPLICATION OF SAB 101 FOR THE THREE MONTH PERIOD ENDED DECEMBER 31, 1999. THE APPLICATION OF SAB 101 DOES NOT HAVE A MATERIAL EFFECT ON THE PRO FORMA NET INCOME (LOSS) AND PER SHARE AMOUNTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998. ADDITIONALLY, THE CUMULATIVE EFFECT OF ADOPTION OF SAB 101, EFFECTIVE JANUARY 1, 2000, WAS NOT MATERIAL TO THE FINANCIAL RESULTS FOR THE YEAR ENDED DECEMBER 31, 2000.

COMMON STOCK PRICE RANGE

(PRICES AS QUOTED ON THE NEW YORK STOCK EXCHANGE)

                                           First         Second          Third        Fourth
                                          Quarter        Quarter        Quarter      Quarter        Year
                                     ---------------------------------------------------------------------------
           2000: High                      $8.00           $7.63          $6.94         $5.25        $8.00
                 Low                        5.88            5.63           5.00          3.50         3.50

           1999: High                     $11.44          $10.75         $10.88        $10.13       $11.44
                 Low                        8.13            7.50           7.19          7.50         7.19

FIVE YEAR SELECTED FINANCIAL DATA (1)
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      2000           1999             1998             1997             1996
                                                 --------------------------------------------------------------------------------
                                                 (As Restated)   (As Restated)    (As Restated)    (As Restated)    (As Restated)
Revenues and other income                         $  666,789      $   729,872      $   777,938      $   948,167      $   975,399
Net income (loss) from continuing operations        (109,099)(2)      (11,283)(3)     (244,106)(4)     (126,361)(5)       42,168(7)
Loss from discontinued operations                    (15,346)          (4,356)          (3,909)        (111,456)(6)       (2,393)

Net income (loss)                                   (124,445)         (15,639)        (248,015)        (237,817)          39,775
Per common share:(8)
    Net income (loss) from continuing operations       (0.42)(2)        (0.04)(3)        (1.05)(4)        (0.55)(5)        (0.19)(7)
    Loss from discontinued operations                  (0.06)           (0.02)           (0.02)           (0.49)(6)        (0.01)
                                                  ----------      -----------      -----------      -----------      -----------
                                                       (0.48)           (0.06)           (1.07)           (1.04)            0.18
                                                  ----------      -----------      -----------      -----------      -----------

Total assets                                       1,357,943        1,583,268        1,626,941        1,615,511        1,954,103
Long-term debt                                       224,616          278,494          357,410          374,593          255,170
Other long-term obligations                          221,856(9)       187,250(9)       178,548          153,822          123,851
Deferred income and mining taxes                     180,089          205,982          217,047          156,853          215,857
Minority interests                                    10,375           13,800            7,825          108,116          103,960
Shareholders' equity                                 545,184          722,778          717,360          691,956        1,039,848

Dividends per share(10)                                0.025            0.075             0.10             0.15             0.20

1. FIVE-YEAR SELECTED FINANCIAL DATA REFLECTS THE 1999 COMBINATION OF HOMESTAKE AND ARGENTINA GOLD AND THE 1998 COMBINATION OF HOMESTAKE AND PLUTONIC, BOTH ON A POOLING-OF-INTERESTS BASIS. ACCORDINGLY, ALL PERIODS PRESENTED INCLUDE THE RESULTS AND FINANCIAL POSITION OF ARGENTINA GOLD AND PLUTONIC.
2. INCLUDES WRITE-DOWNS AND UNUSUAL CHARGES OF $68.6 MILLION ($74.6 MILLION PRETAX) INCLUDING (i) HOMESTAKE MINE RESTRUCTURING CHARGES OF $23 MILLION ($23 MILLION PRETAX), (ii) REDUCTIONS IN THE CARRYING VALUES OF REDUNDANT ASSETS OF $32 MILLION ($28 MILLION PRETAX), (iii) AN INCREASE IN THE ACCRUAL FOR ESTIMATED FUTURE RECLAMATION EXPENDITURES OF $15 MILLION ($16.2 MILLION PRETAX), AND (iv) OTHER CHARGES OF $3.4 MILLION ($2.6 MILLION PRETAX).
3. INCLUDES BUSINESS COMBINATION AND INTEGRATION COSTS OF $4.8 MILLION ($4.8 MILLION PRETAX) AND WRITE-DOWNS AND OTHER UNUSUAL CHARGES OF $15.7 MILLION ($20.4 MILLION PRETAX) INCLUDING (i) REDUCTIONS IN THE CARRYING VALUES OF RESOURCE ASSETS OF $8.9 MILLION ($11.7 MILLION PRETAX), (ii) AN INCREASE IN THE ESTIMATED ACCRUAL FOR FUTURE REMEDIATION AND RECLAMATION EXPENDITURES OF $3.3 MILLION ($5.2 MILLION PRETAX) AND (iii) A WRITE-DOWN OF $3.5 MILLION ($3.5 MILLION PRETAX) FOR AN EXPLORATION JOINT VENTURE.
4. INCLUDES BUSINESS COMBINATION AND INTEGRATION COSTS OF $17 MILLION ($19.4 MILLION PRETAX) AND WRITE-DOWNS AND OTHER UNUSUAL CHARGES OF $188.5 MILLION ($213.8 MILLION PRETAX) INCLUDING (i) A REDUCTION IN THE CARRYING VALUES OF RESOURCE ASSETS OF $130.8 MILLION ($151.6 MILLION PRETAX), (ii) AN INCREASE IN THE ESTIMATED ACCRUAL FOR REMEDIATION AND RECLAMATION EXPENDITURES OF $36 MILLION ($36 MILLION PRETAX), (iii) HOMESTAKE MINE RESTRUCTURING CHARGES OF $5.9 MILLION ($8.9 MILLION PRETAX), (iv) WRITE-DOWNS OF INVESTMENTS OF $7.6 MILLION ($8.2 MILLION PRETAX), AND (v) OTHER CHARGES OF $8.2 MILLION ($9.1 MILLION PRETAX).
5. INCLUDES A GAIN OF $47.2 MILLION ($62.9 MILLION PRETAX) ON THE FEE RECEIVED UPON TERMINATION OF HOMESTAKE'S MERGER AGREEMENT WITH SANTA FE PACIFIC GOLD CORPORATION, A GAIN OF $10.4 MILLION ($10.4 MILLION PRETAX) WITH RESPECT TO THE CANCELLATION OF AN OPTION TO ACQUIRE GREAT CENTRAL MINES LIMITED, AND A GAIN OF $8.1 MILLION ($13.5 MILLION PRETAX) ON THE SALE OF THE GEORGE LAKE AND BACK RIVER JOINT VENTURE INTERESTS IN NUNAVUT, CANADA, AND WRITE-DOWNS AND UNUSUAL CHARGES OF $140 MILLION ($177.5 MILLION PRETAX) INCLUDING (i) A REDUCTION OF $60.1 MILLION ($84.7 MILLION PRETAX) IN THE CARRYING VALUES OF RESOURCE ASSETS, (ii) WRITE-DOWNS OF $45.7 MILLION ($47.9 MILLION PRETAX) OF CERTAIN INVESTMENTS, (iii) AN INCREASE OF $21.5 MILLION ($29.1 MILLION PRETAX) IN THE ACCRUAL FOR ESTIMATED FUTURE RECLAMATION EXPENDITURES, AND (iv) OTHER CHARGES OF $12.7 MILLION ($15.8 MILLION PRETAX) CONSISTING PRIMARILY OF FOREIGN EXCHANGE LOSSES ON INTERCOMPANY REDEEMABLE PREFERRED STOCK AND LOSSES ON AN INTERCOMPANY GOLD LOAN.
6. INCLUDES A WRITE-DOWN OF $84.9 MILLION ($107.8 MILLION PRETAX) IN HOMESTAKE'S INVESTMENT IN THE MAIN PASS 299 SULFUR MINE.
7. INCLUDES INCOME OF $24 MILLION FROM A REDUCTION IN THE COMPANY'S ACCRUAL FOR PRIOR YEAR INCOME TAXES, A GAIN OF $7.9 MILLION ($7.9 MILLION PRETAX) FROM THE SALE OF THE INVESTMENT IN EAGLE MINING CORPORATION NL, WRITE-DOWNS OF $8.3 MILLION ($9 MILLION PRETAX) IN THE CARRYING VALUES OF INVESTMENTS IN MINING COMPANY SECURITIES, AND PROCEEDS OF $4.9 MILLION ($5.5 MILLION PRETAX) FROM A LITIGATION RECOVERY.
8.    BASIC AND DILUTED EARNINGS PER SHARE.
9. INCLUDES A DEFERRED GAIN OF $22.2 MILLION AND $35 MILLION AT DECEMBER 31, 2000 AND 1999, RESPECTIVELY, ON THE EARLY CLOSE-OUT OF FORWARD SALES CONTRACTS.
10.   HOMESTAKE ONLY.

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

      3.7 Amendment No. 2 dated as of December 3, 1998 to the Rights Agreement dated as of October 16, 1987 (incorporated by reference to Exhibit 6 to the Registrant's Form 8-A/A Report filed on December 4, 1998).
      3.8 Rights Agreement dated as of December 3, 1998, between Homestake Canada Inc., Homestake Mining Company and Computershare Trust Company of Canada as Rights Agent (incorporated by reference to Exhibit 5 to the Registrant's Form 8-A/A Report filed on December 4,
            1998).
      10.1 Credit Agreement dated as of July 24, 1998 between the Registrant, the Lenders, The Chase Manhattan Bank of Canada as Canadian Administrative Agent for Lenders, Chase Securities Australia Limited, as Australian Administrative Agent for Lenders, Chase Securities Inc., as Arranger, The Chase Manhattan Bank, as Administrative Agent for Lenders, and Deutsche Bank A.G., as Documentation Agent for Lenders (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q Report for the quarterly period ended June 30, 1998).
      10.2 First Amendment and Waiver to Credit Agreement dated as of September 14, 1998 among the Registrant, the Lenders, Deutsche Bank A.G. as Documentation Agent, The Chase Manhattan Bank of Canada as Canadian Administrative Agent, Chase Securities Australia Limited, as Australian Administrative Agent, Chase Securities Inc., as Arranger, and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q Report for the quarterly period ended September 30, 1998).
      10.3 Second Amendment, dated as of October 16, 1998, to Credit Agreement among the Registrant, the Lenders, Deutsche Bank A.G., as Documentation Agent, The Chase Manhattan Bank of Canada as Canadian Administrative Agent, Chase Securities Australia Limited, as Australian Administrative Agent, Chase Securities Inc., as Arranger, and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q Report for the quarterly period ended September 30, 1998).
      10.4 Agreement dated July 4, 1995 between Noranda Exploration Company Limited, Teck Corporation and International Corona Resources Limited (a subsidiary of International Corona Corporation, now Homestake Canada Inc. and a subsidiary of Registrant), relating to development of the Quarter Claim mine (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K Report for the year ended December 31,
            1995).
     *10.5 Deferred Compensation Plan of Homestake Mining Company effective October 1, 1995 (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K Report for the year ended December 31, 1995).
     *10.6 Supplemental Retirement Plan of Homestake Mining Company, amended and restated effective as of January 1, 1990 (including November 29, 1990 modification) (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K Report for the year ended December 31, 1995).
     *10.7 Master Trust under the Homestake Mining Company Deferred Compensation Plans as of December 5, 1995 (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-K Report for the year ended December 31, 1995).
     *10.8 Retirement plan for outside directors of the Registrant dated as of July 21, 1994 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K Report dated March 20, 1995).
      10.9 Combination Implementation Agreement dated December 22, 1997 between Homestake Mining Company and Plutonic Resources Limited (incorporated by reference to Appendix A to the Registrant's Preliminary Proxy Statement dated January 26, 1998 and as amended March 11, 1998).
      10.10 Arrangement Agreement dated as of September 28, 1998 among Prime Resources Group Inc., Homestake Canada Inc., Homestake Canada Holdings Company and Homestake Mining Company (incorporated by reference to Appendix b to the Registrant's Proxy Statement dated as of October 20, 1998).
      10.11 Agreement dated October 9, 1991 between the Registrant and Chevron Minerals Ltd. (incorporated by reference to Exhibit 10(b) to the Registrant's Form 10-K Report for the year ended December 31, 1991).
      10.12 Guarantee dated December 18, 1991 between the Registrant and Chevron Minerals Ltd. (incorporated by reference to Exhibit 10(c) to the Registrant's Form 10-K Report for the year ended December 31, 1991).
      10.13 Agreement dated May 4, 1990 for the sale of the Registrant's 42.5% partnership interest in The Doe Run Company (incorporated by reference to Exhibit 28(a) to the Registrant's Form 8-K Report dated May 18, 1990).
      10.14 Purchase and sale agreement dated January 15, 1989 between the Registrant's subsidiary, Homestake Gold of Australia Limited, and North Kalgoorlie Mines Limited (and Group Companies) and Kalgoorlie Lake View Pty. Ltd. (incorporated by reference to Exhibit 10(g) to the Registrant's Form 10-K Report for the year ended December 31,
            1989).
      10.15 Agreement Amending Joint Venture Agreement made 19 June 1996 between Homestake Gold of Australia Limited, North Kalgoorlie Mines Pty Ltd. and Kalgoorlie Consolidated Gold Mines Pty Ltd. (incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-K Report for the year ended December 31, 1996).
      10.16 Joint Operating Agreement dated May 1, 1988 between Freeport-McMoRan Resources Partners, IMC Fertilizer, Inc. and Felmont Oil Corporation (a subsidiary of Registrant, now named Homestake Sulphur Company) relating to the Main Pass Block 299 sulfur project (incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K Report for the year ended December 31, 1992).
      10.17 Amendment No. 1 dated July 1, 1993 to Joint Operating Agreement between Freeport McMoRan Resources Partners, IMC Fertilizer, Inc. and Homestake Sulphur Company (incorporated by reference to Exhibit
            10.8 to the Registrant's Form 10-K Report for the year ended December 31, 1993).
      10.18 Amendment No. 2 dated November 30, 1993 to Joint Operating Agreement between Freeport McMoRan Resources Partners, IMC Fertilizer, Inc. and Homestake Sulphur Company (incorporated by reference to Exhibit
            10.9 to the Registrant's Form 10-K Report for the year ended December 31, 1993).
      10.19 Letter dated June 17, 1996, amending Amendment No. 1 to Joint Operating Agreement between Freeport McMoRan Resource Partners, IMC Fertilizer Inc. and Homestake Sulphur Company (incorporated by reference to Exhibit 10.18 to the Registrant's Form 10-K Report for the year ended December 31, 1996).
      10.20 Amended and Restated Project Agreement (David Bell Mine) dated as of April 1, 1986 among Teck Corporation, International Corona Resources Ltd. (a subsidiary of International Corona Corporation, now Homestake Canada Inc. and a subsidiary of Registrant), Teck-Hemlo Inc., Corona-Hemlo Inc. (a subsidiary of International Corona Corporation, now Homestake Canada Inc. and a subsidiary of Registrant) (incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K Report for the year ended December 31, 1992).

      10.21 Amended and Restated Operating Agreement (David Bell Mine) among Teck Corporation, International Corona Resources Ltd. (a subsidiary of International Corona Corporation, now Homestake Canada Inc. and a subsidiary of Registrant), Teck Mining Group Limited, Teck-Corona Operating Corporation, Teck-Hemlo Inc. and Corona-Hemlo Inc. (a subsidiary of International Corona Corporation, now Homestake Canada Inc. and a subsidiary of Registrant) (incorporated by reference to
            Exhibit 10.18 to the Registrant's Form 10-K Report for the year ended December 31, 1992).
      10.22 Project Agreement (Williams Mine) dated August 11, 1989 among Teck Corporation, Corona Corporation (now Homestake Canada Inc. and a subsidiary of Registrant) and Williams Operating Corporation (incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K Report for the year ended December 31, 1992).
      10.23 Operating Agreement (Williams Mine) dated August 11, 1989 among Teck Corporation, Corona Corporation (now Homestake Canada Inc. and a subsidiary of Registrant), Teck Mining Group Limited and Williams Operating Corporation (incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K Report for the year ended December 31,
            1992).
      10.24 Shareholders' Agreement dated August 11, 1989 among Corona Corporation (now Homestake Canada Inc. and a subsidiary of Registrant), Teck Corporation and Williams Operating Corporation (incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K Report for the year ended December 31, 1992).
     *10.25 Share Incentive Plan effective July 1, 1988 of International Corona
            Corporation (now Homestake Canada Inc. and subsidiary of Registrant), as amended October 22, 1991 (incorporated by reference to Exhibit 10.32 to the Registrant's Form 10-K Report for the year ended December 31, 1992).
     *10.26 Employees' Stock Option and Share Rights Plan-1988 (incorporated by reference to Exhibit 10(n) to the Registrant's Form 10-K Report for the year ended December 31, 1987).
     *10.27 Amended Homestake Mining Company Stock Option and Share Rights Plan
            - 1996 ("1996 Plan") (incorporated by reference to Exhibit A to the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders).
     *10.28 Form of Stock Option Agreement under the 1996 Plan (incorporated by reference to Exhibit 10.36 to the Registrant's Form 10-K Report for the year ended December 31, 1998).
     *10.29 Form of Performance Based Share Agreement under the 1996 Plan
            (incorporated by reference to Exhibit 10.37 to the Registrant's Form 10-K Report for the year ended December 31, 1998).
     *10.30 Form of Bonus Share Agreement under the 1996 Plan (incorporated by reference to Exhibit 10.38 to the Registrant's Form 10-K Report for the year ended December 31, 1998).
     *10.31 Form of Matching Stock Agreement under the 1996 Plan (incorporated by reference to Exhibit 10.39 to the Registrant's Form 10-K Report for the year ended December 31, 1998).
     *10.32 1998 Outside Directors' Stock Compensation Plan (effective as of
            January 1, 2000).
     *10.33 Amended 1999 Executive Supplemental Retirement Plan of Homestake
            Mining Company, Effective April 1, 1999, amended as of September 1, 1999 (incorporated by reference to Exhibit 10.42 to the Registrant's Form 8-K Report dated January 18, 2000).

     *10.34 1999 Change of Control Severance Plan of Homestake Mining
            (alternative I, applicable to persons who became participants in the
            Change of Control Severance Plan prior to May, 1998) (incorporated by reference to Exhibit 10.43 to the Registrant's Form 8-K Report
            dated January 18, 2000).
     *10.35 1999 Change of Control Severance Plan of Homestake Mining Company
            (alternative II, applicable to persons who became participants in the Change of Control Severance Plan after May, 1998) (incorporated by reference to Exhibit 10.44 to the Registrant's Form 8-K Report
            dated January 18, 2000).
     *10.36 First Amendment to the Retirement Plan for Outside Directors of
            Homestake Mining Company, dated as of January 6, 2000 (incorporated by reference to Exhibit 10.45 to the Registrant's Form 8-K Report
            dated January 18, 2000).
     *10.37 Amended Form of Stock Option Agreement under the 1996 Plan
            (incorporated by reference to Exhibit 10.46 to the Registrant's Form
            8-K Report dated January 18, 2000).
     *10.38 Amended Form of Performance Based Share Agreement under the 1996
            Plan-1997 Grants (incorporated by reference to Exhibit 10.47 to the
            Registrant's Form 8-K Report dated January 18, 2000).
     *10.39 Amended Form of Performance Based Share Agreement under the 1996
            Plan-1998 Grants (incorporated by reference to Exhibit 10.48 to the
            Registrant's Form 8-K Report dated January 18, 2000).
     *10.40 Amended Form of Performance Based Share Agreement under the 1996
            Plan-1999 Grants (incorporated by reference to Exhibit 10.49 to the
            Registrant's Form 8-K Report dated January 18, 2000).
     *10.41 Amended Form of Bonus Stock Program Agreement under the 1996 Plan
            (incorporated by reference to Exhibit 10.50 to the Registrant's Form
            8-K Report dated January 18, 2000).
     *10.42 Amended Form of Matching Stock Agreement under the 1996 Plan
            (incorporated by reference to Exhibit 10.51 to the Registrant's Form
            8-K Report dated January 18, 2000).
      13    Specified Sections from the Company's 2000 Annual Report to
            Shareholders that are incorporated herein by reference
      21    Subsidiaries of the Registrant.

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

                                           HOMESTAKE MINING COMPANY


Date November 9, 2001                      By:               *
     ----------------------                    ---------------------------
                                                   Jack E. Thompson
                                                   Director, Chairman and
                                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                   CAPACITY                            DATE
    ---------                   --------                            ----
/s/ David W. Peat               Vice President, Finance and         November 9, 2001
-----------------------         Chief Financial Officer
David W. Peat                   (Principal Accounting and
                                Financial Officer)

        *                       Vice President and Controller       November 9, 2001
-----------------------         (Principal Accounting Officer
Alex G. Morrison

         *                      Director, Chairman and Chief        November 9, 2001
-----------------------         Executive Officer
Jack E. Thompson

         *                      Director                            November 9, 2001
-----------------------
Gerhard Ammann

         *                      Director                            November 9, 2001
-----------------------
Robert H. Clark, Jr.

         *                      Director                            November 9, 2001
-----------------------
Peter J. Neff

         *                      Director                            November 9, 2001
-----------------------
Thomas J. O'Neil

         *                      Director                            November 9, 2001
-----------------------
Carol A. Rae

         *                      President, Chief Operating          November 9, 2001
-----------------------         Officer and Director
Walter T. Segsworth

         *                      Director                            November 9, 2001
-----------------------
Jeffrey L. Zelms

* By: /s/ David W. Peat
     ---------------------
     David W. Peat
     Attorney-in-Fact

                                       92

                                POWER OF ATTORNEY

      Each person whose signature appears below hereby appoints Wayne Kirk, Alex
G. Morrison and David W. Peat, and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amended Form 10-K Reports for the year 2000 that may be necessary or advisable to enable Homestake Mining Company to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such 10-K Report as the aforesaid attorneys-in-fact deem appropriate.


Date: November 9, 2001                  /s/ Jack E. Thompson
                                        ---------------------------------------
                                        Jack E. Thompson, Director,
                                        Chairman and Chief Executive
                                        Officer


Date: November 9, 2001                  /s/ David W. Peat
                                        ---------------------------------------
                                        David W. Peat, Vice President,
                                        Finance and Chief Financial Officer


Date: November 9, 2001                  /s/ Alex G. Morrison
                                        ---------------------------------------
                                        Alex G. Morrison, Vice President
                                        and Controller and Chief Accounting
                                        Officer


Date: November 9, 2001                  /s/ Gerhard Ammann
                                        ---------------------------------------
                                        Gerhard Ammann, Director


Date: November 9, 2001                  /s/ Robert H. Clark, Jr.
                                        ---------------------------------------
                                        Robert H. Clark, Jr., Director


Date: November 9, 2001                  /s/ Peter J. Neff
                                        ---------------------------------------
                                        Peter J. Neff, Director


Date: November 8, 2001                  /s/ Thomas J. O'Neil
                                        ---------------------------------------
                                        Thomas J. O'Neil, Director


Date: November 9, 2001                  /s/ Carol A. Rae
                                        ---------------------------------------
                                        Carol A. Rae, Director


Date: November 9, 2001                  /s/ Walter T. Segsworth
                                        ---------------------------------------
                                        Walter T. Segsworth, Director,
                                        President and Chief Operating
                                        Officer


Date: November 8, 2001                  /s/ Jeffrey L. Zelms
                                        ---------------------------------------
                                        Jeffrey L. Zelms, Director