Form 10-Q/A
period 2001-03-31
HOMESTAKE MINING CO /DE/
filed 2001-11-09
CIK 743872

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

|X| Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the Quarterly Period Ended March 31, 2001

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the transition period from ______ to ________

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

                                   FORM 10-Q/A
                      FOR THE QUARTER ENDED MARCH 31, 2001
                                      INDEX

PART 1. FINANCIAL INFORMATION

   Item 1.  Financial Statements

            a)    Condensed Statements of Consolidated
                  Operations For the Three Months Ended March 31, 2001
                  and 2000.....................................................3

            b)    Condensed Consolidated Balance Sheets
                  As of March 31, 2001 and December 31, 2000...................4

            c)    Condensed Statements of Consolidated Cash Flows
                  For the Three Months Ended March 31, 2001 and 2000...........5

            d)    Notes to Condensed Consolidated Financial Statements.........6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................19

PART 2. OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................26

   Item 5.  Other Information.................................................27

   Item 6.  Exhibits and Reports on Form 8-K..................................28

   Item 7.  Signatures........................................................29

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

A.    CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)
      (In thousands, except per share amounts)

                                                          Three Months Ended
                                                               March 31,
                                                         2001            2000
                                                     -------------   -------------
                                                     (As Restated)   (As Restated)
REVENUES
    Gold and ore sales                                 $ 165,456       $ 165,525
    Interest income                                        3,299           5,089
    Other loss (note 2)                                   (9,037)        (12,421)
                                                       ---------       ---------
                                                         159,718         158,193
                                                       ---------       ---------
COSTS AND EXPENSES
    Production costs                                     119,965         109,334
    Depreciation, depletion and amortization              35,039          36,578
    Administrative and general expense                    11,381          11,121
    Exploration expense                                   12,556          10,049
    Interest expense                                       3,446           4,445
    Other expense                                            312             899
                                                       ---------       ---------
                                                         182,699         172,426
                                                       ---------       ---------

LOSS BEFORE TAXES AND MINORITY INTERESTS                 (22,981)        (14,233)
    Income Taxes                                            (488)         (7,047)
    Minority Interests                                       625             155
                                                       ---------       ---------
LOSS FROM CONTINUING OPERATIONS                          (22,844)        (21,125)
LOSS FROM DISCONTINUED OPERATIONS
    (net of tax benefit, 2001 - $nil, 2000 - $60)             --          (1,459)
                                                       ---------       ---------
NET LOSS                                               $ (22,844)      $ (22,584)
                                                       =========       =========

PER SHARE AMOUNTS - BASIC AND DILUTED:
  Loss from continuing operations                      $   (0.09)      $   (0.08)
  Loss from discontinued operations                           --           (0.01)
                                                       ---------       ---------
NET LOSS PER SHARE                                     $   (0.09)      $   (0.09)
                                                       =========       =========

WEIGHTED AVERAGE SHARES USED IN THE COMPUTATION          263,273         260,339
                                                       =========       =========

DIVIDENDS PAID PER COMMON SHARE                        $      --       $      --
                                                       =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

B.    CONDENSED CONSOLIDATED BALANCE SHEETS
      (In thousands, except per share amounts)

                                                                             (unaudited)
                                                                               March 31,       December 31,
                                                                                 2001              2000
                                                                             -------------     -------------
                                                                             (As Restated)     (As Restated)
ASSETS
CURRENT ASSETS
    Cash and equivalents                                                      $   187,238       $   193,422
    Short-term investments                                                          6,262             6,237
    Receivables                                                                    40,787            38,848
    Inventories (note 4)                                                           81,815            87,762
    Deferred income taxes                                                          11,200             4,021
    Other                                                                           1,261             1,915
                                                                              -----------       -----------
       Total current assets                                                       328,563           332,205
                                                                              -----------       -----------

PROPERTY, PLANT AND EQUIPMENT, NET                                                838,882           926,380

INVESTMENTS AND OTHER ASSETS                                                      107,839            99,358
                                                                              -----------       -----------
TOTAL ASSETS                                                                  $ 1,275,284       $ 1,357,943
                                                                              ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                          $    26,916       $    37,779
    Accrued liabilities                                                            96,295            91,080
    Income and other taxes payable                                                  5,843             9,050
    Current portion of deferred gain on close-out of
       forward sales contracts (note 6)                                                --            12,869
    Current portion of long-term debt and capital leases                            2,489             2,822
                                                                              -----------       -----------
       Total current liabilities                                                  131,543           153,600
                                                                              -----------       -----------

LONG-TERM LIABILITIES
    Long-term debt and capital leases (note 5)                                    214,810           224,616
    Other long-term obligations                                                   228,583           221,856
                                                                              -----------       -----------
       Total long-term liabilities                                                443,393           446,472
                                                                              -----------       -----------

DEFERRED GAIN ON CLOSE-OUT OF FORWARD SALES CONTRACTS  (note 6)                        --            22,223
DEFERRED INCOME TAXES                                                             175,790           180,089
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                                     9,595            10,375
SHAREHOLDERS' EQUITY
    Capital stock, $1 par value per preferred and common share:
       Authorized - Preferred: 10,000 shares; no shares outstanding
                          - Common: 450,000 shares
       Outstanding - HCI exchangeable shares: 2001 - 3,277; 2000 - 3,375
                            - Common: 2001 - 260,013 ; 2000 - 259,846             260,013           259,846
    Additional paid-in capital                                                    938,037           936,574
    Deficit                                                                      (578,843)         (555,999)
    Accumulated other comprehensive loss                                         (104,244)          (95,237)
                                                                              -----------       -----------
       Total shareholders' equity                                                 514,963           545,184
                                                                              -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 1,275,284       $ 1,357,943
                                                                              ===========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

C.    CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
      (In thousands)

                                                                    Three Months Ended
                                                                        March 31,
                                                                   2001            2000
                                                               -------------   -------------
                                                               (As Restated)   (As Restated)
OPERATING ACTIVITIES
    Loss from operations                                         $ (22,844)      $ (22,584)
    Reconciliation to net cash provided by operations:
       Depreciation, depletion and amortization                     35,039          36,578
       Gain (loss) on investment sales and asset disposals          (2,864)            263
       Loss from discontinued operations                                --           1,459
       Deferred taxes, minority interests and other                  6,623           1,394
       Effect of changes in operating working capital items         (9,501)         20,480
                                                                 ---------       ---------
Net cash provided by continuing operations                           6,453          37,590
Net cash provided by discontinued operations                           928             408
                                                                 ---------       ---------
Net cash provided by operating activities                            7,381          37,998
                                                                 ---------       ---------

INVESTMENT ACTIVITIES
    Decrease (increase) in investments                                 (25)        108,214
    Additions to property, plant and equipment                     (17,551)        (16,410)
    Proceeds from sale-leaseback of equipment                           --           4,755
    Proceeds from investment and asset sales                         7,923             167
    Decrease (increase) in restricted cash                          (3,099)          1,789
                                                                 ---------       ---------
Net cash provided by (used in) investment activities               (12,752)         98,515
                                                                 ---------       ---------

FINANCING ACTIVITIES
    Borrowings                                                         821              --
    Debt repayments                                                   (624)           (977)
                                                                 ---------       ---------
Net cash provided by (used in) financing activities                    197            (977)
                                                                 ---------       ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS             (1,010)         (1,745)
                                                                 ---------       ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                     (6,184)        133,791

CASH AND EQUIVALENTS, JANUARY 1                                    193,422         130,273
                                                                 ---------       ---------

CASH AND EQUIVALENTS, MARCH 31                                   $ 187,238       $ 264,064
                                                                 =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

1.    GENERAL INFORMATION AND RESTATEMENT

      The condensed consolidated financial statements include Homestake Mining Company and its majority owned subsidiaries, and their undivided interests in joint ventures (collectively, "Homestake" or the "Company") after elimination of intercompany amounts.

      The information furnished in this report reflects all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, in the Company's Annual Report, which is incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

            Because the level of engineering and other exploration work completed at the Veladero project does not meet the criteria for a full feasibility study, Homestake has reclassified its previously stated Veladero reserves as mineralized material. As a result of this reclassification, Homestake has revised its financial statements to expense previously capitalized Veladero project development expenditures incurred during the period April 1, 2000 through March 31, 2001. See Note 11 for the principal effects of this restatement.

            Management also determined that it is necessary to revise the Company's depreciation and reclamation calculations for the Plutonic and Lawlers mines. In accordance with US GAAP only proven and probable reserves may be used in depreciation and reclamation calculations. The Company had used its best estimate of future gold production as the base for its depreciation and reclamation charges at the Plutonic and Lawlers mines, since their acquisition in 1998. The Company's decision to use its best estimate of future gold production for depreciation and reclamation calculations at these mines reflected the fact that, at the time of their acquisition, only a relatively small proportion of the total inventory of mineralized material at these mines had been upgraded to the reserves category. Homestake has revised its financial statements to use only proven and probable reserves for calculating depreciation and reclamation charges for these mines. See Note 11 for the principal effects of this restatement.

            In addition, Homestake determined that it is necessary to revise the financial statement footnote presentation of its segment information because discrete operating and financial information is reported to the Chief Operating Officer for each mine. The Company previously had aggregated each mine within each geographic segment for segment disclosure purposes because each mine was considered by management to have similar economic characteristics. However, as ore grades and other operating factors can vary significantly by

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

      mine, with resulting material variations in unit operating costs, management has determined that each mine should be reported separately for segment disclosure purposes. Refer to Note 7 for revised segment information.

      All amounts are in United States dollars unless otherwise indicated.

2.    OTHER LOSS

                                                          Three Months Ended
                                                               March 31,
                                                       -----------------------
(in thousands)                                           2001           2000
                                                       --------       --------
Foreign currency contract losses                       $ (2,815)      $ (8,159)
Foreign currency exchange losses on
     intercompany loans and other                       (12,705)        (5,876)
Oil sales                                                   503          1,131
Gains (losses) on investments and asset disposals         2,865           (937)
Royalty income                                              623          1,289
Pension plan curtailment and settlement gains             1,715             --
Other                                                       777            131
                                                       --------       --------
                                                       $ (9,037)      $(12,421)
                                                       ========       ========

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

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

3.    COMPREHENSIVE LOSS

                                                                      Three Months Ended
                                                                           March 31,
                                                                 -----------------------------
(in thousands)                                                        2001           2000
                                                                 -------------   -------------
                                                                 (As Restated)   (As Restated)
Net Loss                                                            $(22,844)      $(22,584)
Other Comprehensive Income (Loss):
  Changes in unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising
       during the period                                              (2,520)         1,061
    Less: Reclassification adjustments for gains
             (losses) included in net loss                               208           (689)
    Income taxes                                                           1           (477)
                                                                    --------       --------
                                                                      (2,727)         1,273
                                                                    --------       --------
  Foreign currency translation adjustments
       (before and after tax)                                        (38,250)       (20,342)
                                                                    --------       --------

  SFAS 133 transition adjustment (note 6)                             35,092             --
  Reclassification adjustments for deferred gains on close-out
       of forward sales contracts included in net loss                (3,253)            --
  Income taxes                                                           131             --
                                                                    --------       --------
                                                                      31,970             --
                                                                    --------       --------
Other Comprehensive Loss                                              (9,007)       (19,069)
                                                                    --------       --------
Comprehensive Loss                                                  $(31,851)      $(41,653)
                                                                    ========       ========

4.    INVENTORIES

                                                   March 31,           December 31,
(in thousands)                                       2001                 2000
                                                   ---------          ------------
Finished products                                   $26,136              $28,327
Ore and in process                                   35,679               37,955
Supplies                                             20,000               21,480
                                                    -------              -------
                                                    $81,815              $87,762
                                                    =======              =======

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

5.    LONG-TERM DEBT AND CAPITAL LEASES

                                                         March 31,     December 31,
(in thousands)                                             2001           2000
                                                        ---------     ------------
Cross-border credit facility (due 2003)                  $142,439       $148,941
Pollution control bonds:
     Lawrence County, South Dakota (due 2032)              38,000         38,000
     State of California (due 2004)                        17,000         17,000
Capital leases                                             19,860         23,497
                                                         --------       --------
                                                          217,299        227,438
Less: current portion of capital leases                     2,489          2,822
                                                         --------       --------
                                                         $214,810       $224,616
                                                         ========       ========

6.    DERIVATIVE FINANCIAL INSTRUMENTS

      The Company uses derivative financial instruments as part of an overall risk-management strategy. These instruments are used as a means of hedging exposure to precious metals prices and foreign currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes.

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). The adoption of SFAS 133, as amended by SFAS 138, had no impact on the Company's results for the period. However, gains of $35.0 million relating to gold and silver hedging contracts previously closed out, have been reclassified on adoption from deferred gains to other accumulated comprehensive loss.

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

      At January 1, 2001 and March 31, 2001, the Company's hedging contracts used to reduce exposure to precious metal prices, consisted entirely of forward sales contracts. The Company settles these contracts through the physical delivery of production from its operations at the contract settlement dates. Therefore, the forward sales contracts meet the criteria for the normal purchases and normal sales exemption of SFAS 133, as amended by

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

      SFAS 138. Accordingly, recognition of the forward sales contracts will continue to be deferred until settlement.

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

      At March 31, 2001, the Company had foreign exchange currency option contracts outstanding as follows:

                                                                  EXPECTED MATURITY OR TRANSACTION DATE
                                                                  -------------------------------------
                                                                                                  TOTAL OR
    (US$ IN MILLIONS, EXCEPT EXCHANGE RATE AMOUNTS)                2001          2002              AVERAGE
                                                                ----------    ----------         ------------
    CANADIAN $ / US $ OPTION CONTRACTS:
      US $ covered                                                 $43.6          --                 $43.6
        Written puts, average exchange rate (1)                     0.68          --                  0.68
      US $ covered                                                 $39.6          --                 $39.6
        Purchased calls, average exchange rate (2)                  0.65          --                  0.65
      US $ covered                                                 $16.5          --                 $16.5
        Purchased puts, average exchange rate (3)                   0.65          --                  0.65

    AUSTRALIAN $ / US $ OPTION CONTRACTS:
      US $ covered                                                 $66.2        $33.0                $99.2
        Written puts, average exchange rate (1)                     0.66         0.68                 0.67
      US $ covered                                                 $66.2        $33.0                $99.2
        Purchased calls, average exchange rate (2)                  0.65         0.68                 0.66
      US $ covered                                                 $59.2        $33.0                $92.2
        Purchased puts, average exchange rate (3)                   0.64         0.65                 0.64

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

      At March 31, 2001, the Company had gold forward sales contracts outstanding as follows:

                                                               EXPECTED MATURITY OR TRANSACTION DATE
                                        ------------------------------------------------------------------------------------
                                                                                                                   TOTAL OR
                                              2001        2002       2003        2004       2005     THEREAFTER     AVERAGE
                                        ------------------------------------------------------------------------------------
US $ DENOMINATED CONTRACTS:
   Forward sales contracts:
    Ounces                                    10,000     10,000         --          --     90,000      559,200       669,200
    Average price (US$ per oz.)                 $400       $403         --          --       $400         $418          $415

AUSTRALIAN $ DENOMINATED CONTRACTS:(1)

   Forward sales contracts:
    Ounces                                   333,000    348,800     258,800    228,800    302,000          --      1,471,400
    Average price (A$ per oz.)                  $511       $539        $553       $592       $568          --           $549
    Average price (US$ per oz.)(1)              $248       $262        $268       $288       $276          --           $267

      (1) Expressed in US dollars at the March 31, 2001 exchange rate of A$ = US$ 0.4858

7.    SEGMENT INFORMATION (RESTATED)

            The Company is primarily engaged in gold mining and related activities. Accordingly, the Company's operating mines are considered segments for financial reporting purposes. The Company's Round Mountain, Homestake, McLaughlin and Ruby Hill mines are located in the United States, the Eskay Creek and Hemlo mines are located in Canada and the Kalgoorlie, Plutonic, Darlot and Lawlers mines are located in Australia.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

            Segment information for the three months ended March 31, 2001 and 2000 are as follows:

                                   Round
                                  Mountain       Homestake     McLaughlin    Ruby Hill  Eskay Creek      Hemlo
                                 -------------------------------------------------------------------------------
2001
Product Sales                      $ 25,039       $ 12,555       $ 8,110       $7,386      $27,571      $20,007
Other Revenue                            11            299            11           --           51          340
Total Revenues                       25,050         12,854         8,121        7,386       27,622       20,347
Operating Earnings (Loss) (b)      $  1,309       $ (1,869)      $(1,770)      $  574      $ 2,965      $ 1,563

2000
Product Sales                      $  8,709       $ 13,008       $ 8,220       $8,888      $33,355      $24,101
Other Revenue                            14            254           (96)          --            1           95
Total Revenues                        8,723         13,262         8,124        8,888       33,356       24,196
Operating Earnings (Loss) (b)      $ (1,227)      $   (258)      $  (687)      $1,439      $ 7,954      $ 5,281

                                                                                                    Reconciling
                                 Kalgoorlie     Plutonic       Darlot       Lawlers     Corp/Other    Items (a)        Total
                                 ----------------------------------------------------------------------------------------------
2001
Product Sales                      $27,541      $ 15,313       $ 8,345       $6,887      $ 6,702       $    --       $ 165,456
Other Revenue                          214            80           (17)          22       (4,187)       (2,562)         (5,738)
Total Revenues                      27,755        15,393         8,328        6,909        2,515        (2,562)        159,718
Operating Earnings (Loss) (b)      $ 2,549      $  2,073       $ 2,041       $  515      $(2,674)      $(2,562)      $   4,714

2000
Product Sales                      $28,744      $ 16,701       $ 8,130       $6,219      $ 9,450       $    --       $ 165,525
Other Revenue                          100            41           (26)           6       (5,113)       (2,608)         (7,332)
Total Revenues                      28,844        16,742         8,104        6,225        4,337        (2,608)        158,193
Operating Earnings (Loss) (b)      $ 3,266      $   (505)      $   354       $  598      $(1,326)      $(2,608)      $  12,281

(a) Primarily intercompany financing.
(b) Operating earnings represent total revenues and other income less production costs and depreciation, depletion and amortization.

7.    CONTINGENCIES

      Environmental Contingencies

      The Comprehensive Environmental Response, Compensation and Liability Act of 1980 imposes heavy liabilities on any person who discharges hazardous substances. The Environmental Protection Agency publishes a National Priorities List ("NPL") of known or threatened releases of such substances.

      Homestake's former uranium millsite near Grants, New Mexico is listed on the NPL. Pursuant to the Energy Policy Act of 1992, the United States Department of Energy ("DOE") is responsible for 51.2% of past and future costs of reclaiming the Grants site in accordance with Nuclear Regulatory Commission license requirements. At March 31, 2001, Homestake

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

      had received $33.0 million from the DOE and had a receivable of $4.1 million for the DOE's share of reclamation expenditures made by Homestake through March 31, 2001. On April 25, 2001, the Company received $2.5 million from DOE.

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

      Following the 1999 business combination with Argentina Gold, Homestake's investment in Argentina Gold was transferred to HCI in exchange for a Canadian dollar-denominated intercompany note payable by HCI to its parent company of approximately C$282 million (US$191 million). In accordance with United States generally accepted accounting principles, the assets, liabilities and shareholder's equity of Argentina Gold have been recorded in HCI's financial statements at their historical cost basis. The difference between the historical cost basis of Argentina Gold shareholder's equity and its fair value at the date of transfer has been recorded as a reduction to HCI's shareholders' equity.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

Summarized consolidated financial information for HCI is as follows:

(in thousands)                                  March 31,       March 31,      December 31,   December 31,
                                                   2001           2001            2000            2000
                                             --------------   -------------   --------------  -------------
                                             (As Previously   (As Restated)   (As Previously  (As Restated)
                                                Reported)                        Reported)
Current assets                                  $  45,478       $  45,478       $  41,837       $  41,837
Noncurrent assets                                 418,738         411,585         449,228         436,224
                                                ---------       ---------       ---------       ---------
Total assets                                    $ 464,216       $ 457,063       $ 491,065       $ 478,061
                                                ---------       ---------       ---------       ---------

Current portion of notes
  payable to the Company                        $ 129,387       $ 129,387       $ 122,992       $ 122,992
Other current liabilities                          22,525          22,525          28,044          28,044
Long-term debt                                    142,439         142,439         148,941         148,941
Notes payable to the Company                      190,872         190,872         190,872         190,872
Other long-term liabilities                        14,668          14,668          15,474          15,474
Deferred income taxes                             148,945         148,945         161,976         161,976
Shareholders' equity                             (184,620)       (191,773)       (177,234)       (190,238)
                                                ---------       ---------       ---------       ---------
Total liabilities and shareholders' equity      $ 464,216       $ 457,063       $ 491,065       $ 478,061
                                                ---------       ---------       ---------       ---------

                                                   Three Months Ended               Three Months Ended
                                                        March 31,                       March 31,
                                             ------------------------------   -----------------------------
                                                  2001            2001             2000           2000
                                             --------------   -------------   --------------  -------------
                                             (As Previously   (As Restated)   (As Previously  (As Restated)
                                                Reported)                        Reported)
Total revenues and other income                 $  46,953       $  46,953       $  57,755       $  57,755
Costs and expenses                                 58,761          65,914          63,143          63,143
                                                ---------       ---------       ---------       ---------
Loss before taxes and
         minority interests                     $ (11,808)      $ (18,961)      $  (5,388)      $  (5,388)
                                                =========       =========       =========       =========

Net loss                                        $  (9,454)      $ (16,607)      $  (8,599)      $  (8,599)
                                                =========       =========       =========       =========

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

9.    WRITE-DOWNS AND OTHER UNUSUAL CHARGES

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


      (in thousands)
      Liability balance at December 31, 2000                     $ 22,427
      Severance payments                                              (45)
                                                                 --------
      Liability balance at March 31, 2001                        $ 22,382
                                                                 ========

11.   RESTATEMENT

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

            Because the level of engineering and other exploration work completed at the Veladero project does not meet the criteria for a full feasibility study, Homestake has reclassified its previously stated Veladero reserves as mineralized material. As a result of this reclassification, Homestake has revised its financial statements to expense previously capitalized Veladero project development expenditures incurred during the period April 1, 2000 through March 31, 2001.

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

            In addition, Homestake determined that it is necessary to revise the financial statement footnote presentation of its segment information because discrete operating and financial information is reported to the Chief Operating Officer for each mine. The Company previously had aggregated each mine within each geographic segment for segment disclosure purposes because each mine was considered by management to have similar economic

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

      characteristics. However, as ore grades and other operating factors can vary significantly by mine, with resulting material variations in unit operating costs, management has determined that each mine should be reported separately for segment disclosure purposes. Refer to Note 7 for restated segment information.

            The following sets forth the effects of the restatements on Homestake's accompanying consolidated balance sheets and the consolidated statements of operations and cash flows:

STATEMENTS OF CONSOLIDATED OPERATIONS
(IN THOUSANDS)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                  -----------------------------------------------------------
                                                               2001                           2000
                                                  ---------------------------     ---------------------------
                                                  AS PREVIOUSLY        AS         AS PREVIOUSLY        AS
                                                     REPORTED        RESTATED        REPORTED        RESTATED
                                                  -------------     ---------     -------------     ---------
REVENUES                                            $ 159,718       $ 159,718       $ 158,193       $ 158,193
                                                    ---------       ---------       ---------       ---------

COSTS AND EXPENSES
      Production Costs                                119,944         119,965         108,525         109,334
      Depreciation, Depletion and Amortization         35,160          35,039          35,506          36,578
      Administrative and General Expense               11,381          11,381          11,121          11,121
      Exploration Expense                               6,021          12,556          10,049          10,049
      Interest Expense                                  2,828           3,446           4,445           4,445
      Other Expense                                       312             312             899             899
                                                    ---------       ---------       ---------       ---------
                                                      175,646         182,699         170,545         172,426
                                                    ---------       ---------       ---------       ---------

LOSS BEFORE TAXES AND MINORITY INTERESTS              (15,928)        (22,981)        (12,352)        (14,233)
      Income Taxes                                      3,309            (488)         (2,666)         (7,047)
      Minority Interests                                  625             625             155             155
                                                    ---------       ---------       ---------       ---------
LOSS FROM CONTINUING OPERATIONS                       (11,994)        (22,844)        (14,863)        (21,125)
LOSS FROM DISCONTINUED OPERATIONS                          --              --          (1,459)         (1,459)
                                                    ---------       ---------       ---------       ---------
NET LOSS                                            $ (11,994)      $ (22,844)      $ (16,322)      $ (22,584)
                                                    =========       =========       =========       =========

PER SHARE AMOUNTS - BASIC AND DILUTED
      Loss From Continuing Operations               $   (0.05)      $   (0.09)      $   (0.05)      $   (0.08)
      Loss From Discontinued Operations                    --              --           (0.01)          (0.01)
                                                    ---------       ---------       ---------       ---------
NET LOSS PER SHARE                                  $   (0.05)      $   (0.09)      $   (0.06)      $   (0.09)
                                                    =========       =========       =========       =========

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                MARCH 31, 2001                     DECEMBER 31, 2000
                                        ------------------------------      ------------------------------
                                        AS PREVIOUSLY           AS          AS PREVIOUSLY          AS
                                           REPORTED          RESTATED         REPORTED          RESTATED
                                        -------------      -----------      -------------      -----------
Current Assets                           $   328,563       $   328,563       $   332,205       $   332,205

Property, Plant and Equipment (net)          901,132           838,882           987,812           926,380

Investments and Other Assets                 107,839           107,839            99,358            99,358
                                         -----------       -----------       -----------       -----------
    TOTAL ASSETS                         $ 1,337,534       $ 1,275,284       $ 1,419,375       $ 1,357,943
                                         ===========       ===========       ===========       ===========

Current Liabilities                          131,543           131,543           153,600           153,600

Long-term debt and capital leases            214,810           214,810           224,616           224,616
Other long term obligations                  225,026           228,583           217,786           221,856

Deferred Gain on Close-Out of
    Forward sales Contracts                       --                --            22,223            22,223

Deferred Income Taxes                        173,945           175,790           181,961           180,089

Minority Interests in Consolidated
    Subsidiaries                               9,595             9,595            10,375            10,375

Shareholders' Equity
    Capital Stock                            260,013           260,013           259,846           259,846
    Additional paid-in capital               938,926           938,037           937,463           936,574
    Deficit                                 (505,280)         (578,843)         (493,286)         (555,999)
    Accumulated other
      comprehensive loss                    (111,044)         (104,244)          (95,209)          (95,237)
                                         -----------       -----------       -----------       -----------
    TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                 $ 1,337,534       $ 1,275,284       $ 1,419,375       $ 1,357,943
                                         ===========       ===========       ===========       ===========

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS
(IN THOUSANDS)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                           -----------------------------------------------------------
                                                                       2001                            2000
                                                           ---------------------------     ---------------------------
                                                           AS PREVIOUSLY         AS        AS PREVIOUSLY         AS
                                                              REPORTED        RESTATED        REPORTED        RESTATED
                                                           -------------     ---------     -------------     ---------
OPERATING ACTIVITIES
      Net loss                                               $ (11,994)      $ (22,844)      $ (16,322)      $ (22,584)
      Reconciliation to net cash provided by operations
          Depreciation, depletion and amortization              35,160          35,039          35,506          36,578
          Loss from discontinued operations                         --              --           1,459           1,459
          Other                                                    (59)          3,759          (3,533)          1,657
          Effect of changes in working capital items            (9,501)         (9,501)         20,480          20,480
                                                             ---------       ---------       ---------       ---------
NET CASH PROVIDED BY CONTINUING OPERATIONS                      13,606           6,453          37,590          37,590
                                                             ---------       ---------       ---------       ---------

INVESTMENT ACTIVITIES
      Additions to property, plant and equipment               (24,704)        (17,551)        (16,410)        (16,410)
      Other                                                      4,799           4,799         114,925         114,925
                                                             ---------       ---------       ---------       ---------
NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES           (19,905)        (12,752)         98,515          98,515
                                                             ---------       ---------       ---------       ---------

FINANCING ACTIVITIES
                                                             ---------       ---------       ---------       ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                197             197            (977)           (977)
                                                             ---------       ---------       ---------       ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS         (1,010)         (1,010)         (1,745)         (1,745)
                                                             ---------       ---------       ---------       ---------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                       928             928             408             408
                                                             ---------       ---------       ---------       ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                 (6,184)         (6,184)        133,791         133,791
CASH AND EQUIVALENTS, JANUARY 1                                193,422         193,422         130,273         130,273
                                                             ---------       ---------       ---------       ---------
CASH AND EQUIVALENTS, MARCH 31                               $ 187,238       $ 187,238       $ 264,064       $ 264,064
                                                             =========       =========       =========       =========

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

      This discussion should be read in conjunction with the Management's Discussion and Analysis included in Homestake Mining Company's ("Homestake" or the "Company") 2000 Annual Report on Form 10-K, for the year ended December 31, 2000, which is incorporated by the reference in the Company's Annual Report.

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

      Because the level of engineering and other exploration work completed at the Veladero project does not meet the criteria for a full feasibility study, Homestake has reclassified its previously stated Veladero reserves as mineralized material. As a result of this reclassification, Homestake has revised its financial statements to expense previously capitalized Veladero project development expenditures incurred during the period April 1, 2000 through March 31, 2001. See Note 7 to the March 31, 2001 condensed consolidated financial statements for the principal effects of this restatement.

      Management also determined that it is necessary to revise the Company's depreciation and reclamation calculations for the Plutonic and Lawlers mines. In accordance with US GAAP only proven and probable reserves may be used in depreciation and reclamation calculations. The Company had used its best estimate of future gold production as the base for its depreciation and reclamation charges at the Plutonic and Lawlers mines, since their acquisition in 1998. The Company's decision to use its best estimate of future gold production for depreciation and reclamation calculations at these mines reflected the fact that, at the time of their acquisition, only a relatively small proportion of the total inventory of mineralized material at these mines had been upgraded to the reserves category. Homestake has revised its financial statements to use only proven and probable reserves for calculating depreciation and reclamation charges for these mines. See Note 7 to the March 31, 2001 condensed consolidated financial statements for the principal effects of this restatement.

      In addition, Homestake determined that it is necessary to revise the financial statement footnote presentation of its segment information because discrete operating and financial information is reported to the Chief Operating Officer for each mine. The Company previously had aggregated each mine within each geographic segment for segment disclosure purposes because each mine was considered by management to have similar economic characteristics. However, as ore grades and other operating factors can vary significantly by mine, with resulting material variations in unit operating costs, management has determined that each mine should be reported separately for segment disclosure purposes. See Note 7 to the March 31, 2001 condensed consolidated financial statements for the principal effects of this restatement.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

                              RESULTS OF OPERATIONS

SUMMARY

      Homestake recorded losses from continuing operations of $22.9 million ($0.09 per share) in the quarter ended March 31, 2001, compared with the losses from continuing operations of $21.1 million ($0.08per share) for the first quarter of 2000. The first quarter of 2001 and 2000 results include after-tax foreign currency losses of $14.5 million ($0.06 per share) and $13.0 million ($0.05 per share), respectively, primarily due to the decreases in the values of the Australian and Canadian dollars in relation to the US dollar. The majority of the foreign currency losses in the 2001 first quarter relate to intercompany advances established between the US parent and its Australian and Canadian subsidiaries to finance corporate acquisitions and capital development projects.

      Excluding the effect of the foreign currency exchange losses, the Company recorded a net loss of $8.4 million ($0.03 per share) for the quarter ended March 31, 2001, compared to a net loss of $8.2 million ($0.03 per share) for the corresponding period in 2000. The current year's results primarily reflect a $21-per-ounce decline in the realized gold price from the prior year's first quarter and higher exploration costs, offset by lower production costs, lower interest expense, lower income taxes and a gain of $2.4 million on the sale of mining information with respect to the Just-in-Case property.

GOLD OPERATIONS

      Revenues from gold and ore sales totaled $165.5 million for both the first quarter of 2000 and 2001. Higher sales volumes in 2001 were offset by lower realized gold prices as reflected in the following table:

                                                                  Three Months Ended
                                                                       March 31,
                                                       ---------------------------------------
                                                              2001                2000
                                                       ---------------------------------------
           Ounces sold                                       578,300             499,900
           Average realized price per ounce                 $    271            $    292

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

      The following table details Homestake's gold production and total cash cost per ounce by location:

                                        PRODUCTION                      TOTAL CASH COST
                                   (ounces in thousands)              (dollars per ounce)
                                    Three Months Ended                Three Months Ended
                                         March 31,                         March 31,
                                ----------------------------      ----------------------------
MINE (Percentage interest)         2001              2000             2001             2000
                                -----------      -----------      -----------      -----------
AUSTRALIA
   Kalgoorlie (50)                     98.2             96.1      $       199      $       211
   Yilgarn:
     Plutonic (100)                    55.9             58.5              190              214
     Darlot (100)                      31.8             30.4              155              222
     Lawlers (100)                     24.9             22.0              211              209
                                -----------      -----------      -----------      -----------
        Total Australia               210.8            207.0              191              213
CANADA
   Eskay Creek (100) (a)               77.1             84.5               51                7
   Hemlo (50)                          73.7             82.3              211              195
                                -----------      -----------      -----------      -----------
        Total Canada                  150.8            166.8              129              100
UNITED STATES
   Round Mountain (50) (b)            100.4             36.0              173              257
   Ruby Hill (100)                     30.2             28.3              108              106
   McLaughlin (100)                    29.0             29.5              224              224
   Marigold (33)                        6.4              6.7              209              196
   Homestake (100)                     47.2             47.7              224              275
                                -----------      -----------      -----------      -----------
       Total United States            213.2            148.2              183              225
CHILE
   Agua de la Falda (51)                4.4              6.1              282              209
                                -----------      -----------      -----------      -----------
   GRAND TOTAL                        579.2            528.1      $       173      $       181
                                ===========      ===========      ===========      ===========

(a) Eskay Creek's costs per ounce were calculated on a by-product basis. Included as a credit against costs in the 2001 first quarter were revenues from the sale of 3.6 million (3.8 million in 2000) ounces of silver at an average price of $4.62 ($5.09 in 2000) per ounce. If Eskay Creek silver production had been accounted for as a co-product, whereby costs were allocated separately to gold and silver based on their proportion of revenues, total consolidated cash costs would have been $182 and $192 per ounce in the 2001 and 2000 first quarters, respectively. For comparison purposes, costs per ounce include estimated third-party costs incurred by smelter owners and others to produce marketable gold and silver.

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

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

The weighted average total cash cost at the Australian mines was $191 per ounce during the first quarter of 2001 compared to $213 per ounce during the same period in 2000.

      During the first quarter of 2001, production at Homestake's 50% owned KALGOORLIE mine increased by 2% to 98,200 ounces at a total cash cost of $199 per ounce compared to 96,100 ounces at a total cash cost of $211 during the first quarter a year ago. The improved performance was achieved through increased mill throughput, resulting in higher production, a reduction of production costs due to a weaker Australian dollars and the benefit of operating efficiencies gained from the recent transition from contract to owner mining.

      Homestake's 100%-owned YILGARN operations, consisting of the Plutonic, Darlot and Lawlers mines, increased production by 2% to 112,600 ounces at a weighted average total cash cost of $185 per ounce during the first quarter of 2001 compared to 110,900 ounces at a weighted average total cash cost of $215 per ounce a year ago, reflecting higher production at the Darlot and Lawlers mines partially offset by lower production at the Plutonic mine. Production at the Plutonic mine totaled 55,900 ounces at a total cash cost of $190 per ounce during the first quarter of 2001 compared to 58,500 ounces at a total cash cost of $214 per ounce during the same period in 2000. The decrease in ounces is largely attributable to a slightly higher in-process gold inventory at March 31, 2001 compared to March 31, 2000. Mill throughput, grade and recovery were comparable in both periods. Cash costs decreased by $24 per ounce primarily due to the weaker Australian dollar. During the first quarter of 2001, the Darlot mine produced 31,800 ounces at a total cash cost of $155 per ounce compared to 30,400 ounces at a total cash cost of $222 per ounce during the first quarter of 2000. The decrease in total cash cost is a result of reduced production costs resulting from the conversion from contract to owner mining and the favorable impact of a weaker Australian dollar. The Lawlers mine produced 24,900 ounces at a total cash cost of $211 per ounce compared to 22,000 ounces at a total cash cost of $209 per ounce a year ago. The increased production resulted from the operations processing 21,100 more tons in the first quarter of 2001 primarily from the lower-grade ore stockpile.

CANADA

      Canadian gold production decreased 10% to 150,800 ounces during the first quarter of 2001 from 166,800 ounces in 2000. During the first quarter of 2001, the weighted average total cash cost per ounce from the Company's Canadian mines increased by 29% to $129 per ounce from $100 per ounce a year ago primarily due to lower silver by-product credits at the Eskay Creek mine and increased unit mining costs as a result of lower ore grades at the Hemlo operations.

      At the ESKAY CREEK mine, first quarter 2001 production totaled 77,100 ounces at a total cash cost of $51 per ounce compared to 84,500 ounces at a total cash cost of $7 per ounce during the same period in 2000. The decrease in production was as a result of lower grades in the direct shipment ore. The increase in total cash costs reflected reduced silver by-product credits due to lower silver production and a lower silver price compared to the first quarter of 2000. Higher fuel, transportation and mining costs have also contributed to the increased total cash costs. At the HEMLO operations, Homestake's 50% share of the first quarter of 2001 production from the combined Williams and David Bell mines totaled 73,700 ounces at an average total cash cost of $211 per ounce compared to 82,300 ounces at an average total cash cost of $195 per ounce for the same quarter of 2000. The reduction in gold production and the increase in total cash costs during the first quarter of 2001 is mainly due to greater quantities of lower grade material sourced from the open pit, and production from the lower grade stopes. The effect of processing lower grade

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

material was partially offset by higher mill throughput, which in the first quarter averaged 10,250 tons of ore per day.

UNITED STATES

      United States production increased by 44% to 213,200 ounces during the first quarter of 2001 compared to 148,200 ounces in the corresponding quarter of 2000, primarily due to higher attributable production associated with the increase in Homestake's ownership interest in the Round Mountain mine, and higher production at the Ruby Hill mine. The weighted average United States total cash cost decreased by 19% to $183 per ounce during the first quarter of 2001 compared to $225 per ounce during the first quarter of 2000.

      During the first quarter of 2001, Homestake's 50% share of production from the ROUND MOUNTAIN mine amounted to 100,400 ounces compared to 36,000 ounces representing its 25% share of production in the first quarter of 2000. In July 2000, the Company increased its ownership in the Round Mountain mine through the purchase of Case Pomeroy & Company's interest. Total cash costs decreased to $173 per ounce during the first quarter of 2001 from $257 per ounce during the same period in 2000. Higher tonnage processed on the leach pads and through the mill contributed to the higher production. Lower cash costs were mainly due to the increase in production. Homestake's wholly-owned RUBY HILL mine produced 30,200 ounces at a total cash cost of $108 per ounce during the first quarter of 2001 compared to 28,300 ounces at a total cash cost of $106 per ounce for the comparable period of 2000. The increase in production was due to higher ore grades during the first quarter of 2001. The Ruby Hill mine will complete mining in December 2002. Production from the HOMESTAKE mine decreased slightly to 47,200 ounces during the first quarter of 2001 from 47,700 ounces during the same period in 2000. Total cash cost during the first quarter of 2001 was $224 per ounce compared to $275 per ounce during the corresponding period of 2000. The reduction in cash costs is mainly due to lower mining costs associated with the planned mine closure. The Homestake mine is gradually reducing its workforce and site costs in accordance with a planned mine-out schedule. During the first quarter of 2001, gold production from the processing of the residual stockpiles at the MCLAUGHLIN mine totaled 29,000 ounces compared to 29,500 ounces during the first quarter in 2000. Total cash cost remained the same at $224 per ounce during the first quarter of 2001 compared to the first quarter of 2000. The Company's share of production from the MARIGOLD mine was 6,400 ounces during the first quarter of 2001 at a total cash cost of $209 per ounce compared to 6,700 ounces at a total cash cost of $196 per ounce during the same period in 2000.

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

      Homestake's 60%-owned VELADERO project in northwestern Argentina has completed its 2000-2001 field season. During the second quarter, Homestake will focus on continuing the metallurgical testing, incorporating and interpreting new drill results and updating the mine planning, process design, permitting, capital and operating cost estimates and financial models. During the first quarter of 2001, exploration expenses related to the project were $6.5 million, compared to $3.9 million expenses for the same period in 2000.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

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

      DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE of $35.0 million during the first quarter of 2001 was comparable to $36.6 million in the same quarter of 2000. The lower depreciation expense reflects lower depreciation charges at the Plutonic mine, due to an increase in ore reserves, partially offset by the effects of higher production and an increase in property, plant and equipment resulting from the conversion of certain Australian mines from contract to owner mining.

      EXPLORATION EXPENSE for the first quarter of 2001 increased to $12.6million compared to $10.0 million a year ago reflecting an increase in exploration expenditures at the Veladero project, partially offset by a reduction in spending in the Company's other exploration activities.

      INCOME TAX EXPENSE for the first quarter in 2001 was $488,000 compared to $7.0 million for the same quarter in 2000. The current quarter's tax expense reflects the geographic mix of pre-tax income and losses. No tax benefits are recognized on United States, Australian and South American losses. The Company's consolidated effective income tax rate fluctuates depending on the geographic mix of pre-tax income and losses.

      MINORITY INTERESTS: During the first quarter of 2001, minority interests' share of losses in consolidated subsidiaries increased to $625,000 compared to $155,000 in the first quarter of 2000, primarily due to increased losses at Agua de la Falda.

                         LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by continuing operations totaled $6.5 million in the first quarter of 2001 compared to $37.6 million in the first quarter of 2000. Working capital at March 31, 2001, amounted to $197.0 million, including cash and equivalents and short-term investments of $193.5 million.

      Capital expenditures of $17.6 million during the first quarter of 2001 compares to capital expenditures of $16.4 million during the first quarter of 2000. Capital expenditures in 2001 $8.6 million at Round Mountain, primarily for new haul trucks, and $5.6 million at the Yilgarn operations, primarily for capitalized mine development costs and mining equipment resulting from conversion to owner mining. The balance of the 2001 capital expenditures primarily relate to sustaining capital at the Company's other operating mines. Capital expenditures in 2000 of $16.4 million include $6.4 million for underground development work at the Yilgarn operations, $5.9 million for owner mining equipment at Kalgoorlie and $1.5 million for various infrastructure and other capital improvements at the Homestake mine. The balance of the 2000 capital expenditures relate to sustaining capital at the Company's operating mines.

      Debt repayments during the first quarter of 2001 were $624,000 compared to $977,000 in the prior year's first quarter. Debt repayments in 2001 reflect capitalized lease principal reductions. During the first quarter of 2000, the Company repurchased $475,000 of the 5.5% convertible subordinated notes ("Convertible Notes") and made $502,000 of principal payments

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

under capitalized leases. In addition, the Company also received $4.8 million of capital lease proceeds related to additional owner-mining equipment at Kalgoorlie.

      The Company has a cross-border credit facility ("Credit Facility") providing a total availability of $430.0 million. The facility is available through July 14, 2003 and provides for borrowings in United States, Canadian and Australian dollars, or gold, or a combination of these. At March 31, 2001, Canadian dollar borrowings under the Credit Facility of $142.4 million (C$224.7 million) were outstanding. During the first quarter of 2001, the Company made no repayments under the Credit Facility. The Company pays a commitment fee on the unused portion of this facility ranging from 0.15% to 0.35% per annum, depending upon rating agencies' ratings for the Company's senior debt. The credit agreement includes a minimum consolidated net worth test. Interest on the Canadian dollar borrowings is payable quarterly and is based on the Bankers' Acceptance discount rate plus a stamping fee. At March 31, 2001, this rate was 6.46%.

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

      During the first quarter of 2001 and 2000, the Company delivered 87,000 and 91,300 ounces of gold under hedge contracts at average prices of $272 and $316 per ounce, respectively, and during the first quarter of 2000, delivered 655,000 ounces of silver at an average price of $6.30 per ounce under maturing forward sales and option contracts. The foregoing hedging activities increased revenues in the three months ended March 31, 2001 and 2000 by approximately $346,000 and $4.0 million, respectively, versus the then prevailing spot prices. During the first quarter of 2001, after scheduled deliveries, Homestake added approximately 500,000 ounces of Australian dollar denominated gold forward sales contracts. The estimated fair value of the Company's remaining gold hedging position at March 31, 2001 is approximately $42.4 million. The Company's gold hedging program at March 31, 2001, covers approximately 10% of its proven and probable reserves and contains no exposure to floating lease rates or margin call requirements.

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

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

Part II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      In October 1997, HCI and Prime Resources Group Inc. ("Prime") entered into an agreement with Inmet Mining Corporation ("Inmet") to purchase the Troilus mine in Quebec for $110.0 million plus working capital. In December 1997, HCI and Prime terminated the agreement after determining that, on the basis of due diligence studies, conditions to closing the arrangement would not be satisfied. On February 23, 1998, Inmet filed suit against Prime and HCI in the British Columbia Supreme Court, disputing the termination of the agreement, and alleging that Prime and HCI had breached the agreement. Inmet seeks specific performance or, in the alternative, equitable damages. Homestake believes that the agreement with Inmet was terminated properly and that the action by Inmet is without merit. Trial of this action commenced in February 2001 and is ongoing. Homestake is vigorously defending this action.

      Homestake and its subsidiaries are defendants in various legal actions in the ordinary course of business. In the opinion of management, such matters will be resolved without a material adverse effect on the Homestake's financial condition, results of operations or cash flow.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Stockholders held on April 27, 2001, stockholders voted on and approved: (i) the election of three Class II directors for terms expiring in 2004, and (ii) the appointment of PricewaterhouseCoopers LLP as independent accountants for 2001. Stockholder votes were as follows:

      (i)   ELECTION OF THREE CLASS II DIRECTORS:

            Directors                         Votes for         Votes Withheld
            -----------------------           ---------         --------------
            Thomas J. O'Neil                 205,858,424           1,323,127
            Walter T. Segsworth              205,887,768           1,293,783
            Jack E. Thompson                 205,927,727           1,253,824

      In addition to the aforementioned directors, the following directors continued in office: Gerhard Ammann, Robert H. Clark, Jr., Peter J. Neff, Carol A. Rae, and Jeffrey L. Zelms.

      On April 27, 2001, Norman Anderson and John Neerhout, Jr. retired as directors and were not replaced. The Board of Directors amended the Company by-laws to adjust the total number of directors to eight.

      (ii) APPOINTMENT OF PRICEWATERHOUSECOOPERS LLP AS INDEPENDENT ACCOUNTANTS FOR 2001:

                Votes for         Votes Against        Abstain        No Vote
                ---------         -------------        -------        -------

               205,500,099           713,808           967,644          Nil

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

ITEM 5. - OTHER INFORMATION

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

            See the Company's Form 10-K Report for the year ended December 31, 2000, "RISK FACTORS" and "CAUTIONARY STATEMENTS" included under Part I -
      Item 1, for a more detailed discussion of factors that may impact on expected future results.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      A.1 Amended Bylaws of the Corporation, effective as of April 27, 2001.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HOMESTAKE MINING COMPANY


Date: NOVEMBER 9, 2001                        By /s/ David W. Peat
      ----------------                           -----------------
                                                 David W. Peat
                                                 Vice President, Finance and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)


Date: NOVEMBER 9, 2001                        By /s/ Alex G. Morrison
      ----------------                           --------------------
                                                 Alex G. Morrison
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)