Form 10-Q/A
period 2001-06-30
HOMESTAKE MINING CO /DE/
filed 2001-11-09
CIK 743872

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

                                   FORM 10-Q/A
                       FOR THE QUARTER ENDED JUNE 30, 2001
                                      INDEX

PART 1. FINANCIAL INFORMATION

      Item 1. Financial Statements

            a)    Condensed Statements of Consolidated Operations For
                  the Three and Six Months Ended June 30, 2001 and 2000........3

            b)    Condensed Consolidated Balance Sheets As of June 30,
                  2001 and December 31, 2000...................................4

            c)    Condensed Statements of Consolidated Cash Flows For the Six
                  Months Ended June 30, 2001 and 2000..........................5

            d)    Notes to Condensed Consolidated Financial Statements.........6

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................20

PART 2. OTHER INFORMATION

      Item 1. Legal Proceedings...............................................29

      Item 5. Other Information...............................................29

      Item 6. Exhibits and Reports on Form 8-K................................30

      Item 7. Signatures......................................................31

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

A.    CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS (UNAUDITED)

      (In thousands, except per share amounts)

                                                                      Three Months Ended                Six Months Ended
                                                                           June 30,                         June 30,
                                                                     2001            2000             2001             2000
                                                                -------------   -------------    -------------    -------------
                                                                (As Restated)   (As Restated)    (As Restated)    (As Restated)
REVENUES
  Gold and ore sales                                            $     188,416   $     169,908    $     353,872    $     335,433
  Interest income                                                       3,152           5,828            6,451           10,917
  Other income (loss) (note 4)                                         10,253          (4,697)           1,216          (17,118)
                                                                -------------   -------------    -------------    -------------
                                                                      201,821         171,039          361,539          329,232
                                                                -------------   -------------    -------------    -------------
COSTS AND EXPENSES
  Production costs                                                    126,024         112,973          245,989          222,307
  Depreciation, depletion and amortization                             39,077          35,627           74,116           72,205
  Administrative and general expense                                   12,010          11,219           23,390           22,340
  Exploration expense                                                   8,791          13,940           21,347           23,989
  Interest expense                                                      2,637           5,441            6,083            9,886
  Other expense                                                           477             894              789            1,793
                                                                -------------   -------------    -------------    -------------
                                                                      189,016         180,094          371,714          352,520
                                                                -------------   -------------    -------------    -------------

INCOME (LOSS) BEFORE TAXES AND MINORITY INTERESTS                      12,805          (9,055)         (10,175)         (23,288)
  Income taxes                                                            717          (3,127)             229          (10,174)
  Minority interests                                                      473             677            1,098              832
                                                                -------------   -------------    -------------    -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                               13,995         (11,505)          (8,848)         (32,630)
LOSS FROM DISCONTINUED OPERATIONS                                          --         (13,887)              --          (15,346)
GAIN ON DISPOSAL - DISCONTINUED OPERATIONS                              4,312              --            4,312               --
                                                                -------------   -------------    -------------    -------------
NET INCOME (LOSS)                                               $      18,307   $     (25,392)   $      (4,536)   $     (47,976)
                                                                =============   =============    =============    =============

PER SHARE AMOUNTS - BASIC AND DILUTED:
 Income (loss) from continuing operations                       $        0.05   $       (0.04)   $       (0.03)   $       (0.12)
 Loss from discontinued operations                                         --           (0.05)              --            (0.06)
 Gain on disposal - discontinued operations                              0.02              --             0.01               --
                                                                -------------   -------------    -------------    -------------
NET INCOME (LOSS) PER SHARE                                     $        0.07   $       (0.09)   $       (0.02)   $       (0.18)
                                                                =============   =============    =============    =============

WEIGHTED AVERAGE SHARES USED IN THE COMPUTATION - BASIC               263,320         260,448          263,297          260,462
                                                                =============   =============    =============    =============

WEIGHTED AVERAGE SHARES USED IN THE COMPUTATION - DILUTED (1)         264,326         260,448          264,160          260,462
                                                                =============   =============    =============    =============

DIVIDENDS PAID PER COMMON SHARE                                 $          --   $          --    $          --    $          --
                                                                =============   =============    =============    =============

(1) Options to purchase common shares are not included in the Year 2000 diluted loss per share calculations as their effect is anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

B.    CONDENSED CONSOLIDATED BALANCE SHEETS
      (In thousands, except per share amount)

                                                                       (Unaudited)
                                                                         June 30,       December 31,
                                                                           2001             2000
                                                                      -------------    -------------
ASSETS                                                                (As Restated)    (As Restated)
CURRENT ASSETS
  Cash and equivalents                                                $     212,069    $     193,422
  Short-term investments                                                      1,304            6,237
  Receivables                                                                32,985           38,848
  Inventories (note 7)                                                       80,310           87,762
  Deferred income taxes                                                      11,471            4,021
  Other                                                                       5,871            1,915
                                                                      -------------    -------------
    Total current assets                                                    344,010          332,205
                                                                      -------------    -------------

PROPERTY, PLANT AND EQUIPMENT, NET                                          851,298          926,380

INVESTMENTS AND OTHER ASSETS                                                113,816           99,358

                                                                      -------------    -------------
TOTAL ASSETS                                                          $   1,309,124    $   1,357,943
                                                                      =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                    $      14,643    $      37,779
  Accrued liabilities                                                       100,083           91,080
  Income and other taxes payable                                              3,949            9,050
  Current portion of deferred gain on close-out of
    forward sales contracts (note 9)                                             --           12,869
  Current portion of long-term debt and capital leases                        3,080            2,822
                                                                      -------------    -------------
    Total current liabilities                                               121,755          153,600
                                                                      -------------    -------------

LONG-TERM LIABILITIES
  Long-term debt and capital leases (note 8)                                222,960          224,616
  Other long-term obligations                                               232,541          221,856
                                                                      -------------    -------------
    Total long-term liabilities                                             455,501          446,472
                                                                      -------------    -------------

DEFERRED GAIN ON CLOSE-OUT OF FORWARD SALES CONTRACTS (note 9)                   --           22,223
DEFERRED INCOME TAXES                                                       177,456          180,089
MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                               8,102           10,375
SHAREHOLDERS' EQUITY
  Capital stock, $1 par value per preferred and common share:
    Authorized - Preferred: 10,000 shares; no shares outstanding
               - Common: 450,000 shares
  Outstanding - HCI exchangeable shares: 2001 - 3,198; 2000 - 3,375
              - Common: 2001 - 260,156; 2000 - 259,846                      260,156          259,846
  Additional paid-in capital                                                939,219          936,574
  Deficit                                                                  (560,536)        (555,999)
  Accumulated other comprehensive loss                                      (92,529)         (95,237)
                                                                      -------------    -------------
    Total shareholders' equity                                              546,310          545,184
                                                                      -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $   1,309,124    $   1,357,943
                                                                      =============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

C.    CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (UNAUDITED)
      (In thousands)

                                                                        Six Months Ended
                                                                             June 30,
                                                                       2001             2000
                                                                  -------------    -------------
OPERATING ACTIVITIES                                              (As Restated)    (As Restated)
  Net loss                                                        $      (4,536)   $     (47,976)
  Reconciliation to net cash provided by continuing operations:
    Depreciation, depletion and amortization                             74,116           72,205
    Gains on investment sales and asset disposals                        (4,755)            (528)
    Gain on sale of discontinued operations                              (4,312)              --
    Loss from discontiued operations                                         --           15,346
    Deferred taxes, minority interests and other                          1,278           16,859
    Effect of changes in operating working capital items                 (4,609)          21,629
                                                                  -------------    -------------
Net cash provided by continuing operations                               57,182           77,535
                                                                  -------------    -------------

INVESTMENT ACTIVITIES
  Decrease in investments                                                 4,933          125,327
  Additions to property, plant and equipment                            (39,024)         (41,314)
  Proceeds from sale-leaseback of equipment                               3,710            6,650
  Payment upon disposition of business                                     (607)              --
  Proceeds from investment and asset sales                                3,573            1,256
  Decrease (increase) in restricted  cash                                (7,286)           1,789
                                                                  -------------    -------------
Net cash provided by (used in) investment activities                    (34,701)          93,708
                                                                  -------------    -------------

FINANCING ACTIVITIES
  Borrowings                                                              4,498           99,172
  Debt repayments                                                        (5,840)        (136,156)
                                                                  -------------    -------------
Net cash used in financing activities                                    (1,342)         (36,984)
                                                                  -------------    -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS                   1,357              453
                                                                  -------------    -------------

NET CASH USED IN DISCONTINUED OPERATIONS                                 (3,849)          (1,800)
                                                                  -------------    -------------

NET INCREASE IN CASH AND EQUIVALENTS                                     18,647          132,912

CASH AND EQUIVALENTS, JANUARY 1                                         193,422          130,273
                                                                  -------------    -------------

CASH AND EQUIVALENTS, JUNE 30                                     $     212,069    $     263,185
                                                                  =============    =============

SUPPLEMENTAL INFORMATION INCLUDED IN CASH FLOWS PROVIDED
 BY CONTINUING OPERATIONS:
  Exchange loss on intercompany debt                              $       6,245    $       9,866
                                                                  =============    =============

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

      The information furnished in this report reflects all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, in the Company's Annual Report, which is incorporated by reference in the Form 10-K for the year ended December 31, 2000.

      In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 replaces SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The Company was required to adopt this standard for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of the standard had no impact on the financial statements of the Company.

      In June 2001, the FASB issued SFAS 141 and 142 "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. FAS 141 will have no impact on the historic financial statements of the Company, but will require the Company to account for any future business combinations as purchases. SFAS 142 addresses the accounting for goodwill and intangible assets subsequent to their initial recognition, and requires that goodwill not be amortized but assessed for impairment at least annually. The Company is required to adopt SFAS 142 effective January 1, 2002 and does not expect the adoption to impact the financial position of the Company.

      In June 2001, the FASB issued SFAS 143 "Accounting for Asset Retirement Obligations." The Company is required to adopt SFAS 143 effective January 1, 2003. SFAS 143 requires full recognition of asset retirement obligations on the balance sheet from the point in time at which a legal obligation exists. The obligation is required to be measured at fair value. The carrying value of the asset or assets to which the retirement obligation relates would be increased by an amount equal to the liability recognized. This amount would then be included in the depreciable base of the asset and charged to income over its life as depreciation. The Company is currently in the process of evaluating the impact that SFAS 143 will have on its financial statements.

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

      Because the level of engineering and other exploration work completed at the Veladero project does not meet the criteria for a full feasibility study, Homestake has reclassified its previously stated Veladero reserves as mineralized material. As a result of this reclassification, Homestake has revised its financial statements to expense previously capitalized Veladero project development expenditures incurred during the period April 1, 2000 through June 30, 2001. See Note 14 for the principal effects of this restatement.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

      Management also determined that it is necessary to revise the Company's depreciation and reclamation calculations for the Plutonic and Lawlers mines. In accordance with US GAAP only proven and probable reserves may be used in depreciation and reclamation calculations. The Company had used its best estimate of future gold production as the base for its depreciation and reclamation charges at the Plutonic and Lawlers mines, since their acquisition in 1998. The Company's decision to use its best estimate of future gold production for depreciation and reclamation calculations at these mines reflected the fact that, at the time of their acquisition, only a relatively small proportion of the total inventory of mineralized material at these mines had been upgraded to the reserves category. Homestake has revised its financial statements to use only proven and probable reserves for calculating depreciation and reclamation charges for these mines. See Note 14 for the principal effects of this restatement.

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

2. MERGER

      On June 25, 2001, the Company and Barrick Gold Corporation ("Barrick"), a publicly traded Canadian gold producer, announced an intention to merge. The transaction is subject to regulatory and Homestake shareholder approval. On July 20, 2001, Homestake and Barrick filed with the Securities and Exchange Commission the Homestake preliminary proxy statement/Barrick F-4 registration statement with respect to the proposed merger transaction, whereby Barrick will issue 0.53 Barrick shares for each share of Homestake Common Stock and Homestake will become a wholly owned subsidiary of Barrick. The merger will be accounted for as a pooling of interest subject to regulatory approval.

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

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

4. OTHER INCOME (LOSS)

                                                  Three Months Ended      Six Months Ended
                                                        June 30,               June 30,
                                                 --------------------    --------------------
(in thousands)                                     2001        2000        2001        2000
                                                 --------    --------    --------    --------
Foreign currency contract gains (losses)         $    314    $ (3,833)   $ (2,501)   $(11,992)
Foreign currency exchange ga ins (losses) on
   intercompany loans and other                     6,460      (3,990)     (6,245)     (9,866)
Oil sales                                               2         676           6       1,497
Gains on invest ments and asset disposals           1,391       1,143       4,755         714
Royalty income                                        401         567       1,024       1,450
Pens ion plan curtailment and settlement gains      1,689          --       3,404          --
Other                                                  (4)        740         773       1,079
                                                 --------    --------    --------    --------
                                                 $ 10,253    $ (4,697)   $  1,216    $(17,118)
                                                 ========    ========    ========    ========

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

5. DISPOSITION OF MAIN PASS 299

      On May 9, 2001, the Company entered into a purchase and sale agreement with Freeport-McMoRan Sulfur LLC ("Freeport"), the operator and 83.3% owner of Main Pass 299, under which the Company's 16.7% undivided joint-venture interest in the Main Pass 299 sulfur and oil and gas assets and liabilities have been sold to Freeport. Under the agreement, the Company made a payment of $2.6 million to Freeport and Freeport assumed and agreed to discharge all of the Company's Main Pass 299 sulfur and oil and gas reclamation obligations. For the quarter ended June 30, 2001, the Company recognized a gain of $1.3 million in continuing operations related to its disposition of its interest in the Main Pass 299 oil and gas operations and a gain of $4.3 million in discontinued operations related to the disposition of its interest in the Main Pass 299 sulfur operations. The sulfur operations were recorded as a discontinued operations in the second quarter of 2000, at which time the Company recorded a provision of $3.5 million for estimated operating losses during the closure period and $8.5 million for mine reclamation and closure costs. The $4.3 million gain on disposal of the Main Pass 299 sulfur operations primarily arose as a result of the discharge of these environmental liabilities for an amount less than the original estimate.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

6. COMPREHENSIVE INCOME (LOSS)

                                                              Three Months Ended                 Six Months Ended
                                                                   June 30,                          June 30,
                                                        ------------------------------    ------------------------------
(in thousands)                                               2001             2000             2001             2000
                                                        -------------    -------------    -------------    -------------
                                                        (As Restated)    (As Restated)    (As Restated)    (As Restated)
Net Income (Loss)                                       $      18,941    $     (25,392)   $      (4,537)   $     (47,976)
                                                        -------------    -------------    -------------    -------------
Other Comprehensive Income (Loss):
  Changes in unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising
      during the period                                           697           (2,778)          (1,823)          (1,717)
    Less: Reclassification adjustments for gains
        (losses) included in net loss                             421            1,403              629              714
    Income taxes                                                   --             (442)               1             (919)
                                                        -------------    -------------    -------------    -------------
                                                                  276           (4,623)          (2,451)          (3,350)
                                                        -------------    -------------    -------------    -------------
  Foreign currency translation adjustments
      (before and after tax)                                   13,303          (20,343)         (24,947)         (40,685)
                                                        -------------    -------------    -------------    -------------

  Hedged Production:
    SFAS 133 transition adjustment (note 9)                        --               --           35,092               --
    Reclassification adjustment for deferred gains
      on close-out of forward sales contracts
      included in net loss                                     (1,610)              --           (4,863)              --
    Income taxes                                                 (254)              --             (123)              --
                                                        -------------    -------------    -------------    -------------
                                                               (1,864)              --           30,106               --
                                                        -------------    -------------    -------------    -------------
Other Comprehensive Income (Loss)                              11,715          (24,966)           2,708          (44,035)
                                                        -------------    -------------    -------------    -------------
Comprehensive Income (Loss)                             $      30,656    $     (50,358)   $      (1,829)   $     (92,011)
                                                        =============    =============    =============    =============

7. INVENTORIES

                                 June 30,       December 31,
(in thousands)                     2001             2000
                              -------------    -------------
Finished products             $      21,510    $      28,327
Ore and in process                   38,529           37,955
Supplies                             20,271           21,480
                              -------------    -------------
                              $      80,310    $      87,762
                              =============    =============

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

8. LONG-TERM DEBT AND CAPITAL LEASES

                                               June 30,     December 31,
(in thousands)                                   2001           2000
                                             ------------   ------------
Cross-border credit facility (due 2003)      $    147,423   $    148,941
Pollution control bonds:
  Lawrence County, South Dakota (due 2032)         38,000         38,000
  State of California (due 2004)                   17,000         17,000
Capital leases                                     23,617         23,497
                                             ------------   ------------
                                                  226,040        227,438
Less: current portion of capital leases             3,080          2,822
                                             ------------   ------------
                                             $    222,960   $    224,616
                                             ============   ============

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

      At January 1, 2001 and June 30, 2001, the Company's hedging contracts used to reduce exposure to precious metal prices, consisted entirely of forward sales contracts. The Company settles these contracts through the physical delivery of production from its operations at the contract settlement dates. Therefore, the forward sales contracts meet the criteria for the normal purchases and sales exemption of SFAS 133, as amended by SFAS 138. Accordingly, recognition of the precious metals forward sales contracts will continue to be deferred until settlement.

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

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

      At June 30, 2001, the Company had foreign exchange currency option contracts outstanding as follows:

                                                   EXPECTED MATURITY OR TRANSACTION DATE
                                                   -------------------------------------

                                                                                Total Or
(US$ IN MILLIONS, EXCEPT EXCHANGE RATE AMOUNTS)        2001         2002        Average
                                                   ------------  -----------  -----------
CANADIAN $ / US $ OPTION CONTRACTS:
  US $ covered                                         $21.1           --        $21.1
    Written puts, average exchange rate (1)             0.64           --         0.64
  US $ covered                                         $25.1           --        $25.1
    Purchased calls, average exchange rate (2)          0.68           --         0.68
  US $ covered                                         $ 3.0           --        $ 3.0
    Purchased puts, average exchange rate (3)           0.65           --         0.65

AUSTRALIAN $ / US $ OPTION CONTRACTS:
  US $ covered                                         $39.0        $33.0        $72.0
    Written puts, average exchange rate (1)             0.67         0.68         0.67
  US $ covered                                         $39.0        $33.0        $72.0
    Purchased calls, average exchange rate (2)          0.67         0.68         0.67
  US $ covered                                         $37.0        $33.0        $70.0
    Purchased puts, average exchange rate (3)           0.65         0.65         0.65

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

      At June 30, 2001, the unamortized portion of the pretax gain resulting from the early settlement of certain gold forward sales and option contracts prior to the adoption of SFAS 133, maturing in the years 2001, 2002 and 2003 was $30.1 million which has been recorded in accumulated other comprehensive loss and will be reclassified into income as the originally designated production is sold. Of this amount, $12.4 million will be recognized in income in the twelve-month period to June 30, 2002. In March 2000, the Company closed out and financially settled its remaining U.S. dollar denominated silver forward sales contracts covering 3.6 million ounces maturing in 2000 and 2001. At June 30, 2001, the unamortized pretax portion of this gain of $414,000, realized on this transaction has been recorded in accumulated other comprehensive loss and will be reclassified in income as the originally designated production is sold.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

      At June 30, 2001, the Company had gold forward sales contracts outstanding as follows:

                                                               EXPECTED MATURITY OR TRANSACTION DATE
                                           ------------------------------------------------------------------------------
                                                                                                               TOTAL OR
                                             2001       2002       2003       2004       2005     THEREAFTER    AVERAGE
                                           ------------------------------------------------------------------------------
US $ DENOMINATED CONTRACTS:
 Forward sales contracts:
  Ounces                                     10,000     10,000         --         --     90,000      559,200      669,200
  Average price (US$ per oz.)              $    400   $    403         --         --   $    400   $      418   $      415

AUSTRALIAN $ DENOMINATED CONTRACTS: (1)
 Forward sales contracts :
  Ounces                                    222,000    348,800    258,800    228,800    302,000           --    1,360,400
  Average price (A$ per oz.)               $    511   $    539   $    553   $    592   $    568           --   $      553
  Average price (US$ per oz.)(1)           $    262   $    276   $    283   $    303   $    290           --   $      283

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

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

      Segment information for the three and six months ended June 30, 2001 and 2000 are as follows:

                                    Round                               Ruby
(in thousands)                    Mountain   Homestake   McLaughlin     Hill   Eskay Creek   Hemlo
                                  ------------------------------------------------------------------
FOR THE THREE MONTHS ENDED:
JUNE 30, 2001
Gold and ore sales                $ 26,802    $ 16,747    $  6,402    $ 10,785   $ 30,299   $ 23,316
Other revenues (losses)                 --       1,133          16          --         45        361
Total revenues and other
   income (loss)                    26,802      17,880       6,418      10,785     30,344     23,677
Operating earnings (loss) (b)     $  3,649    $  1,416    $ (1,377)   $  1,179   $  3,898   $  2,516

JUNE 30, 2000
Gold and ore sales                $ 11,478    $ 14,069    $  8,086    $  8,249   $ 32,037   $ 22,503
Other revenues (losses)                  9         136          21          --          2        365
Total revenues and other income     11,487      14,205       8,107       8,249     32,039     22,868
Operating earnings (b)            $   (866)   $   (360)   $ (1,489)   $  1,121   $  7,236   $  4,320

FOR THE SIX MONTHS ENDED:
JUNE 30, 2001
Gold and ore sales                $ 51,841    $ 29,301    $ 14,512    $ 18,170   $ 57,869   $ 43,323
Other revenues (losses)                 11       1,432          27          --         96        701
Total revenues and other
   income (loss)                    51,852      30,733      14,539      18,170     57,965     44,024
Operating earnings (loss) (b)     $  4,958    $   (453)   $ (3,147)   $  1,752   $  6,862   $  4,080

JUNE 30, 2000
Gold and ore sales                $ 20,187    $ 27,076    $ 16,306    $ 17,137   $ 65,392   $ 46,603
Other revenues (losses)                 23         390         (75)         --          3        460
Total revenues and other income     20,210      27,466      16,231      17,137     65,395     47,063
Operating earnings (b)            $ (2,093)   $   (618)   $ (2,176)   $  2,560   $ 15,190   $  9,600

                                                                                    Corporate
                                                                                     and All    Reconciling
                                  Kalgoorlie  Plutonic      Darlot      Lawlers       Other      Items (a)       Total
                                 ---------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED:
JUNE 30, 2001
Gold and ore sales                 $29,466    $ 24,136     $  8,340     $  5,801     $  6,322     $    --      $ 188,416
Other revenues (losses)                 45         (56)          17            4       13,904      (2,064)        13,405
Total revenues and other
   income (loss)                    29,511      24,080        8,357        5,805       20,226      (2,064)       201,821
Operating earnings (loss) (b)      $ 3,940    $  6,203     $  1,480     $   (326)    $ 16,206      (2,064)     $  36,720

JUNE 30, 2000
Gold and ore sales                 $29,122    $ 17,426     $ 10,445     $  6,776     $  9,717     $    --      $ 169,908
Other revenues (losses)                218          54           (6)          30        2,968      (2,666)         1,131
Total revenues and other income     29,340      17,480       10,439        6,806       12,685      (2,666)       171,039
Operating earnings (b)             $ 4,645    $  2,037     $  1,886     $     93     $  6,482      (2,666)     $  22,439

FOR THE SIX MONTHS ENDED:
JUNE 30, 2001
Gold and ore sales                 $57,007    $ 39,449     $ 16,685     $ 12,688     $ 13,027     $    --      $ 353,872
Other revenues (losses)                259          25           --           26        9,716      (4,626)         7,667
Total revenues and other
   income (loss)                    57,266      39,474       16,685       12,714       22,743      (4,626)       361,539
Operating earnings (loss) (b)      $ 6,488    $  8,276     $  3,521     $    189     $ 13,534      (4,626)     $  41,434

JUNE 30, 2000
Gold and ore sales                 $57,867    $ 34,127     $ 18,575     $ 12,995     $ 19,168     $    --      $ 335,433
Other revenues (losses)                318          96          (32)          36       (2,146)     (5,274)        (6,201)
Total revenues and other income     58,185      34,223       18,543       13,031       17,022      (5,274)       329,232
Operating earnings (b)             $ 7,911    $  1,532     $  2,240     $    691     $  5,159      (5,274)     $  34,722

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

      Homestake's former uranium millsite near Grants, New Mexico is listed on the NPL. Pursuant to the Energy Policy Act of 1992, the United States Department of Energy ("DOE") is responsible for 51.2% of past and future costs of reclaiming the Grants site in accordance with Nuclear Regulatory Commission license requirements. At June 30, 2001, Homestake had received $35.5 million from the DOE and had a receivable of $1.5 million for the DOE's share of reclamation expenditures made by Homestake through June 30, 2001.

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

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

      Summarized consolidated financial information for HCI is as follows:

(in thousands)                                     June 30,           June 30,         December 31,       December 31,
                                                     2001               2001               2000               2000
                                                --------------     --------------     --------------     --------------
                                                (As Previously     (As Restated)      (As Previously     (As Restated)
                                                  Reported)                              Reported)
Current assets                                  $       40,667     $       40,667     $       41,837     $       41,837
Noncurrent assets                                      423,195            413,345            449,228            436,224
                                                --------------     --------------     --------------     --------------
  Total assets                                  $      463,862     $      454,012     $      491,065     $      478,061
                                                ==============     ==============     ==============     ==============

Current portion of notes
 payable to the Company                         $      129,604     $      129,604     $      122,992     $      122,992
Other current liabilities                               18,406             18,406             28,044             28,044
Long-term debt                                         147,423            147,423            148,941            148,941
Notes payable to the Company                           190,872            190,872            190,872            190,872
Other long-term liabilities                             15,148             15,148             15,474             15,474
Deferred income taxes                                  150,382            150,382            161,976            161,976
Shareholders' equity                                  (187,973)          (197,823)          (177,234)          (190,238)
                                                --------------     --------------     --------------     --------------
  Total liabilities and shareholders' equity    $      463,862     $      454,012     $      491,065     $      478,061
                                                ==============     ==============     ==============     ==============

                                          Three Months Ended                     Six Months Ended
                                                June 30,                              June 30,
                                   -----------------------------------------------------------------------
                                        2001               2000               2001               2000
                                   --------------     --------------     --------------     --------------
                                   (As Previously     (As Previously     (As Previously     (As Previously
                                     Reported)          Reported)          Reported)          Reported)
Total revenues and other income    $       54,545     $       53,894     $      101,498     $      112,161
Less: Costs and expenses                   61,897             59,221            120,658            121,866
                                   --------------     --------------     --------------     --------------

Net loss before taxes              $       (7,352)    $       (5,327)    $      (19,160)    $       (9,705)
                                   --------------     --------------     --------------     --------------

Net loss                           $       (4,924)    $       (6,445)    $      (14,378)    $      (15,545)
                                   ==============     ==============     ==============     ==============

                                           Three Months Ended                    Six Months Ended
                                                June 30,                             June 30,
                                   -----------------------------------------------------------------------
                                        2001               2000               2001               2000
                                   --------------     --------------     --------------     --------------
                                   (As Restated)      (As Restated)      (As Restated)      (As Restated)
Total revenues and other income    $       54,545     $       53,894     $      101,498     $      112,161
Less: Costs and expenses                   64,594             63,584            130,508            126,229
                                   --------------     --------------     --------------     --------------

Net loss before taxes              $      (10,049)    $       (9,690)    $      (29,010)    $      (14,068)
                                   --------------     --------------     --------------     --------------

Net loss                           $       (7,621)    $      (10,808)    $      (24,228)    $      (19,908)
                                   ==============     ==============     ==============     ==============

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

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


(in thousands)
Liability balance at December 31, 2000          $  22,427
Severance payments                                   (798)
                                                ---------
Liability balance at June 30, 2001              $  21,629
                                                =========

      Pension and other post-retirement curtailment gains of $1.7 million and $3.4 million were recognized during the three and six months ended June 30, 2001, respectively, reflecting the termination of employees and the settlement of obligations.

14. RESTATEMENT

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

      Because the level of engineering and other exploration work completed at the Veladero project does not meet the criteria for a full feasibility study, Homestake has reclassified its previously stated Veladero reserves as mineralized material. As a result of this reclassification, Homestake has revised its financial statements to expense previously capitalized Veladero project development expenditures incurred during the period April 1, 2000 through June 30, 2001.

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

      In addition, Homestake determined that it is necessary to revise the financial statement footnote presentation of its segment information because discrete operating and financial information is reported to the Chief Operating Officer for each mine. The Company previously had aggregated each mine within each geographic segment for segment disclosure purposes because each mine was considered by management to have similar economic characteristics. However, as ore grades and other operating factors can vary significantly by mine, with resulting material variations in unit operating costs, management has determined that each mine should be reported separately for segment disclosure purposes. Refer to Note 10 for revised segment information.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

      The following sets forth the effects of the restatements on Homestake's accompanying condensed balance sheets and the condensed statements of consolidated operations and cash flows:

STATEMENTS OF CONSOLIDATED OPERATIONS
(IN THOUSANDS)

                                          THREE MONTHS ENDED                                  SIX MONTHS ENDED
                                                JUNE 30,                                          JUNE 30,
                           ------------------------------------------------   --------------------------------------------------
                                      2001                    2000                       2001                     2000
                           -----------------------  -----------------------   ------------------------  ------------------------
                           AS PREVIOUSLY     AS     AS PREVIOUSLY     AS      AS PREVIOUSLY     AS      AS PREVIOUSLY    AS
                              REPORTED    RESTATED    REPORTED     RESTATED     REPORTED     RESTATED     REPORTED     RESTATED
                           -------------  --------  -------------  ---------  -------------  ---------  -------------  ---------
REVENUES                     $ 201,821    $201,821   $ 171,039     $ 171,039    $ 361,539    $ 361,539    $ 329,232    $ 329,232
                             ---------    --------   ---------     ---------    ---------    ---------    ---------    ---------

COSTS AND EXPENSES
  Production Costs             126,022     126,024     112,602       112,973      245,966      245,989      221,127      222,307
  Depreciation, Depletion
    and Amortization            38,665      39,077      34,660        35,627       73,825       74,116       70,166       72,205
  Administrative and
    General Expense             12,010      12,010      11,219        11,219       23,390       23,390       22,340       22,340
  Exploration Expense            6,388       8,791       9,577        13,940       12,409       21,347       19,626       23,989
  Interest Expense               2,343       2,637       5,441         5,441        5,172        6,083        9,886        9,886
  Other Expense                    477         477         894           894          789          789        1,793        1,793
                             ---------    --------   ---------     ---------    ---------    ---------    ---------    ---------
                               185,905     189,016     174,393       180,094      361,551      371,714      344,938      352,520
                             ---------    --------   ---------     ---------    ---------    ---------    ---------    ---------
INCOME (LOSS) BEFORE TAXES
  AND MINORITY INTERESTS        15,916      12,805      (3,354)       (9,055)         (12)     (10,175)     (15,706)     (23,288)
  Income Taxes                    (634)        717        (661)       (3,127)       2,675          229       (3,327)     (10,174)
  Minority Interests               473         473         677           677        1,098        1,098          832          832
                             ---------    --------   ---------     ---------    ---------    ---------    ---------    ---------
INCOME (LOSS) FROM
 CONTINUING OPERATIONS          15,755      13,995      (3,338)      (11,505)       3,761       (8,848)     (18,201)     (32,630)
LOSS FROM DISCONTINUED
 OPERATIONS                         --          --     (13,887)      (13,887)          --           --      (15,346)     (15,346)
GAIN ON DISPOSAL -
 DISCONTINUED OPERATIONS         4,312       4,312          --            --        4,312        4,312           --           --
                             ---------    --------   ---------     ---------    ---------    ---------    ---------    ---------
NET INCOME (LOSS)            $  20,067    $ 18,307   $ (17,225)    $ (25,392)   $   8,073    $  (4,536)   $ (33,547)   $ (47,976)
                             =========    ========   =========     =========    =========    =========    =========    =========

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                 JUNE 30, 2001             DECEMBER 31, 2000
                                         ---------------------------   ---------------------------
                                         AS PREVIOUSLY       AS        AS PREVIOUSLY       AS
                                           REPORTED       RESTATED       REPORTED       RESTATED
                                         ------------   ------------   ------------   ------------
Current Assets                           $    344,010   $    344,010   $    332,205   $    332,205

Property, Plant and Equipment (net)           918,882        851,298        987,812        926,380

Investments and Other Assets                  113,816        113,816         99,358         99,358
                                         ------------   ------------   ------------   ------------
   TOTAL ASSETS                          $  1,376,708   $  1,309,124   $  1,419,375   $  1,357,943
                                         ============   ============   ============   ============

Current Liabilities                           121,755        121,755        153,600        153,600

Long-term Liabilities                         222,960        222,960        224,616        224,616
Other Long-Term Obligations                   228,794        232,541        217,786        221,856
Deferred Gain on Close-Out of
   Forward Sales Contracts                         --             --         22,223         22,223

Deferred Income Taxes                         176,859        177,456        181,961        180,089

Minority Interests in Consolidated
   Subsidiaries                                 8,102          8,102         10,375         10,375

Shareholders' Equity
   Capital stock                              260,156        260,156        259,846        259,846
   Additional paid-in capital                 940,108        939,219        937,463        936,574
   Deficit                                   (485,213)      (560,536)      (493,286)      (555,999)
   Accumulated other
     comprehensive loss                       (96,813)       (92,529)       (95,209)       (95,237)
   TOTAL LIABILITIES AND SHAREHOLDERS'
                                         ------------   ------------   ------------   ------------
   EQUITY                                $  1,376,708   $  1,309,124   $  1,419,375   $  1,357,943
                                         ============   ============   ============   ============

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS
(IN THOUSANDS)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                          ----------------------------------------------------------------
                                                                       2001                              2000
                                                          ------------------------------    ------------------------------
                                                          AS PREVIOUSLY         AS          AS PREVIOUSLY         AS
                                                            REPORTED         RESTATED         REPORTED         RESTATED
                                                          -------------    -------------    -------------    -------------
OPERATING ACTIVITIES
  Net income (loss)                                       $       8,073    $      (4,536)   $     (33,547)   $     (47,976)
  Reconciliation to net cash provided by operations
    Depreciation, depletion and amortization                     73,825           74,116           70,166           72,205
    Loss from discontinued operations                                --               --           15,346           15,346
    Gain on sale of discontinued operations                      (4,312)          (4,312)              --               --
    Other                                                        (5,945)          (3,477)           8,304           16,331
    Effect of changes in working capital items                   (8,809)          (4,609)          21,629           21,629
                                                          -------------    -------------    -------------    -------------
NET CASH PROVIDED BY OPERATIONS                                  62,832           57,182           81,898           77,535
                                                          -------------    -------------    -------------    -------------

INVESTMENT ACTIVITIES
  Additions to property, plant and equipment                    (48,874)         (39,024)         (45,677)         (41,314)
  Other                                                           8,523            4,323          135,022          135,022
                                                          -------------    -------------    -------------    -------------
NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES            (40,351)         (34,701)          89,345           93,708
                                                          -------------    -------------    -------------    -------------

FINANCING ACTIVITIES
                                                          -------------    -------------    -------------    -------------
NET CASH USED IN FINANCING ACTIVITIES                            (1,342)          (1,342)         (36,984)         (36,984)
                                                          -------------    -------------    -------------    -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS           1,357            1,357              453              453
                                                          -------------    -------------    -------------    -------------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                     (3,849)          (3,849)          (1,800)          (1,800)
                                                          -------------    -------------    -------------    -------------
NET INCREASE IN CASH AND EQUIVALENTS                             18,647           18,647          132,912          132,912
CASH AND EQUIVALENTS, JANUARY 1                                 193,422          193,422          130,273          130,273
                                                          -------------    -------------    -------------    -------------
CASH AND EQUIVALENTS, JUNE 30                             $     212,069    $     212,069    $     263,185    $     263,185
                                                          =============    =============    =============    =============

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

      This discussion should be read in conjunction with the Management's Discussion and Analysis included in Homestake Mining Company's ("Homestake" or the "Company") Annual Report which is incorporated by reference in the Form 10-K for the year ended December 31, 2000.

      On June 25, 2001, the Company and Barrick Gold Corporation ("Barrick"), a publicly traded Canadian gold producer, announced an intention to merge. The transaction is subject to regulatory and Homestake shareholder approval. On July 20, 2001, Homestake and Barrick filed with the Securities and Exchange Commission the Homestake preliminary proxy statement/Barrick F-4 registration statement with respect to the proposed merger transaction, whereby Barrick will issue 0.53 Barrick shares for each share of Homestake Common Stock and Homestake will become a wholly owned subsidiary of Barrick.

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

      Because the level of engineering and other exploration work completed at the Veladero project does not meet the criteria for a full feasibility study, Homestake has reclassified its previously stated Veladero reserves as mineralized material. As a result of this reclassification, Homestake has revised its financial statements to expense previously capitalized Veladero project development expenditures incurred during the period April 1, 2000 through June 30, 2001. See Note 14 to the June 30, 2001 condensed consolidated financial statements for the principal effects of this restatement.

      Management also determined that it is necessary to revise the Company's depreciation and reclamation calculations for the Plutonic and Lawlers mines. In accordance with US GAAP only proven and probable reserves may be used in depreciation and reclamation calculations. The Company had used its best estimate of future gold production as the base for its depreciation and reclamation charges at the Plutonic and Lawlers mines, since their acquisition in 1998. The Company's decision to use its best estimate of future gold production for depreciation and reclamation calculations at these mines reflected the fact that, at the time of their acquisition, only a relatively small proportion of the total inventory of mineralized material at these mines had been upgraded to the reserves category. Homestake has revised its financial statements to use only proven and probable reserves for calculating depreciation and reclamation charges for these mines. See Note 14 to the June 30, 2001 condensed consolidated financial statements for the principal effects of this restatement.

      In addition, Homestake determined that it is necessary to revise the financial statement footnote presentation of its segment information because discrete operating and financial information is reported to the Chief Operating Officer for each mine. The Company previously had aggregated each mine within each geographic segment for segment disclosure purposes because each mine was considered by management to have similar economic characteristics. However, as ore grades and other operating factors

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES


can vary significantly by mine, with resulting material variations in unit operating costs, management has determined that each mine should be reported separately for segment disclosure purposes. See Note 10 to the June 30, 2001 condensed consolidated financial statements for the principal effects of this restatement.

                              RESULTS OF OPERATIONS

SUMMARY

      Homestake recorded net income of $18.3 million ($0.07 per share) and a loss of $4.5 million ($0.02 per share) in the quarter and six months ended June 30, 2001, compared with the losses of $25.4 million ($0.09 per share) and $48.0 million ($0.18 per share) in the respective 2000 periods.

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

      The following table outlines the closing U.S. dollar exchange rate for Canadian and Australian dollars on dates indicated:

                                    Australian Dollar          Canadian Dollar
                                    -----------------          ---------------
December 31, 1999                       0.6539                      0.6929
March 31, 2000                          0.6132                      0.6880
June 30, 2000                           0.5967                      0.6760
December 31, 2000                       0.5588                      0.6666
March 31, 2001                          0.4858                      0.6340
June 30, 2001                           0.5115                      0.6589

      Excluding the effect of the foreign currency exchange gains and losses, the Company recorded net income of $12.0 million ($0..04 per share) and $3.3 million ($0.01per share) for the quarter and six months ended June 30, 2001, respectively, compared to net losses of $19.1 million ($0.07 per share) and $28.6 million ($0.11 per share) for the corresponding periods in 2000. The improvement in the current year's results primarily reflects higher sales volumes, lower exploration spending, an $8 per ounce decrease in production costs, a gain of $2.4 million on the sale of mining information with respect to the Just-in-Case property, and gains of $4.3 million and $1.3 million on the sale of the discontinued sulfur operations and oil and gas assets in the Gulf of Mexico, respectively, partially offset by a $21 per ounce decline in the realized gold price from the first half of the prior year.

      On July 20, 2000, Freeport-McMoRan Sulphur LLC, the operator and 83.3% owner of the Main Pass joint venture, located in the Gulf of Mexico, announced a phased closure of the sulfur operations. Homestake's 16.7% interest in the joint venture was reflected as a discontinued operation at June 30, 2000. The 2000 second quarter loss included a non-recurring charge of $12.0 million, reflecting Homestake's $8.5 million share of unaccrued reclamation and closure costs and a $3.5 million allowance for project operating losses during the shutdown period.

      On May 9, 2001, the Company entered into a purchase and sale agreement with Freeport-McMoRan Sulfur LLC ("Freeport"), the operator and 83.3% owner of Main Pass 299, under which the Company's 16.7% undivided joint-venture interest in the Main Pass 299 sulfur and oil and gas assets and liabilities have been sold to Freeport. Under the agreement, the Company made a payment of $2.6 million to

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

Freeport and Freeport assumed and agreed to discharge all of the Company's Main Pass 299 sulfur and oil and gas reclamation obligations. For the quarter ended June 30, 2001, the Company recognized a gain of $4.3 million in discontinued operations related to the disposition of its interest in the Main Pass 299 sulfur operations and a gain of $1.3 million in continuing operations related to the disposition of its interest in the Main Pass 299 oil and gas operations.

GOLD OPERATIONS

      Revenues from gold and ore sales totaled $188.4 million and $353.9 million in the three and six months ended June 30, 2001, respectively, compared to $169.9 million and $335.4 million in the respective periods in 2000. Higher sales volumes in 2001 were offset by lower realized gold prices as reflected in the following table:

                                   Three Months Ended       Six Months Ended
                                         June 30,               June 30,
                                   -------------------   -----------------------
                                     2001       2000        2001         2000
                                   --------   --------   ----------   ----------
Ounces sold                         666,400    557,000    1,244,700    1,057,000

Average realized price per ounce       $270       $289         $271         $292

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

      The following table details Homestake's gold production by location:

                                            PRODUCTION
                                       (Ounces in thousands)
                             Three Months Ended      Six Months Ended
                                  June 30,               June 30,
                             -------------------   -------------------
MINE (Percentage interest)     2001       2000       2001       2000
                             --------   --------   --------   --------
AUSTRALIA
  Kalgoorlie (50)               109.0      101.0      207.1      197.1
  Yilgarn:
    Plutonic (100)               94.5       57.4      150.4      115.9
    Darlot (100)                 31.8       33.4       63.6       63.8
    Lawlers (100)                21.6       22.3       46.5       44.3
                             --------   --------   --------   --------
     Total Australia            256.9      214.1      467.6      421.1
CANADA
  Eskay Creek (100)              82.4       83.5      159.5      168.0
  Hemlo (50)                     75.8       79.2      149.5      161.5
                             --------   --------   --------   --------
     Total Canada               158.2      162.7      309.0      329.5
UNITED STATES
  Round Mountain (50) (a)        97.7       38.2      198.1       74.2
  Ruby Hill (100)                34.4       33.1       64.6       61.4
  McLaughlin (100)               28.6       26.4       57.6       55.9
  Marigold (33)                   8.9        5.0       15.3       11.7
  Homestake (100)                55.7       44.1      102.9       91.8
                             --------   --------   --------   --------
     Total United States        225.3      146.8      438.5      295.0
CHILE
  Agua de la Falda (51)           3.4        6.4        7.8       12.5
                             --------   --------   --------   --------
  HOMESTAKE TOTAL               643.8      530.0    1,222.9    1,058.1
                             ========   ========   ========   ========

(a) Homestake acquired an additional 25% interest in the Round Mountain mine effective July 1, 2000 increasing its ownership from 25% to 50%.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

      The following table details Homestake's total cash costs per ounce by location:

                                        TOTAL CASH COSTS
                                        (Dollars per ounce)
                               Three Months Ended   Six Months Ended
                                     June 30,           June 30,
                               ------------------  ------------------
MINE (Percentage Interest)       2001      2000      2001      2000
--------------------------     --------  --------  --------  --------
AUSTRALIA
 Kalgoorlie (50)                 $175      $190      $186      $201
 Yilgarn:
  Plutonic (100)                  147       188       163       201
  Darlot (100)                    165       191       160       205
  Lawlers (100)                   221       240       215       225
                                 ----      ----      ----      ----
    Total Australia               167       195       178       204

CANADA
 Eskay Creek (100) (a)             48        34        50        20
 Hemlo (50)                       201       188       206       191
                                 ----      ----      ----      ----
    Total Canada                  122       109       125       104

UNITED STATES
 Round Mountain (50)              172       225       172       241
 Ruby Hill (100)                   95        99       101       102
 McLaughlin (100)                 220       239       222       231
 Marigold (33)                    146       273       172       229
 Homes take (100)                 182       268       201       272
                                 ----      ----      ----      ----
    Total United States           168       213       175       219

CHILE
 Agua de la Falda (51)            258       208       271       209
                                 ----      ----      ----      ----
 HOMESTAKE TOTAL                 $157      $174      $164      $177
                                 ====      ====      ====      ====

(a) Eskay Creek's costs per ounce were calculated on a by-product basis. Included as a cred it against costs in the 2001 second quarter and year-to-date were revenues from the sale of 3.9 million and 7.5 million ounces o f s ilver, respectively, at average prices of $4.32 and $4.46 per ounce respectively. Included as a credit against costs in the 2000 second quarter and year-to-date were revenues from the sale of 3.3 million and 7.1 million ounces of silver at average prices of $5.12 and $5.11 per ounce, respectively. If Eskay Creek silver production had been accounted for as a co-product, whereby costs were allocated separately to gold and s ilver based on their relative sales values, consolidated total cash costs would have been $166 and $185 per ounce, in the 2001 and 2000 second quarters, respectively, and $173 and $189 for the year-to-date periods in 2001 and 2000, respectively. For comparision purposes, costs per ounce includees t imated third-party costs incurred by smelter owners and others to produce marketable gold and silver.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

      The following table details Homestake's consolidated production costs per ounce:

                                    CONSOLIDATED PRODUCTION COSTS PER OUNCE (1)
                                            (Dollars per ounce of gold)
                                   Three Months Ended          Six Months Ended
                                         June 30,                  June 30,
                                  ---------------------     ---------------------
                                    2001         2000         2001         2000
                                  --------     --------     --------     --------
REALIZED GOLD PRICE               $    270     $    289     $    271     $    292
                                  ========     ========     ========     ========

PER OUNCE COSTS
Direct mining costs               $    162     $    184     $    172     $    190
Deferred stripping adjustments           1           (2)          --           (2)
Costs of third-party smelters           15           17           15           18
By-product credits                     (28)         (33)         (29)         (36)
Other                                   --            2           --            2
                                  --------     --------     --------     --------
CASH OPERATING COSTS                   150          168          158          172
Royalties                                6            5            6            4
Production taxes                         1            1           --            1
                                  --------     --------     --------     --------
TOTAL CASH COSTS                       157          174          164          177
Depreciation and amortization           53           56           53           58
Reclamation and mine closure            16            9           16            9
                                  --------     --------     --------     --------
TOTAL PRODUCTION COSTS            $    226     $    239     $    233     $    244
                                  ========     ========     ========     ========

      (1) Homestake reports per ounce production costs in accordance with the"Gold Institue Cost Standard".

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

      During the second quarter of 2001, production at Homestake's 50% owned KALGOORLIE mine increased by 8% to 109,000 ounces at a total cash cost of $175 per ounce compared to 101,000 ounces at a total cash cost of $190 during the second quarter a year ago. The improved performance was achieved through increased mill throughput resulting in higher production, a reduction of production costs due to a weaker Australian dollar and the benefit of operating efficiencies gained from the recent transition from contract to owner mining partially offset by higher mining costs.

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

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

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

CANADA

      Canadian gold production decreased 3% to 158,200 ounces during the second quarter of 2001 from 162,700 ounces in 2000. During the second quarter of 2001, the weighted average total cash cost per ounce from the Company's Canadian mines increased by 12% to $122 per ounce from $109 per ounce a year ago primarily due to lower silver by-product credits at the Eskay Creek mine and increased unit mining costs at the Hemlo operations, as a result of lower ore grades.

      At the ESKAY CREEK mine, second quarter 2001 production totaled 82,400 ounces at a total cash cost of $48 per ounce compared to 83,500 ounces at a total cash cost of $34 per ounce during the same period in 2000. The decrease in production was as a result of lower grades in the direct shipment ore. The increase in total cash costs reflects lower silver by-product credits due to lower silver production and silver prices and increased smelter, fuel, transportation and mining costs compared to the second quarter of 2000. At the HEMLO operations, Homestake's 50% share of the second quarter of 2001 production from the combined Williams and David Bell mines totaled 75,800 ounces at an average total cash cost of $201 per ounce compared to 79,200 ounces at an average total cash cost of $188 per ounce for the same quarter of 2000. The marginal reduction in gold production and the increase in total cash costs during the second quarter of 2001 is mainly due to greater quantities of lower grade material sourced from the open pit, and production from the lower grade stopes. The effect of processing lower grade material was partially offset by higher mill throughput, which in the second quarter averaged 10,653 tons of ore per day.

UNITED STATES

      United States production increased by 53% to 225,300 ounces during the second quarter of 2001 compared to 146,800 ounces in the corresponding quarter of 2000, primarily due to higher attributable production associated with the increase in Homestake's ownership interest in the Round Mountain mine. The weighted average United States total cash cost decreased by 21% to $168 per ounce during the second quarter of 2001 compared to $213 per ounce during the second quarter of 2000.

      During the second quarter of 2001, Homestake's 50% share of production from the ROUND MOUNTAIN mine amounted to 97,700 ounces compared to 38,200 ounces representing its 25% share of production in the second quarter of 2000. In July 2000, the Company increased its ownership in the Round Mountain mine through the purchase of Case Pomeroy & Company's 25% interest. Total cash costs decreased to $172 per ounce during the second quarter of 2001 from $225 per ounce during the same period in 2000. Higher mill throughput and a decrease in in-process ounces contributed to the higher production. Lower cash costs were mainly due to the increase in production. Homestake's wholly-owned RUBY HILL mine produced 34,400 ounces at a total cash cost of $95 per ounce during the second quarter of 2001 compared to 33,100 ounces at a total cash cost of $99 per ounce for the comparable period of 2000. The increase in production was due to higher ore grades during the second quarter of 2001. The Ruby Hill mine will complete mining in December 2002. Production from the HOMESTAKE mine increased to 55,700 ounces during the second quarter of 2001 from 44,100 ounces during the same period in 2000. Total cash cost during the second quarter of 2001 was $182 per ounce compared to $268 per ounce during the corresponding period of 2000. The reduction in cash costs is mainly due to lower mining costs associated with the planned mine closure. The Homestake mine is gradually reducing its workforce and site costs in accordance with a planned mine-out schedule. During the second quarter of 2001, gold production from the processing of the residual stockpiles at the MCLAUGHLIN mine totaled 28,600 ounces compared to 26,400 ounces during the second quarter in 2000. Total cash costs decreased to $220 per ounce during the second quarter of 2001 compared to $239 per ounce for the second quarter of 2000. The Company's share

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

of production from the MARIGOLD mine was 8,900 ounces during the second quarter of 2001 at a total cash cost of $146 per ounce compared to 5,000 ounces at a total cash cost of $273 per ounce during the same period in 2000.

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

      Homestake's 60%-owned VELADERO project in northwestern Argentina has completed its 2000-2001 field season. During the second quarter, Homestake focused on continuing the metallurgical testing, incorporating and interpreting new drill results and updating the mine planning, process design, permitting, capital and operating cost estimates, and financial models. Exploration expenses during the second quarter of 2001 and year-to-date were $2.4 million and $12.8 million respectively, compared to $4.4 million for the second quarter and $8.3 million year-to-date, respectively, for the same periods in 2000.

      On July 20, 2001, the Company reported a substantial increase in reserves at the VELADERO project. Proven and probable reserves on a 100% basis are now estimated to contain 8.0 million ounces of gold and 130.3 million ounces of silver. Homestake's share of reserves now amounts to 4.8 million ounces of gold and 78.2 million ounces of silver.

      OTHER INCOME for the three months ended June 30, 2001 includes foreign exchange gains of $6.8 million, $6.5 million related to intercompany loans and $314,000 related to foreign currency contracts. During the 2001second quarter, other income also includes a $1.3 million gain from the sale of oil and gas assets and $1.7 million of pension plan curtailment and settlement gains. Other income (loss) during the first half of 2001 includes foreign exchange losses of $8.7 million, $2.5 million related to foreign currency contracts and $6.2 million related to intercompany loans. In addition, other income (loss) during the 2001 first half also includes the $1.3 million gain from the sale of oil and gas assets, a gain of $2.4 million for the sale of mining information related to the Just-in-Case property in Western Australia and $3.4 million for the recognition of pension plan curtailment and settlement gains. Other loss in the six month period of 2000 includes foreign exchange losses of $21.9 million, $12.0 million related to foreign currency contracts and $9.9 million related to intercompany loans, respectively.

      DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE of $74.1 million during the first half of 2001 was comparable to $72.2 million in the same period of 2000. The effects of higher production and the increases in property, plant and equipment resulting from the conversion of certain Australian mines from contract to owner mining were partially offset by reserve expansions.

      EXPLORATION EXPENSE for the first half of 2001 decreased to $21.3 million compared to $24.0 million a year ago reflecting an increase in exploration expenditures at the Veladero project offset by a lower level of expenditures in the Company's other exploration activities.

      INCOME TAX EXPENSE for the first six months of 2001 was a benefit of $200,000 compared to an expense of $10.2 million for the same period in 2000. The current year's tax benefit reflects the geographic mix of pre-tax income and losses. No tax benefits are being recognized on the United States, Australian and South American losses. The Company's consolidated effective income tax rate fluctuates depending on the geographic mix of pre-tax income and losses.

      MINORITY INTERESTS: During the first six months of 2001, minority interests' share of losses in consolidated subsidiaries increased to $1.1 million compared to $832,000 in the first half of 2000, primarily due to higher losses at the Agua de la Falda joint venture.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

                         LIQUIDITY AND CAPITAL RESOURCES

      Cash provided by continuing operations totaled $57.2 million in the first six months of 2001 compared to $ 77.5 million in the first six months of 2000. Working capital at June 30, 2001, amounted to $222.3 million, including cash and equivalents and short-term investments of $213.4 million.

      Capital expenditures of $39.0 million during the first six months of 2001 compares to capital expenditures of $41.3 million during the first six months of 2000. Capital expenditures in 2001 include $9.4 million at Round Mountain, primarily for new haul trucks, $17.3 million at the Yilgarn operations, primarily for capitalized mine development costs and mining equipment resulting from conversion to owner mining and $5.6 million at Kalgoorlie primarily for the purchase of additional haul trucks. The balance of the 2001 capital expenditures primarily relate to sustaining capital at the Company's other operating mines. Capital expenditures in 2000 included approximately $16.2 million at the Yilgarn operations primarily for underground development work, $12.6 million at Kalgoorlie primarily for owner mining equipment and a flotation circuit upgrade, and $4.6 million at the Homestake mine for various infrastructure and other capital improvements with the balance primarily relating to sustaining capital at the Company's operating mines.

      Debt repayments during the first half of 2001 were $5.8 million compared to $136.2 million in the prior year's first six months. Debt repayments in 2001 reflect mainly principal payments on the capitalized leases. In addition, the Company received $3.7 million of capital proceeds related to the acquisition of the haul trucks at Kalgoorlie. During the first six months of 2000, the Company drew down $99.2 million on the cross-border credit facility and repaid $135.0 million of the 5.5% convertible subordinated notes. In addition, the Company received $6.7 million of capital lease proceeds.

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

      During the second quarter of 2001 and 2000, the Company delivered 111,000 and 51,300 ounces of gold under hedge contracts at average prices of $262 and $355 per ounce, respectively. During the first half of 2001 and 2000, the Company delivered 198,000 and 102,500 ounces of gold under hedge contracts at average prices of $268 and $355 per ounce, respectively. During the first half of 2000, the Company also delivered 655,000 ounces of silver at an average price of $6.30 per ounce under maturing forward sales and option contracts. The foregoing hedging activities increased revenues in the six months ended June 30, 2001 and 2000 by approximately $79,000 and $346,000, respectively, versus the then prevailing spot prices. The estimated fair value of the Company's remaining gold hedging position at June 30, 2001 is approximately $43.0 million. The Company's gold hedging program at June 30, 2001, covers approximately 10% of its proven and probable reserves and contains no exposure to floating lease rates or margin call requirements.

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

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

Part II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      In October 1997, HCI entered into an agreement with Inmet Mining Corporation ("Inmet") to purchase the Troilus mine in Quebec for $110.0 million plus working capital. In December 1997, HCI terminated the agreement after determining that, on the basis of due diligence studies conditions to closing the arrangement would not be satisfied. On February 23, 1998, Inmet filed suit against HCI in the British Columbia Supreme Court, disputing the termination of the agreement, and alleging that HCI had breached the agreement. Inmet seeks specific performance or, in the alternative, equitable damages. Homestake believes that the agreement with Inmet was terminated properly and that the action by Inmet is without merit. Trial of this action commenced in February and was completed by June 2001. The judge's final decision is pending.

      In addition, Homestake and its subsidiaries are defendants in various legal actions in the ordinary course of business.

      In the opinion of management, the above matters will be resolved without a material adverse effect on Homestake's financial condition, results of operations or cash flow.

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

                    HOMESTAKE MINING COMPANY AND SUBSIDIARIES

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

None

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