Form 10-Q
period 2001-09-30
HOMESTAKE MINING CO /DE/
filed 2001-11-14
CIK 743872

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the Quarterly Period Ended September 30, 2001

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the transition period from ________________ to ______________

                         Commission File Number 1-8736

                           HOMESTAKE MINING COMPANY

                            A Delaware Corporation
                  IRS Employer Identification No. 94-2934609

                        1600 Riviera Avenue, Suite 200
                      Walnut Creek, California 94596-3568
                           Telephone: (925) 817-1300
                          http://www. homestake.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X                 No _____
                   -----

The number of shares of common stock outstanding as of October 30, 2001 was 263,380,225.*


 .    Includes 3,017,393 Homestake Canada Inc. exchangeable shares that may be exchanged at any time for Homestake common stock on a one-for-one basis.

                   Homestake Mining Company and Subsidiaries


                                   FORM 10-Q
                    For the Quarter Ended September 30, 2001
                                     INDEX

Part 1.   Financial Information

     Item 1.   Financial Statements

               a)   Condensed Statements of Consolidated Operations
                    For the Three and Nine Months Ended September 30, 200l and 2000....    3

               b)   Condensed Consolidated Balance Sheets
                    As of September 30, 2001 and December 31, 2000.....................    4

               C)   Condensed Statements of Consolidated Cash Flows
                    For the Nine Months Ended September 30, 2001 and 2000..............    5

               d)   Notes to Condensed Consolidated Financial Statements...............    6

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations...................................................   21

Part 2.   Other Information

     Item 1.   Legal Proceedings.......................................................   31

     Item 5.   Other Information.......................................................   31

     Item 6.   Exhibits and Reports on Form 8-K........................................   32

     Item 7.   Signatures..............................................................   33

                   Homestake Mining Company and Subsidiaries

PART 1-FINANCIAL INFORMATION
----------------------------

Item 1. Financial Statements
----------------------------
A.     Condensed Statements of Consolidated Operations (unaudited)
------------------------------------------------------------------
       (In thousands, except per share amounts)

                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                   September 30,
                                                           2001            2000            2001            2000
                                                       -------------- ---------------- -------------  ---------------
                                                                      (As Restated)                   (As Restated)
Revenues
    Gold and ore sales                                     $ 165,958        $ 160,804     $ 519,830        $ 496,237
    Interest income                                            2,368            4,763         8,819           15,680
    Other loss (note 4)                                       (6,219)          (7,229)       (5,003)         (24,347)
                                                       -------------- ---------------- -------------  ---------------
                                                             162,107          158,338       523,646          487,570
                                                       -------------- ---------------- -------------  ---------------
Costs and Expenses
    Production costs                                         110,492          105,832       356,481          328,139
    Depreciation, depletion and amortization                  36,610           35,194       110,726          107,399
    Administrative and general expense                         9,156            9,884        32,546           32,224
    Exploration expense                                        7,528           11,267        28,875           35,256
    Interest expense                                           2,799            5,107         8,883           14,993
    Reclamation and remediation charges                            -           16,166             -           16,166
    Write-downs and other unusual charges                          -           47,659             -           48,175
    Other expense                                                357              362         1,146            1,639
                                                       -------------- ---------------- -------------  ---------------
                                                             166,942          231,471       538,657          583,991
                                                       -------------- ---------------- -------------  ---------------
Loss Before Taxes and Minority Interests                      (4,835)         (73,133)      (15,011)         (96,421)
    Income taxes                                               9,569              239         9,798           (9,935)
    Minority interests                                           250            1,058         1,348            1,890
                                                       -------------- ---------------- -------------  ---------------
Income (Loss) From Continuing Operations                       4,984          (71,836)       (3,865)        (104,466)
Loss From Discontinued Operations                                  -                -             -          (15,346)
Gain on Disposal - Discontinued Operations                         -                -         4,312                -
                                                       -------------- ---------------- -------------  ---------------
Net Income (Loss)                                            $ 4,984        $ (71,836)        $ 447        $(119,812)
                                                       ============== ================ =============  ===============


Per Share Amounts - Basic and Diluted:
  Income (loss) from continuing operations                    $ 0.02          $ (0.27)      $ (0.02)         $ (0.40)
  Loss from discontinued operations                                -                -             -            (0.06)
  Gain on disposal - discontinued operations                       -                -          0.02                -
                                                       -------------- ---------------- -------------  ---------------
Net Income (Loss) Per Share                                   $ 0.02          $ (0.27)       $ 0.00          $ (0.46)
                                                       ============== ================ =============  ===============

Weighted Average Shares Used
       in the Computation - basic                            263,375          262,672       263,323          261,198
                                                       ============== ================ =============  ===============
Weighted Average Shares Used
       in the Computation - diluted (1)                      265,096          262,672       264,462          261,198
                                                       ============== ================ =============  ===============
Dividends Paid Per Common Share                                  $ -              $ -           $ -              $ -
                                                       ============== ================ =============  ===============

(1) Options to purchase common shares are not included in the Year 2000 diluted loss per share calculations as their effect is anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Homestake Mining Company and Subsidiaries

B.     Condensed Consolidated Balance Sheets
       -------------------------------------
       (In thousands, except per share amount)                               (Unaudited)
                                                                            September 30,       December 31,
                                                                                2001                2000
                                                                           -----------------  ------------------
                                                                                                (As Restated)
ASSETS
Current Assets
    Cash and equivalents                                                          $ 187,900           $ 193,422
    Short-term investments                                                            1,300               6,237
    Receivables                                                                      36,390              38,848
    Inventories (note 7)                                                             86,363              87,762
    Deferred income taxes                                                            10,371               4,021
    Other                                                                             7,609               1,915
                                                                           -----------------  ------------------
       Total current assets                                                         329,933             332,205
                                                                           -----------------  ------------------

Property, Plant and Equipment, net                                                  817,430             926,380

Investments and Other Assets                                                        118,746              99,358
                                                                           -----------------  ------------------
Total Assets                                                                    $ 1,266,109         $ 1,357,943
                                                                           =================  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                               $ 26,810            $ 37,779
    Accrued liabilities                                                              92,825              91,080
    Income and other taxes payable                                                    2,422               9,050
    Current portion of deferred gain on close-out of
       forward sales contracts (note 9)                                                   -              12,869
    Current portion of long-term debt and capital leases                              3,015               2,822
                                                                           -----------------  ------------------
       Total current liabilities                                                    125,072             153,600
                                                                           -----------------  ------------------

Long-term Liabilities
    Long-term debt and capital leases (note 8)                                      210,002             224,616
    Other long-term obligations                                                     232,493             221,856
                                                                           -----------------  ------------------
       Total long-term liabilities                                                  442,495             446,472
                                                                           -----------------  ------------------

Deferred Gain on Close-out of Forward Sales Contracts (note 9)                            -              22,223
Deferred Income Taxes                                                               154,369             180,089
Minority Interests in Consolidated Subsidiaries                                       7,851              10,375
Shareholders' Equity
    Capital stock, $1 par value per preferred and common share:
       Authorized - Preferred: 10,000 shares; no shares outstanding
                  - Common: 450,000 shares
       Outstanding - HCI exchangeable shares: 2001 - 3,017; 2000 - 3,375
                   - Common: 2001 - 260,294; 2000 - 259,846                         260,294             259,846
    Additional paid-in capital                                                      939,057             936,574
    Deficit                                                                        (555,552)           (555,999)
    Accumulated other comprehensive loss                                           (107,477)            (95,237)
                                                                           -----------------  ------------------
       Total shareholders' equity                                                   536,322             545,184
                                                                           -----------------  ------------------
Total Liabilities and Shareholders' Equity                                      $ 1,266,109         $ 1,357,943
                                                                           =================  ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Homestake Mining Company and Subsidiaries

C.     Condensed Statements of Consolidated Cash Flows (unaudited)
       -----------------------------------------------------------
       (In thousands)

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                           2001                  2000
                                                                     ------------------    ------------------
                                                                                             (As Restated)
Operating Activities
    Net income (loss)                                                            $ 447            $ (119,812)
    Reconciliation to net cash provided by continuing operations:
       Depreciation, depletion and amortization                                110,726               107,399
       Gains on investment sales and asset disposals                            (4,769)               (5,272)
       Gain on sale of discontinued operations                                  (4,312)                    -
       Loss from discontinued operations                                             -                15,346
       Reclamation and remediation                                                   -                16,166
       Write-downs and other unusual charges                                         -                48,175
       Deferred taxes, minority interests and other                              5,668                19,427
       Effect of changes in operating working capital items                    (27,681)               10,443
                                                                     ------------------    ------------------
Net cash provided by continuing operations                                      80,079                91,872
                                                                     ------------------    ------------------
Investment Activities
    Decrease in investments                                                      4,937               130,599
    Additions to property, plant and equipment                                 (68,044)              (55,985)
    Acquisition of interest in Round Mountain                                        -               (25,930)
    Proceeds from sale-leaseback of equipment                                    3,859                 6,713
    Payment upon disposition of business                                          (607)                    -
    Purchase of minority interest                                               (2,306)                    -
    Proceeds from investment and asset sales                                     5,444                 4,607
    Decrease (increase) in restricted  cash                                    (16,514)                1,789
                                                                     ------------------    ------------------
Net cash provided by (used in) investment activities                           (73,231)               61,793
                                                                     ------------------    ------------------
Financing Activities
    Borrowings                                                                   6,421                99,172
    Debt repayments                                                            (15,326)             (136,333)
                                                                     ------------------    ------------------
Net cash used in financing activities                                           (8,905)              (37,161)
                                                                     ------------------    ------------------
Effect of Exchange Rate Changes on Cash and Equivalents                            384                  (852)
                                                                     ------------------    ------------------
Net Cash Used in Discontinued Operations                                        (3,849)               (3,636)
                                                                     ------------------    ------------------
Net Increase (Decrease) in Cash and Equivalents                                 (5,522)              112,016
Cash and Equivalents, January 1                                                193,422               130,273
                                                                     ------------------    ------------------
Cash and Equivalents, September 30                                           $ 187,900             $ 242,289
                                                                     ==================    ==================
Supplemental Information Included in Cash Flows Provided
    by Continuing Operations:
    Exchange loss on intercompany debt                                        $ 13,871              $ 18,664
                                                                     ==================    ==================

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

   The information furnished in this report reflects all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods. Results of operations for interim periods are not necessarily indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, which include information as to significant accounting policies, in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000.

   In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 replaces SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral. The Company was required to adopt this standard for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 200l. The adoption of the standard had no impact on the financial statements of the Company.

   In June 2001, the FASB issued SFAS 141 and 142 "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. FAS 141 will have no impact on the historical financial statements of the Company, but will require the Company to account for any future business combinations as purchases. SFAS 142 addresses the accounting for goodwill and intangible assets subsequent to their initial recognition, and requires that goodwill not be amortized but assessed for impairment at least annually. The Company is required to adopt SFAS 142 effective January 1, 2002 and does not expect the adoption to impact the financial position of the Company.

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

   In October 2001, the FASB issued SFAS 144 "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to adopt SFAS 144 effective January, 1 2002. The Company has not yet determined the impact that SFAS 144 will have on its financial statements.

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

   Because the level of engineering and other exploration work completed at the Veladero project does not meet the criteria for a full feasibility study, Homestake has reclassified its previously stated Veladero reserves as mineralized material. As a result of this reclassification, Homestake has revised its financial statements to expense previously capitalized Veladero project expenditures incurred during the period April 1, 2000 through June 30, 200l. See Note 14 for the principal effects of this restatement.

   Management also determined that it is necessary to revise the Company's depreciation and reclamation calculations for the Plutonic and Lawlers mines. In accordance with US GAAP, only proven and probable

                   Homestake Mining Company and Subsidiaries


reserves may be used in depreciation and reclamation calculations. The Company had used its best estimate of future gold production as the base for its depreciation and reclamation charges at the Plutonic and Lawlers mines, since their acquisition in 1998. The Company's decision to use its best estimate of future gold production for depreciation and reclamation calculations at these mines reflected the fact that, at the time of their acquisition, only a relatively small proportion of the total inventory of mineralized material at these mines had been upgraded to the reserves category. Homestake has revised its financial statements to use only proven and probable reserves for calculating depreciation and reclamation charges for these mines. See Note 14 for the principal effects of this restatement.

   In addition, Homestake determined that it is necessary to revise the financial statement footnote presentation of its segment information because discrete operating and financial information for each mine is reported to the Chief Operating Officer. The Company previously had aggregated each mine within each geographic segment for segment disclosure purposes because each mine was considered by management to have similar economic characteristics. However, as ore grades and other operating factors can vary significantly by mine, with resulting material variations in unit operating costs, management has determined that each mine should be reported separately for segment disclosure purposes.

   All amounts are in United States dollars unless otherwise indicated.

2. Merger

   On June 25, 2001, the Company and Barrick Gold Corporation ("Barrick"), a publicly traded Canadian gold producer, announced an intention to merge. The transaction is subject to regulatory and Homestake shareholder approval. On November 12, 2001, Homestake mailed to its shareholders the Homestake proxy statement/Barrick F-4 registration statement with respect to the proposed merger transaction, whereby Barrick will issue 0.53 Barrick shares for each share of Homestake Common Stock and Homestake will become a wholly owned subsidiary of Barrick. The merger will be accounted for as a pooling of interests.

                   Homestake Mining Company and Subsidiaries

3.   Property Acquisition

     On May 30, 2001, the Company reached an agreement with North Gold (WA) Ltd., a subsidiary of Rio Tinto Limited, to acquire a 100% interest in the Cowal Gold Project located in central New South Wales, Australia, approximately 250 miles west of Sydney. Under the terms of the agreement, Homestake paid a deposit of $375,000 (A$724,000) in June 2001, an additional $9.6 million (A$18.8 million) in July 2001, and will pay a further $2.7 million (A$5.2 million) on the fourth anniversary of the agreement. In addition, Homestake will make a payment of $15.0 million (A$29.3 million) upon reaching a decision to develop a mine. Homestake is in the process of mobilizing "drilling" equipment to commence its own evaluation of the Project.

4. Other Loss


                                               Three Months Ended           Nine Months Ended
                                                  September 30,               September 30,
                                              --------------------      ------------------------
(in thousands)                                  2001        2000          2001           2000
                                              -------     --------      --------       ---------
Foreign currency contract losses              $  (389)     $(3,991)     $ (2,374)      $(15,983)
Foreign currency exchange losses on
  intercompany loans and other                 (7,194)      (9,614)      (13,955)       (19,480)
Oil sales                                          11          951            17          2,448
Gains (losses) on investments and
  asset disposals                                (365)       4,167         4,390          4,881
Royalty income                                    445          516         1,469          1,966
Pension plan curtailment and settlement
  gains                                           850           --         4,099             --
Other                                             423          742         1,351          1,821
                                              -------      -------       -------       --------
                                              $(6,219)     $(7,229)      $(5,003)      $(24,347)
                                              =======      =======       =======       ========

   In the 2001 first quarter, Homestake recorded a non-recurring gain of $2.4 million related to the sale of mining information in conjunction with an agreement to sublease its Just-in-Case property in Western Australia for a ten-year period. Homestake received a payment of $2.4 million (A$5.0 million) for the sale of the mining information, and subject to receiving government approvals, will receive lease payments of $3.6 million (A$7.5 million) and $6.0 million (A$12.5 million) no later than December 31, 2006 and December 31, 2008, respectively. Accordingly, lease revenue of $9.6 million (A$20.0 million)will be accrued over the ten-year lease term. Homestake will also receive a 3.5% net smelter return royalty (NSR) on all production from the Just-in-Case sublease, and in addition, is entitled to a payment of up to $6.3 million (A$13.0 million) in the event that production from the sublease does not reach a specified cumulative level by contracted dates. This payment is creditable against the NSR.

     5. Disposition of Main Pass 299

  On May 9, 2001, the Company entered into a purchase and sale agreement with Freeport-McMoRan Sulfur LLC ("Freeport"), the operator and 83.3% owner of Main Pass 299, under which the Company's 16.7% undivided joint-venture interest in the Main Pass 299 sulfur and oil and gas assets and liabilities have been sold to Freeport. Under the agreement, the Company made a payment of $2.6 million to Freeport and Freeport assumed and agreed to discharge all of the Company's Main Pass 299 sulfur and oil and gas reclamation obligations. For the quarter ended June 30, 2001, the Company recognized a gain of $1.3 million in continuing operations related to its disposition of its interest in the Main Pass 299 oil and gas operations and a gain of $4.3 million in discontinued operations related to the disposition of its interest in the Main Pass 299 sulfur operations. The sulfur operations were recorded as a discontinued operations in the second quarter of 2000, at which time the Company recorded a provision of $3.5 million for estimated operating losses during the closure period and $8.5 million for mine reclamation and closure costs. The $4.3 million gain on disposal of the Main Pass 299 sulfur operations primarily arose as a result of the discharge of those environmental liabilities for an amount less than the original estimate.

                   Homestake Mining Company and Subsidiaries

   6. Comprehensive Loss

Statements of Consolidated Operations
(in thousands)

                                                           Three Months Ended                    Nine Months Ended
                                                             September 30,                         September 30,
                                                   ---------------------------------    ---------------------------------
                                                        2001                2000             2001                2000
                                                   ------------        -------------    -------------       -------------
                                                                       (As Restated)                        (As Restated)
Net Income (Loss)                                    $    4,984           $  (71,836)       $     447           $(119,812)
                                                   ------------        -------------    -------------       -------------
Other Comprehensive Loss:
   Changes in unrealized gains (losses)
    on securities:
     Unrealized holding gains (losses) arising
     during the period                                   (2,912)               1,390           (4,735)               (327)
       Less: Reclassification adjustments
             for gains (losses) included in
             net income (loss)                             (250)               3,186              379               3,900
       Income taxes                                          (5)                 473               (4)               (446)
                                                   ------------        -------------    -------------       -------------
                                                         (2,667)              (1,323)          (5,118)            (4,673)
                                                   ------------        -------------    -------------       -------------
Foreign currency translation adjustments
  (before and after tax)                                 (8,873)             (28,662)         (33,820)            (69,347)
                                                   ------------        -------------    -------------       -------------
Hedged Production:
   SFAS 133 transition adjustment (note 9)                   -                    -            35,092                  -
   Reclassification adjustment for deferred
    gains on close-out of forward sales
    contracts included in net income (loss)              (3,207)                  -            (8,070)                 -
   Income taxes                                            (201)                  -              (324)                 -
                                                   ------------        -------------    -------------       -------------
                                                         (3,408)                  -            26,698                  -
                                                   ------------        -------------    -------------       -------------
Other Comprehensive Loss                                (14,948)             (29,985)         (12,240)            (74,020)
                                                   ------------        -------------    -------------       -------------
Comprehensive Loss                                   $   (9,964)          $ (101,821)       $ (11,793)          $(193,832)
                                                   ============        =============    =============       =============

   7. Inventories

                                   September 30,       December 31,
(in thousands)                         2001               2000
                                 ---------------     ---------------
Finished products                      $ 24,900             $ 28,327
Ore and in process                       42,821               37,955
Supplies                                 18,642               21,480
                                 ---------------     ----------------
                                       $ 86,363             $ 87,762
                                 ===============     ================

                   Homestake Mining Company and Subsidiaries

   8. Long-term Debt and Capital Leases

                                               September 30,     December 31,
(in thousands)                                     2001              2000
                                               ------------      -----------
 Cross-border credit facility (due 2003)          $136,009         $148,941
 Pollution control bonds:
    Lawrence County, South Dakota (due 2032)        38,000           38,000
    State of California (due 2004)                  17,000           17,000
 Capital leases                                     22,008           23,497
                                               ------------      -----------
                                                   213,017          227,438
 Less: current portion of capital leases             3,015            2,822
                                               ------------      -----------
                                                  $210,002         $224,616
                                               ============      ===========

  9. Derivative Financial Instruments

  The Company uses derivative financial instruments as part of an overall risk-management strategy. These instruments are used as a means of hedging exposure to precious metals prices and foreign currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes.

  Effective January 1,2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (" SFAS 133"), as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (" SFAS 138"). The adoption of SFAS 133, as amended by SFAS 138, had no impact on the Company's results for the period. However, gains of $35.1 million relating to gold and silver hedging contracts previously closed out have been reclassified on adoption from deferred gains to accumulated other comprehensive loss.

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

  At January 1,200l and September 30,2001, the Company's hedging contracts used to reduce exposure to precious metal prices, consisted entirely of forward sales contracts. The Company settles these contracts through the physical delivery of production from its operations at the contract settlement dates. Therefore, the forward sales contracts meet the criteria for the normal purchases and sales exemption of SFAS 133, as amended by SFAS 138. Accordingly, recognition of the precious metals forward sales contracts will continue to be deferred until settlement.

  Foreign Currency Contracts

  Under the Company's foreign currency protection program, the Company has entered into a series of foreign currency option contracts to minimize the effects of a strengthening of either the Canadian or Australian currencies in relation to the United States dollar. In July 2000, the Company discontinued its foreign currency protection program. Contracts outstanding at September 30,200l are expected to remain in place until maturity.

                   Homestake Mining Company and Subsidiaries

  At September 30, 2001, the Company had foreign exchange currency option contracts outstanding as follows:

                                                 Expected Maturity or Transaction Date
                                                 -------------------------------------
                                                                            Total or
(US$ in millions, except exchange rate amounts)      2001         2002       Average
                                                 -----------  -----------  -----------
Canadian $/US $ option contracts:
--------------------------------
US $ covered                                           $9.0           -         $9.0
  Written puts, average exchange rate (1)             0.63           -         0.63
US $ covered                                           $9.0           -         $9.0
  Purchased calls, average exchange rate (2)          0.68           -         0.68

Australian $/US $ option contracts:
---------------------------------
US $ covered                                          $17.7        $33.0       $50.7
 Written puts, average exchange rate (1)              0.68         0.68        0.68
US $ covered                                          $17.7        $33.0       $50.7
 Purchased calls, average exchange rate (2)           0.68         0.68        0.68
US $ covered                                          $17.7        $33.0       $50.7
 Purchased puts, average exchange rate (3)            0.65         0.65        0.65

(1) Assuming exercise by the counterparty at the expiration date, the Company would exchange US dollars for Canadian or Australian dollars at the put exchange rate. The counterparty would be expected to exercise the option if the spot exchange rate was below the put exchange rate.
(2) Assuming exercise by the Company at the expiration date, the Company would exchange US dollars for Canadian or Australian dollars at the call exchange rate. The Company would exercise the option if the spot exchange rate was above the call exchange rate.
(3) Assuming exercise by the Company at the expiration date, the Company would exchange Australian dollars for US dollars at the put exchange rate. The Company would exercise the option if the spot exchange rate was below the put exchange rate.

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

  At September 30, 2001, the unamortized portion of the pretax gain resulting from the early settlement of certain gold forward sales and option contracts prior to the adoption of SFAS 133, maturing in the years 2001, 2002 and 2003 was $26.7 million which has been recorded in accumulated other comprehensive loss and will be reclassified into income as the originally designated production is sold. Of this amount, $312.5 million will be recognized in income in the twelve-month period to September 30, 2002. In March 2000, the Company closed out and financially settled its remaining U.S. dollar denominated silver forward sales contracts covering 3.6 million ounces maturing in 2000 and 2001. At September 30, 2001, the unamortized pretax portion of this gain of $206,000, realized on this transaction has been recorded in accumulated other comprehensive loss and will be reclassified in income as the originally designated production is sold.

                Homestake Mining Company and Subsidiaries



     At September 30,2001, the Company had gold forward sales contracts outstanding as follows:

                                                         Expected Maturity or Transaction Date
                                           -------------------------------------------------------------------
                                                                                                     Total or
                                             2001     2002     2003     2004     2005    Thereafter   Average
                                           -------------------------------------------------------------------
US $ denominated contracts:
--------------------------
   Forward sales contracts :
     Ounces                                 10,000   10,000         -        -   90,000    559,200    669,200
     Average price (US$ per oz.)              $400     $403         -        -     $400       $418       $415

Australian $denominated contracts :/(1)/
----------------------------------
   Forward sales contracts:
     Ounces                                111,000  348,800   258,800  228,800  302,000          -  1,249,400
     Average price (A$ per oz.)               $511     $539      $553     $592     $568          -       $556
     Average price (US$ per oz.)/(l)/         $252     $265      $272     $291     $279          -       $274

    /(1)/ Expressed in U.S. dollars at September 30, 200l exchange rate of A$=US$ O.4922

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

                Homestake Mining Company and Subsidiaries


Segment information for the three and nine months ended September 30, 200l and 2000 are as follows:

                                   Round                                      Ruby
(in thousands)                    Mountain      Homestake      McLaughlin     Hill      Eskay Creek      Hemlo
                               --------------------------------------------------------------------------------------
For the three months ended:
September 30, 200l
Gold and ore sales                 $27,645        $11,042       $ 9,047     $ 8,048       $29,048        $15,966
Other revenues (losses)                -            1,668             7          -             (6)           382
Total revenues and other
  income (loss)                     27,645         12,710         9,054       8,048        29,042         16,348
Operating earnings (loss) (b)      $ 3,346        $   674       $(1,500)    $   762       $ 3,598        $ 1,793

September 30, 2000 (As Restated)
Gold and ore sales                 $18,854        $11,410       $ 7,427     $ 9,521       $29,633        $19,225
Other revenues (losses)                 (4)           382            30         -              44             13
Total revenues and other
  income (loss)                     18,850         11,792         7,457       9,521        29,677         19,238
Operating earnings (loss) (b       $  (225)       $(1,741)      $(1,218)    $ 1,483       $ 5,022        $ 4,030

For the nine months ended:
September 30, 200l
Gold and ore sales                 $79,486        $40,344       $23,559     $26,218       $86,917        $59,290
Other revenues (losses)                 11          3,100            33         -              90          1,083
Total revenues and other
  income (loss)                     79,497         43,444        23,592      26,218        87,007         60,373
Operating earnings (loss) (b)      $ 8,305        $   222       $(4,647)    $ 2,515       $10,461        $ 5,873

September 30, 2000 (As Restated)
Gold and ore sales                 $39,041        $38,486       $23,734     $26,657       $95,025        $65,828
Other revenues (losses)                 19            772           (45)        -              47            473
Total revenues and other income     39,060         39,258        23,689      26,657        95,072         66,301
Operating earnings (loss) (b)      $(2,318)       $(2,359)      $(3,395)    $ 4,042       $20,212        $13,631

                                                                                           Corporate
                                                                                            and All      Reconciling
                                 Kalgoorlie      Plutonic        Darlot       Lawlers        Other         Items (a)    Total
                               -------------------------------------------------------------------------------------------------
For the three months ended:
September 30, 200l
Gold and ore sales                $22,007         $21,546         $ 8,789        $6,872      $ 5,948      $    -       $165,958
Other revenues (losses)                31              50             (31)            2       (4,981)        (973)       (3,851)
Total revenues and other
  income (loss)                    22,038          21,596           8,758         6,874          967         (973)      162,107
Operating earnings (loss) (b)     $ 1,701         $ 6,027          $2,060        $  791      $(3,274)      $ (973)     $ 15,005

September 30, 2000 (As Restated)
Gold and ore sales                $24,737         $16,303         $ 9,045        $6,911      $ 7,738       $   -       $160,804
Other revenues (losses)                72             (20)            -             (17)        (212)       (2,754)      (2,466)
Total revenues and other
  income (loss)                    24,809          16,283           9,045         6,894        7,526        (2,754)     158,338
Operating earnings (loss) (b)     $ 3,449         $ 5,777         $ 1,904        $  (63)     $ 1,648       $(2,754)    $ 17,312

For the nine months ended:
September 30, 200l
Gold and ore sales                $79,014         $60,995         $25,474        $19,560     $18,973       $    -      $519,830
Other revenues (losses)               290              75             (31)            27       4,737        (5,599)       3,816
Total revenues and other
  income (loss)                    79,304          61,070          25,443         19,587      23,710        (5,599)     523,646
Operating earnings (loss) (b)     $ 8,190         $14,304         $ 5,580        $   978     $10,257       $(5,599)    $ 56,439

September 30, 200O (As Restated)
Gold and ore sales                $82,603         $50,431         $27,620        $19,905     $26,907       $    -      $496,237
Other revenues (losses)               390              75             (33)            19      (2,356)        (8,028)     (8,667)
Total revenues and other income    82,993          50,506          27,587         19,924      24,551         (8,028)    487,570
Operating earnings (loss) (b)     $11,360         $ 7,309         $ 4,144        $   627     $ 6,807       $ (8,028)   $ 52,032

(a) Primarily intercompany financing.
(b) Operating earnings represent total revenues and other income less production costs and depreciation, depletion and amortization.

                   Homestake Mining Company and Subsidiaries

11. Contingencies

Environmental Contingencies

   The Comprehensive Environmental Response, Compensation and Liability Act of 1980 imposes heavy liabilities on any person who discharges hazardous substances. The Environmental Protection Agency publishes a National Priorities List ("NPL")of known or threatened releases of such substances.

   Homestake's former uranium millsite near Grants, New Mexico is listed on the NFL. Pursuant to the Energy Policy Act of 1992, the United States Department of Energy ("DOE") is responsible for 51.2% of past and future costs of reclaiming the Grants site in accordance with Nuclear Regulatory Commission license requirements. At September 30, 2001, Homestake had received $35.5 million from the DOE and had a receivable of $1.5 million for the DOE's share of reclamation expenditures made by Homestake through September 30, 200l.

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

   Homestake, through a wholly owned subsidiary, owns all the outstanding common shares of HCI. At September 30, 2001, 3.0 million of the HCI exchangeable shares outstanding were held by the public.

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

     Summarized consolidated financial information for HCI is as follows:

(in thousands)                    September 30,     December 31,         December 31,
                                      2001              2000                 2000
                                 ----------------  ----------------     ----------------
                                                    (As Previously       (As Restated)
                                                      Reported)
Current assets                         $  36,276         $  41,837            $  41,837
Noncurrent assets                        375,859           449,228              436,224
                                 ----------------  ----------------     ----------------
    Total assets                       $ 412,135         $ 491,065            $ 478,061
                                 ================  ================     ================

Current portion of notes
  payable to the Company               $ 131,085         $ 122,992            $ 122,992
Other current liabilities                 18,842            28,044               28,044
Long-term debt                           136,009           148,941              148,941
Notes payable to the Company             190,872           190,872              190,872
Other long-term liabilities               12,852            15,474               15,474
Deferred income taxes                    135,652           161,976              161,976
Shareholders' equity                    (213,177)         (177,234)            (190,238)
                                 ----------------  ----------------     ----------------
    Total liabilities and
     shareholders' equity              $ 412,135         $ 491,065            $ 478,061
                                 ================  ================     ================

                                               Three Months Ended                                  Nine Months Ended
                                                  September 30,                                      September 30,
                                     -------------------------------------------        -------------------------------------------
                                         2001         2000            2000                 2001          2000             2000
                                     -----------  -------------    --------------       -----------  -------------    -------------
                                                 (As Previously    (As Restated)                     (As Previously   (As Restated)
                                                   Reported)                                             Reported)
Total revenues and other income       $ 45,384      $  49,386        $  49,386          $ 146,882     $ 161,547        $ 161,547
Less: Costs and expenses                53,063         60,580           61,951            183,571       182,446          188,180
                                     -----------  -------------    --------------       -----------  -------------    -------------
Loss before taxes                     $ (7,679)     $ (11,194)       $ (12,565)         $ (36,689)    $ (20,899)       $ (26,633)
                                     ===========  =============    ==============       ===========  =============    =============
Net loss                              $ (1,597)     $  (8,133)       $  (9,504)         $ (19,290)    $ (23,689)       $ (29,412)
                                     ===========  =============    ==============       ===========  =============    =============

                   Homestake Mining Company and Subsidiaries



13. Write-Downs and Other Unusual Charges

    On September 11,2000, the Company announced a restructuring of the operations of the Homestake mine in South Dakota. The mine is expected to complete operations by December 2001. In connection with the restructuring, the Company recorded a $23.0 million provision for employee termination benefits and other exit costs in the third quarter of 2000. By no later than December 2001, the workforce will be reduced from the current level of 262 employees, to approximately 40 employees who will oversee the reclamation and other closure procedures. The classifications of the affected employees include mining engineers, geologists, administrative employees and mine workers. The following table presents a roll-forward of the liability accrued in connection with the Homestake mine restructuring plan:

(in thousands)
Liability balance at December 31, 2000                        $ 22,427
Severance payments                                              (1,001)
                                                       ----------------
Liability balance at September  30, 2001                      $ 21,426
                                                       ================

    Pension and other post-retirement curtailment gains of $850,000 and $4.1 million were recognized during the three and nine months ended September 30,2001, respectively, reflecting the termination of employees and the settlement of obligations.

14. Restatement

    After issuing Homestake's 2000 financial statements and filing the Form 10-K with the Securities and Exchange Commission (" SEC"), and following extensive discussion with the Staff of the SEC and the Company's independent accountants, management determined it was necessary to revise its financial statements to expense previously capitalized costs associated with its Veladero project in Argentina, to revise its depreciation and reclamation calculations at the Plutonic and Lawlers mines in Western Australia, and to revise the financial statement footnote presentation of Homestake's segment information.

    Because the level of engineering and exploration work completed at the Veladero project does not meet the criteria for a full feasibility study, Homestake has reclassified its previously stated Veladero reserves as mineralized material. As a result of this reclassification, Homestake has revised its financial statements to expense previously capitalized Veladero project expenditures incurred during the period April 1, 2000 through June 30, 200l.

    Management also determined that it is necessary to revise the Company's depreciation and reclamation calculations for the Plutonic and Lawlers mines. In accordance with US GAAP only proven and probable reserves may be used in depreciation and reclamation calculations. The Company had used its best estimate or future gold production as the base for its depreciation and reclamation charges at the Plutonic and Lawlers mines, since their acquisition in 1998. The Company's decision to use its best estimate of future gold production for depreciation and reclamation calculations at these mines reflected the fact that, at the time of their acquisition, only a relatively small proportion of the total inventory of mineralized material at these mines had been upgraded to the reserves category. Homestake has revised its financial statements to use only proven and probable reserves for calculating depreciation and reclamation charges for these mines.

    In addition, Homestake determined that it is necessary to revise the financial statement footnote presentation of its segment information because discrete operating and financial information is reported to the Chief Operating Officer for each mine. The Company previously had aggregated each mine within each geographic segment for segment disclosure purposes because each mine was considered by management to have similar economic characteristics. However, as ore grades and other operating factors can vary significantly by mine, with resulting material variations in unit operating costs, management has determined that each mine should be reported separately for segment disclosure purposes. Refer to Note 10 for comparative restated segment information.

                Homestake Mining Company and Subsidiaries

     The following sets forth the effects of the restatements on Homestake's accompanying consolidated balance sheets and the consolidated statements of operations and cash flows:


Statements of Consolidated Operations (Unaudited)
(in thousands)

                                                           Three Months Ended                    Nine Months Ended
                                                              September 30,                         September 30,
                                                   ---------------------------------    --------------------------------------
                                                                  2000                                   2000
                                                   ---------------------------------    --------------------------------------
                                                      As Previously        As              As Previously           As
                                                        Reported        Restated             Reported            Restated
                                                   ----------------  ---------------    -------------------  ---------------
Revenues                                                 $ 158,338        $ 158,338              $ 487,570          $ 487,570
                                                   ----------------  ---------------    -------------------  -----------------
Costs and Expenses
     Production costs                                      105,346          105,832                326,473            328,139
     Depreciation, depletion and amortization               37,967           35,194                108,133            107,399
     Administrative and general expense                      9,884            9,884                 32,224             32,224
     Exploration expense                                     9,896           11,267                 29,522             35,256
     Interest expense                                        5,107            5,107                 14,993             14,993
     Reclamation accrual                                    16,166           16,166                 16,166             16,166
     Write-downs and other unusual items                    51,657           47,659                 52,173             48,175
     Other expense                                             362              362                  1,639              1,639
                                                   ----------------  ---------------    -------------------  -----------------
                                                           236,385          231,471                581,323            583,991
                                                   ----------------  ---------------    -------------------  -----------------
Loss Before Taxes
     and Minority Interests                                (78,047)         (73,133)               (93,753)           (96,421)
     Income Taxes                                              913              239                 (2,414)            (9,935)
     Minority Interests                                      1,058            1,058                  1,890              1,890
                                                   ----------------  ---------------    -------------------  -----------------
Loss From Continuing Operations                            (76,076)         (71,836)               (94,277)          (104,466)
Loss From Discontinued Operations                                -                -                (15,346)           (15,346)
                                                   ----------------  ---------------    -------------------  -----------------
Net Loss                                                 $ (76,076)       $ (71,836)            $ (109,623)        $ (119,812)
                                                   ================  ===============    ===================  =================
Per Share Amounts - Basic and Diluted
     Loss From Continuing Operations                     $   (0.29)       $   (0.27)            $    (0.36)        $    (0.40)
     Loss From Discontinued Operations                           -                -                  (0.06)             (0.06)
                                                   ----------------  ---------------    -------------------  -----------------
Net Loss Per Share                                       $   (0.29)       $   (0.27)            $    (0.42)        $    (0.46)
                                                   ================  ===============    ===================  =================

                   Homestake Mining Company and Subsidiaries


Consolidated Balance Sheets
(in thousands)

                                                 December 31, 2000
                                          -------------------------------
                                          As Previously           As
                                            Reported           Restated
                                          -------------      ------------
Current Assets                             $   332,205       $    332,205

Property, Plant and Equipment (net)            987,812            926,380

Investments and Other Assets                    99,358             99,358
                                           -----------       ------------
  Total Assets                             $ 1,419,375       $  1,357,943
                                           ===========       ============
Current Liabilities                        $   153,600       $    153,600

Long-term Liabilities                          224,616            224,616
Other Long-Term Obligations                    217,786            221,856
Deferred Gain on Close-Out of
  Forward Sales Contracts                       22,223             22,223

Deferred Income Taxes                          181,961            180,089

Minority Interests in Consolidated
  Subsidiaries                                  10,375             10,375

Shareholders' Equity
  Capital stock                                259,846            259,846
  Additional paid-in capital                   937,463            936,574
  Deficit                                     (493,286)          (555,999)
  Accumulated other comprehensive loss         (95,209)           (95,237)
                                           -----------       ------------
  Total Liabilities and Shareholders'
    Equity                                 $ 1,419,375       $  1,357,943
                                           ===========       ============

Statements of Consolidated Cash Flows (Unaudited)
(in thousands)


                                                            Nine Months Ended September 30,
                                                         ---------------------------------------
                                                                         2000
                                                         ---------------------------------------
                                                           As Previously             As
                                                              Reported            Restated
                                                         -------------------  ------------------
Operating Activities
--------------------
     Net loss                                                    $ (109,623)         $ (119,812)
     Reconciliation to net cash provided by operations
         Depreciation, depletion and amortization                   108,133             107,399
         Loss from discontinued operations                           15,346              15,346
         Other                                                       73,307              78,496
         Effect of changes in working capital items                  10,443              10,443
                                                         -------------------  ------------------
Net cash provided by continuing operations                           97,606              91,872
                                                         -------------------  ------------------

Investment Activities
---------------------
     Additions to property, plant and equipment                     (61,719)            (55,985)
     Other                                                          117,778             117,778
                                                         -------------------  ------------------
Net cash provided by investment activities                           56,059              61,793
                                                         -------------------  ------------------

Financing Activities
--------------------
                                                         -------------------  ------------------
Net cash used in financing activities                               (37,161)            (37,161)
                                                         -------------------  ------------------

Effect of Exchange Rate Changes on Cash and
 Equivalents                                                           (852)               (852)
                                                         -------------------  ------------------
Net cash used in discontinued operations                             (3,636)             (3,636)
                                                         -------------------  ------------------
Net Increase in Cash and Equivalents                                112,016             112,016
Cash and Equivalents, January 1                                     130,273             130,273
                                                         -------------------  ------------------
Cash and Equivalents, September 30                                $ 242,289           $ 242,289
                                                         ===================  ==================

                   Homestake Mining Company and Subsidiaries

  15. Subsequent Event

  On October 25, 2001, the Company declared a dividend of US$0.025 per share of common stock, payable on December 6, 200l to shareholders of record at the close of business on November 15, 200l. Homestake Canada Inc. ("HCI") also declared a dividend of C$0.039 (US$0.025) per HCI exchangeable share payable on December 6, 200l to shareholders of record at the close of business on November 15, 200l.

                Homestake Mining Company and Subsidiaries

  Item 2 - Management's Discussion and Analysis of Financial Condition and
  ------------------------------------------------------------------------
Results of Operations
---------------------
(Unless specifically stated otherwise, the following information relates to amounts included in the condensed consolidated financial statements without reduction for minority interests. Homestake reports per ounce production costs in accordance with the "Gold Institute Production Cost Standard".)

   This discussion should be read in conjunction with the Management's Discussion and Analysis included in Homestake Mining Company's ("Homestake" or the "Company") Annual Report on Form 10-K/A for the year ended December 31, 2000.

   On June 25, 2001, the Company and Barrick Gold Corporation ("Barrick"), a publicly traded Canadian gold producer, announced an intention to merge. The transaction is subject to Regulatory and Homestake shareholder approval. On November 12, 2001, Homestake mailed to its shareholders the Homestake proxy statement/Barrick F-4 registration statement with respect to the proposed merger transaction, whereby Barrick will issue 0.53 Barrick shares for each share of Homestake Common Stock and Homestake will become a wholly owned subsidiary of Barrick. The merger will be accounted for as a pooling of interests.

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

   In June 2001, the FASB issued SFAS 141 and 142 "Business Combinations" and "Goodwill and Other Intangible Assets," respectively. SFAS 141 requires all business combinations initiated after June 30, 200l to be accounted for using the purchase method. FAS 141 will have no impact on the historic financial statements of the Company, but will require the Company to account for any future business combinations as purchases. SFAS 142 addresses the accounting for goodwill and intangible assets subsequent to their initial recognition, and requires that goodwill not be amortized but assessed for impairment at least annually. The Company is required to adopt SFAS 142 effective January 1, 2002 and does not expect the adoption to impact the financial position of the Company.

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

     In October 2001, the FASB issued SFAS 144 "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to adopt SFAS 144 effective January, 1 2002. The Company has not yet determined the impact that SFAS 144 will have on its financial statements.

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

                Homestake Mining Company and Subsidiaries

depreciation and reclamation calculations at the Plutonic and Lawlers mines in Western Australia, and to revise the financial statement footnote presentation of Homestake's segment information.

    Because the level of engineering and other exploration work completed at the Veladero project does not meet the criteria for a full feasibility study, Homestake has reclassified its previously stated Veladero reserves as mineralized material. As a result of this reclassification, Homestake has revised its financial statements to expense previously capitalized Veladero project expenditures incurred during the period April 1, 2000 through June 30, 2001. See Note 14 to Homestake's September 30, 2001 Condensed Consolidated Financial Statements for the principal effects of this restatement.

    Management also determined that it is necessary to revise the Company's depreciation and reclamation calculations for the Plutonic and Lawlers mines. In accordance with US GAAP only proven and probable reserves may be used in depreciation and reclamation calculations. The Company had used its best estimate of future gold production as the base for its depreciation and reclamation charges at the Plutonic and Lawlers mines, since their acquisition in 1998. The Company's decision to use its best estimate of future gold production for depreciation and reclamation calculations at these mines reflected the fact that, at the time of their acquisition, only a relatively small proportion of the total inventory of mineralized material at these mines had been upgraded to the reserves category. Homestake has revised its financial statements to use only proven and probable reserves for calculating depreciation and reclamation charges for these mines. See Note 14 to Homestake's September 30, 2001 Condensed Consolidated Financial Statements for the principal effects of this restatement.

    In addition, Homestake determined that it is necessary to revise the financial statement footnote presentation of its segment information because discrete operating and financial information for each mine is reported to the Chief Operating Officer. The Company previously had aggregated each mine within each geographic segment for segment disclosure purposes because each mine was considered by management to have similar economic characteristics. However, as ore grades and other operating factors can vary significantly by mine, with resulting material variations in unit operating costs, management has determined that each mine should be reported separately for segment disclosure purposes. See Note 10 to Homestake's September 30, 2001 Condensed Consolidated Financial Statements.


                             RESULTS OF OPERATIONS
SUMMARY

    Homestake recorded net income of $5.0 million ($0.02 per share) and $447,000 ($nil per share) in the quarter and nine months ended September 30, 2001, compared with the losses of $71.8 million ($0.27 per share) and $119.8 million ($0.46 per share) in the respective 2000 periods.

   The third quarter and year-to-date 2001 results include after-tax foreign currency losses of $7.2 million ($0.03 per share) and $15.4 million ($0.06 per share), respectively. During the third quarter of 2001, the Australian and Canadian currencies weakened in relation to the U.S. dollar. The majority of the foreign currency losses in 2001 relate to intercompany advances established between the U.S. parent and its Australian and Canadian subsidiaries to finance corporate acquisitions and capital development projects. Third quarter and year-to-date results in 2000 include after-tax foreign currency exchange losses of $11.9 million ($0.05 per share) and $29.6 million ($0.11 per share), respectively, after tax write-downs and unusual charges of $48.2 million ($0.18 per share) and additional provision for reclamation and remediation charges of $16.2 million ($0.06 per share).

                Homestake Mining Company and Subsidiaries

    The following table outlines the closing U.S. dollar exchange rate for Canadian and Australian dollars on dates indicated

                            Australian Dollar        Canadian Dollar
                           ---------------------   ---------------------
December 31, 1999                 0.6539                  0.6929
March 31, 2000                    0.6132                  0.6880
June 30, 2000                     0.5967                  0.6760
December 31, 2000                 0.5588                  0.6666
March 31, 2001                    0.4858                  0.6340
June 30, 2001                     0.5115                  0.6589
September 30, 2001                0.4922                  0.6333

    Excluding the effect of the foreign currency exchange losses the 2000 write-downs and unusual charges and the additional provision for reclamation and remediation the Company recorded net income of $12.2 million ($0.05 per share) and $15.8 million ($0.06 per share) for the quarter and nine months ended September 30, 2001, respectively, compared to net income of $3.6 million ($0.01 per share) and a net loss of $10.9 million ($0.04 per share) for the corresponding periods in 2000. The improvement in the current year's results primarily reflects higher sales volumes, lower exploration spending, an $11 per ounce decrease in production costs, a gain of $2.4 million on the sale of mining information with respect to the Just-in-Case property, and gains of $4.3 million and $1.3 million on the sale of the discontinued sulfur operations and oil and gas assets in the Gulf of Mexico, respectively, partially offset by a $18 per ounce decline in the realized gold price from the first nine months of the prior year.

   On July 20, 2000, Freeport-McMoRan Sulphur LLC ("Freeport"), the operator and 83.3% owner of the Main Pass joint venture, located in the Gulf of Mexico, announced a phased closure of the sulfur operations. Homestake's 16.7% interest in the joint venture was reflected as a discontinued operation at June 30, 2000. The 2000 second quarter loss included a non-recurring charge of $12.0 million, reflecting Homestake's $8.5 million share of unaccrued reclamation and closure costs and a $3.5 million allowance for project operating losses during the shutdown period.

   On May 9, 2001, the Company entered into a purchase and sale agreement with Freeport, under which the Company's 16.7% undivided joint-venture interest in the Main Pass 299 sulfur and oil and gas assets and liabilities have been sold to Freeport. Under the agreement, the Company made a payment of $2.6 million to Freeport and Freeport assumed and agreed to discharge all of the Company's Main Pass 299 sulfur and oil and gas reclamation obligations. For the quarter ended June 30, 2001, the Company recognized a gain of $4.3 million in discontinued operations related to the disposition of its interest in the Main Pass 299 sulfur operations and a gain of $1.3 million in continuing operations related to the disposition of its interest in the Main Pass 299 oil and gas operations.

                   Homestake Mining Company and Subsidiaries

GOLD OPERATIONS

    Revenues from gold and ore sales totaled $166.0 million and $519.8 million in the three and nine months ended September 30, 2001, respectively, compared to $160.8 million and $496.2 million in the respective periods in 2000. Higher sales volumes in 2001 were partially offset by lower realized gold prices as reflected in the following table:

                                     Three Months Ended        Nine Months Ended
                                        September 30,            September 30,
                                    ---------------------    ----------------------
                                       2001        2000        2001         2000
                                    ---------    --------    --------     ---------
Ounces sold                           574,900     544,100    1,819,500    1,601,100

Average realized price per ounce         $276        $284         $272         $290

                   Homestake Mining Company and Subsidiaries

     The following table details Homestake's gold production by location:

                                                     Production
                                               (Ounces in thousands)
                                  Three Months Ended            Nine Months Ended
                                    September 30,                 September 30,
                                 ------------------------      -----------------------
Mine (Percentage interest)          2001           2000          2001           2000
--------------------------       ---------       --------      --------       --------
Australia
    Kalgoorlie (50)                  84.3          92.4          291.4          289.5
    Yilgarn:
      Plutonic (100)                 76.4          61.0          226.8          176.9
      Darlot (100)                   31.5          35.0           95.1           98.8
      Lawlers (100)                  24.7          26.2           71.2           70.5
                                    -----         -----        -------        -------
       Total Australia              216.9         214.6          684.5          635.7
Canada
    Eskay Creek (100)                78.8          81.9          238.3          249.9
    Hemlo (50)                       67.4          75.0          216.9          236.5
                                    -----         -----        -------        -------
       Total Canada                 146.2         156.9          455.2          486.4
United States
    Round Mountain (50)(a)          102.9          77.8          301.0          152.0
    Ruby Hill (100)                  34.6          35.6           99.2           97.0
    McLaughlin (100)                 29.4          25.8           87.0           81.7
    Marigold (33)                     7.1           4.2           22.4           15.9
    Homestake (100)                  45.9          40.6          148.8          132.4
                                    -----         -----        -------        -------
       Total United States          219.9         184.0          658.4          479.0
Chile
    Agua de la Falda (51)             4.6           3.4           12.4           15.9
                                    -----         -----        -------        -------
    Homestake Total                 587.6         558.9        1,810.5        1,617.0
                                    =====         =====        =======        =======

(a) Homestake acquired an additional 25% interest in the Round Mountain mine effective July 1, 2000 increasing its ownership from 25% to 50%.

                   Homestake Mining Company and Subsidiaries

     The following table details Homestake's total cash costs per ounce by location:

                                         Total Cash Costs
                                        (Dollars per ounce)
                               Three Months Ended  Nine Months Ended
                                 September 30,       September 30,
                               ------------------  -----------------
Mine (Percentage interest)       2001      2000     2001      2000
--------------------------     -------   --------  ------    -------
Australia
 Kalgoorlie (50)                $ 201     $ 183    $ 190     $ 195
 Yilgarn:
  Plutonic (100)                  157       201      161       201
  Darlot (100)                    178       168      166       192
  Lawlers (100)                   193       227      208       226
                                -----     -----    -----     -----
     Total Australia              181       191      179       200
Canada
 Eskay Creek (100)(a)              60        33       53        24
 Hemlo (50)                       203       187      205       190
                                -----     -----    -----     -----
     Total Canada                 126       107      126       105
United States
 Round Mountain (50)              184       202      176       221
 Ruby Hill (100)                  104        97      102       101
 McLaughlin (100)                 214       240      219       234
 Marigold (33)                    163       339      169       257
 Homestake (100)                  193       287      199       276
                                -----     -----    -----     -----
    Total United States           176       209      176       215
Chile
 Agua de la Falda (51)            222       223      253       212
                                -----     -----    -----     -----
Homestake Total                 $ 166     $ 173    $ 165     $ 176
                                =====     =====    =====     =====

(a) Eskay Creek's costs per ounce were calculated on a by-product basis. Included as a credit against costs in the 2001 third quarter and year-to-date periods were revenues from the sale of 3.9 million and 11.4 million ounces of silver, respectively, at average prices of $4.35 and $4.43 per ounce respectively. Included as a credit against costs in the 2000 third quarter and year-to-date periods were revenues from the sale of 3.6 million and 10.7 million ounces of silver at average prices of $4.86 and $5.02 per ounce, respectively. If Eskay Creek silver production had been accounted for as a co-product, whereby costs were allocated separately to gold and silver based on their relative sales values, consolidated total cash costs would have been $177 and $184 per ounce, in the 2001 and 2000 third quarters, respectively, and $175 and $187 for the year-to-date periods in 2001 and 2000, respectively. For comparison purposes, costs per ounce include estimated third-party costs incurred by smelter owners and others to produce marketable gold and silver.

                   Homestake Mining Company and Subsidiaries

     The following table details Homestake's consolidated production costs per ounce:

                                            Consolidated Production Costs per Ounce (1)
                                                    (Dollars per ounce of gold)
                                         Three Months Ended             Nine Months Ended
                                            September 30,                 September 30,
                                     ----------------------------  ----------------------------
                                         2001           2000           2001           2000
                                     -------------  -------------  -------------  -------------
                                                    (As Restated)                 (As Restated)
Realized Gold Price                         $ 276          $ 284          $ 272          $ 290
                                     =============  =============  =============  =============

Per Ounce Costs
Direct mining costs                         $ 173          $ 182          $ 172          $ 188
Deferred stripping adjustments                 (2)             -             (1)            (1)
Costs of third-party smelters                  18             17             16             17
By-product credits                            (30)           (33)           (29)           (35)
Other                                           -              1              -              1
                                     -------------  -------------  -------------  -------------
Cash Operating Costs                          159            167            158            170
Royalties                                       6              6              6              5
Production taxes                                1              -              1              1
                                     -------------  -------------  -------------  -------------
Total Cash Costs                              166            173            165            176
Depreciation and amortization                  54             61             53             58
Reclamation and mine closure                   15             11             16             10
                                     -------------  -------------  -------------  -------------
Total Production Costs                      $ 235          $ 245          $ 234          $ 244
                                     =============  =============  =============  =============

(1) Homestake reports per ounce production costs in accordance with the "Gold Institute Cost Standard".

Australia

   Australian production increased by 1% to 216,900 ounces during the third quarter of 2001 from 214,600 ounces during the third quarter of 2000, due to increased production at the Plutonic mine partially offset by lower production at Kalgoorlie, and slightly lower production at the Darlot and Lawlers mines. The weighted average total cash cost at the Australian mines was $181 per ounce during the third quarter of 2001 compared to $191 per ounce during the same period in 2000.

   During the third quarter of 2001, production at Homestake's 50% owned Kalgoorlie operations decreased by 9% to 84,300 ounces at a total cash cost of $201 per ounce compared to 92,400 ounces at a total cash cost of $183 during the third quarter a year ago. The lower gold output and the increased cash costs were primarily due to lower mill throughput, lower average ore grade and lower gold recovery. The operation principally sourced its ore from the lower-grade areas of the pit with abnormally high concentration of voids left from past underground mining. The lower recoveries were mainly due to lower ore grade of the ore feed to the mill.

   Homestake's lOO%-owned Yilgarn operations, consisting of the Plutonic, Darlot and Lawlers mines, increased production by 9% to 132,600 ounces at a weighted average total cash cost of $169 per ounce during the third quarter of 2001 compared to 122,200 ounces at a weighted average total cash cost of $197 per ounce a year ago, reflecting higher production at the Plutonic mine partially offset by slightly lower production at the

                   Homestake Mining Company and Subsidiaries

Darlot and Lawlers mines. Production at the Plutonic mine totaled 76,400 ounces at a total cash cost of $157 per ounce during the third quarter of 2001 compared to 61,000 ounces at a total cash cost of $201 per ounce during the same period in 2000. The increase in production is due to operating efficiencies resulting from higher grade and recovery in the third quarter of 2001 compared to the same period in 2000. Cash costs decreased by $44 per ounce primarily due to the increased production and the weaker Australian dollar. During the third quarter of 2001, the Darlot mine produced 31,500 ounces at a total cash cost of $178 per ounce compared to 35,000 ounces at a total cash cost of $168 per ounce during the third quarter of 2000. The increase in total cash costs is a result of lower production resulting from lower ore grades. The Lawlers mine produced 24,700 ounces at a total cash cost of $193 per ounce compared to 26,200 ounces at a total cash cost of $227 per ounce a year ago. The decrease in total cash costs is primarily due to favorable impact of a weaker Australian dollar.

   At the recently acquired Cowal project, Homestake has commenced its own detailed evaluation program. One drill rig is active and a second is in the process of being mobilized.

Canada

   Canadian gold production decreased 7% to 146,200 ounces during the third quarter of 2001 from 156,900 ounces in 2000. During the third quarter of 2001, the weighted average total cash cost per ounce from the Company's Canadian mines increased to $126 per ounce from $107 per ounce a year ago primarily due to lower silver by-product credits at the Eskay Creek mine and increased unit mining costs at the Hemlo operations, as a result of lower ore grades.

   At the Eskay Creek mine, third quarter 2001 production totaled 78,800 ounces at a total cash cost of $60 per ounce compared to 81,900 ounces at a total cash cost of $33 per ounce during the same period in 2000. The decrease in production was as a result of lower grades in the direct shipment ore. The increase in total cash costs reflects higher fuel, transportation and smelting charges related to higher volumes of shipped concentrates, lower silver by-product credits and increased third-party treatment charges. By-product silver credits were lower due to a $0.50-per-ounce decline in the average price of silver realized in the third quarter of 2001 compared to 2000. Site costs were also marginally higher as ore continued to be sourced from smaller ore bodies characterized by higher mining costs. At the Hemlo operations, Homestake's 50% share of the third quarter of 2001 production from the combined Williams and David Bell mines totaled 67,400 ounces at an average total cash cost of $203 per ounce compared to 75,000 ounces at an average total cash cost of $187 per ounce for the same quarter of 2000. The reduction in gold production and the increase in total cash costs during the third quarter of 2001 are mainly due to greater quantities of lower grade material sourced from the open pit, and production from lower grade stopes. The effect of processing lower grade material was partially offset by higher mill throughput, which averaged 10,607 tons of ore per day in the third quarter.

United States

   United States production increased by 20% to 219,900 ounces during the third quarter of 2001 compared to 184,000 ounces in the corresponding quarter of 2000, primarily due to higher production at the Round Mountain mine. The weighted average United States total cash cost decreased by 16% to $176 per ounce during the third quarter of 2001 compared to $209 per ounce during the third quarter of 2000.

   During the third quarter of 2001, Homestake's 50% share of production from the Round Mountain mine amounted to 102,900 ounces compared to 77,800 ounces in the third quarter of 2000. Total cash costs decreased to $184 per ounce during the third quarter of 2001 from $202 per ounce during the same period in 2000. The higher production is due primarily to increased tons leached on the reusable pad. Lower cash costs were mainly due to the increase in production. Homestake's wholly-owned Ruby Hill mine produced 34,600 ounces at a total cash cost of $104 per ounce during the third quarter of 2001 compared to 35,600 ounces at a total cash cost of $97 per ounce for the comparable period of 2000. The decrease in production was due to lower recovery rates during the third quarter of 2001. The Ruby Hill mine will complete mining in December 2002. Production from the Homestake mine increased to 45,900 ounces during the third quarter of 2001 from 40,600 ounces during the same period in 2000. Total cash costs during the third quarter of 2001 were $193 per ounce compared to $287 per ounce during the corresponding period of 2000. The reduction in cash costs is mainly due to lower mining costs associated with the planned mine closure. The Homestake mine is gradually

                   Homestake Mining Company and Subsidiaries

reducing its workforce and site costs in accordance with a planned mine-out schedule. By the end of October 2001, all abandoned mine sites related to and in the proximity of the Homestake mine had been rehabilitated and several equipment components and facilities had either been closed and disposed of or cleaned up and removed. During the third quarter of 2001, gold production from the processing of the residual stockpiles at the McLaughlin mine totaled 29,400 ounces compared to 25,800 ounces during the third quarter in 2000. Total cash costs decreased to $214 per ounce during the third quarter of 2001 compared to $240 per ounce for the third quarter of 2000. The Company's share of production from the Marigold mine was 7,100 ounces during the third quarter of 2001 at a total cash cost of $163 per ounce compared to 4,200 ounces at a total cash cost of $339 per ounce during the same period in 2000.

South America

   Homestake's share of production at its 51%-owned Agua de la Falda mine amounted to 4,600 ounces at a total cash cost of $222 per ounce during the third quarter of 2001 compared to 3,400 ounces of gold at a total cash cost of $223 per ounce in the third quarter of 2000.

   Homestake's 60%-owned Veladero project in northwestern Argentina has completed its 2000-2001 field season. During the third quarter, Homestake focused on continuing the metallurgical testing, incorporating and interpreting new drill results and updating the mine planning, process design, permitting, capital and operating cost estimates, and financial models. The engineering studies have advanced to further refine the mining plan and process flow sheet for the project.

   Costs associated with the Veladero project are included in exploration expenses. The costs incurred during the third quarter and year-to-date of 2001 were $743,000 and $9.7 million respectively, compared to $1.4 million and $9.5 million, respectively for the same periods in 2000.

   Other loss for the three months ended September 30, 200l includes foreign exchange losses of $7.6 million relating to intercompany loans. During the 2001 third quarter, other loss also includes $850,000 of pension plan curtailment and settlement gains. Other loss during the first nine months of 2001 includes foreign exchange losses of $16.3 million, $2.4 million related to foreign currency contracts and $13.9 million related to intercompany loans. In addition, other loss during the nine month period of 2001 also includes the $1.3 million gain from the sale of oil and gas assets, a gain of $2.4 million for the sale of mining information related to the Just-in-Case property in Western Australia and $4.1 million for the recognition of pension plan curtailment and settlement gains. Other loss in the first nine months of 2000 includes foreign exchange losses of $35.5 million, $16.0 million related to foreign currency contracts and $19.5 million related to intercompany loans, respectively.

   Depreciation, depletion and amortization expense of $110.7 million during the first nine months of 2001 was comparable to $107.4 million in the same period of 2000. The effects of higher production and the increases in property, plant and equipment resulting from the conversion of certain Australian mines from contract to owner mining were partially offset by reserve expansions.

   Exploration expense for the first nine months of 2001 decreased to $28.9 million compared to $35.3 million a year ago reflecting a general reduction in spending in the Company's overall exploration activities partially offset by a slight increase in exploration spending at the Veladero project.

   Income tax expense for the first nine months of 2001 was a benefit of $9.8 million compared to an expense of $9.9 million for the same period in 2000. The current year's tax benefit reflects the geographic mix of pre-tax income and losses. No tax benefits are being recognized on the United States, Australian and South American losses. The Company's consolidated effective income tax rate fluctuates depending on the geographic mix of pre-tax income and losses.

   Minority interests: During the first nine months of 2001, minority interests'share of losses in consolidated subsidiaries decreased to $1.3 million compared to $1.9 million in the first nine months of 2000, primarily reflecting lower exploration expenditures at the Agua de la Falda joint venture.

                   Homestake Mining Company and Subsidiaries

                        LIQUIDITY AND CAPITAL RESOURCES

   Cash provided by continuing operations totaled $80.1 million in the first nine months of 2001 compared to $91.9 million in the first nine months of 2000. Working capital at September 30,2001, amounted to $204.9 million, including cash and equivalents and short-term investments of $189.2 million.

   Capital expenditures of $68.0 million during the first nine months of 2001 compares to capital expenditures of $56.0 million during the first nine months of 2000. Capital expenditures in 2001 include $11.9 million at Round Mountain, primarily for new haul trucks, $20.6 million at the Yilgarn operations, primarily for mine development and mining equipment required for the conversion to owner mining, $11.5 million for the Cowal property purchase, $7.7 million at the Eskay Creek mine for the construction of the water treatment plant and $5.9 million at Kalgoorlie primarily for the purchase of additional haul trucks. The balance of the 2001 capital expenditures primarily relate to sustaining capital at the Company's operating mines. Capital expenditures in 2000 included approximately $22.0 million at the Yilgarn operations primarily for underground development work, $13.8 million at Kalgoorlie primarily for owner mining equipment and a flotation circuit upgrade, and $5.5 million at the Eskay Creek mine for a new tailings pipeline and other capital improvements with the balance primarily relating to sustaining capital at the Company's operating mines.

  The Company has a cross-border credit facility ("Credit Facility") providing a total availability of $430.0 million. The facility is available through July 14, 2003 and provides for borrowings in United States, Canadian and Australian dollars, or gold, or a combination of these. At September 30, 2001, Canadian dollar borrowings under the Credit Facility of $136.0 million (C$214.8 million) were outstanding. The Company pays a commitment fee on the unused portion of this facility ranging from 0.15% to 0.35% per annum, depending upon rating agencies' ratings for the Company's senior debt. The credit agreement includes a minimum consolidated net worth test. Interest on the Canadian dollar borrowings is payable quarterly and is based on the Bankers' Acceptance discount rate plus a stamping fee. At September 30, 2001, this rate was 4.12%.

  Debt repayments during the first nine months of 2001 were $15.3 million compared to $136.3 million in the prior year's first nine months. Debt repayments in 2001 primarily reflect capital lease principal payments and a repayment on the Credit Facility. In addition, the Company received $3.9 million of capital lease proceeds related to the acquisition of the new haul trucks at Kalgoorlie. During the first nine months of 2000, the Company drew down $99.2 million on the Credit Facility and repaid $135.0 million of the 5.5% convertible subordinated notes. In addition, the Company received $6.7 million of capital lease proceeds.

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

   During the third quarter of 2001 and 2000, the Company delivered 111,000 and 101,300 ounces of gold under hedge contracts at average prices of $260 and $312 per ounce, respectively. During the first nine months of 2001 and 2000, the Company delivered 309,000 and 243,800 ounces of gold under hedge contracts at average prices of $264 and $325 per ounce, respectively. During the first nine months of 2000, the Company also delivered 655,000 ounces of silver at an average price of $6.30 per ounce under maturing forward sales and option contracts. The foregoing hedging activities decreased revenues in the nine months ended September 30, 2001 by approximately $1.5 million and increased revenues by $11.8 million during the same period in 2000, respectively, versus the then prevailing spot prices. The estimated fair value of the Company's remaining gold hedge position at September 30, 200l is approximately $1.4 million. The Company's gold hedge program at September 30, 2001, covers

                   Homestake Mining Company and Subsidiaries


approximately 10% of its proven and probable reserves and contains no exposure to floating lease rates or margin call requirements.

   Under the Company's foreign currency protection program, the Company entered into foreign currency option contracts to minimize the effects of the strengthening of the Canadian and/or Australian currencies in relation to the United States dollar. In July 2000, the Company discontinued its foreign currency protection program. Contracts outstanding at September 30, 2001 are expected to remain in place until maturity. Realized and unrealized gains and losses on this program are recorded in other income. At September 30, 2001 the Company had a net unrealized loss of $1.7 million on open contracts under this program.


Part II-OTHER INFORMATION

Item 1-Legal Proceedings
------------------------

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


Item 5-Other Information


(a) CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

   Certain statements contained in this Form 10-Q that are not statements of historical facts are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on beliefs of management, as well as assumptions made by and information currently available to management. Forward looking statements include those preceded by the words "believe," "estimate," "expect," "intend, " "will," and similar expressions, and include estimates of reserves, future production, costs per ounce, dates of construction completion, costs of capital projects and commencement of operations. Forward looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from expected results. Some important factors and assumptions that could cause actual results to differ materially from expected results are discussed below. Those listed are not exclusive.

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

                Homestake Mining Company and Subsidiaries

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

   See the Company's Form 10-K/A Report for the year ended December 31, 2000, "RISK FACTORS" and "CAUTIONARY STATEMENTS" included under Part I-Item 1, for a more detailed discussion of factors that may impact on expected future results.

Item 6-Exhibits and Reports on Form 8-K

(a) Exhibits

    None

(b) Form 8-K

    The Company filed a report on Form 8-K on November 12, 2001 to provide the consent of PricewaterhouseCoopers LLP Independent Accountants, relating to the incorporation by reference in certain Homestake registration statements, of the December 31, 2000 consolidated financial statements contained in the Report on From 10-K/A for the year ended December 31, 2000.

                   Homestake Mining Company and Subsidiaries


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            HOMESTAKE MINING COMPANY


Date: November 14, 200l                     By /s/ David W. Peat
                                               -------------------------------
                                                David W. Peat
                                                Vice President, Finance and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

Date: November 14, 200l                     By /s/ Alex G. Morrison
                                               -------------------------------
                                                Alex G. Morrison
                                                Vice President and Controller
                                                (Principal Accounting Officer)